Form 10-Q
period 2013-11-30
JABIL CIRCUIT INC
filed 2014-01-09
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

As of January 6, 2014, there were 206,224,627 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30, 2013 (Unaudited)	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$769,223	$1,011,373
Accounts receivable, net of allowance for doubtful accounts of $1,875 at November 30, 2013 and $2,717 at August 31, 2013	1,430,997	1,281,425
Inventories	2,166,797	2,302,155
Prepaid expenses and other current assets	1,165,090	1,165,984
Income taxes receivable	26,280	13,048
Deferred income taxes	50,308	46,260

Total current assets	5,608,695	5,820,245
Property, plant and equipment, net of accumulated depreciation of $1,898,449 at November 30, 2013 and $1,810,736 at August 31, 2013	2,474,466	2,395,598
Goodwill	457,972	436,205
Intangible assets, net of accumulated amortization of $165,401 at November 30, 2013 and $157,660 at August 31, 2013	304,694	304,230
Deferred income taxes	87,170	94,069
Other assets	96,405	103,434

Total assets	$9,029,402	$9,153,781

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$117,230	$215,536
Accounts payable	3,185,090	3,301,235
Accrued expenses	1,351,125	1,301,078
Income taxes payable	18,129	40,332
Deferred income taxes	7,836	6,253

Total current liabilities	4,679,410	4,864,434
Notes payable, long-term debt and capital lease obligations, less current installments	1,677,824	1,690,426
Other liabilities	85,242	89,813
Income tax liabilities	90,490	80,368
Deferred income taxes	78,688	73,173

Total liabilities	6,611,654	6,798,214

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 242,502,585 and 237,732,562 shares issued and 206,454,127 and 203,164,870 shares outstanding at November 30, 2013 and August 31, 2013, respectively	242	238
Additional paid-in capital	1,828,111	1,853,409
Retained earnings	1,172,105	1,071,175
Accumulated other comprehensive income	93,914	81,248
Treasury stock at cost, 36,048,458 and 34,567,692 shares at November 30, 2013 and August 31, 2013	(703,500)	(670,783)

Total Jabil Circuit, Inc. stockholders’ equity	2,390,872	2,335,287
Noncontrolling interests	26,876	20,280

Total equity	2,417,748	2,355,567

Total liabilities and equity	$9,029,402	$9,153,781

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2013	November 30, 2012
Net revenue	$4,611,442	$4,637,018
Cost of revenue	4,242,672	4,286,423

Gross profit	368,770	350,595
Operating expenses:
Selling, general and administrative	158,095	169,600
Research and development	9,054	7,263
Amortization of intangibles	7,678	3,451
Restructuring and related charges	21,275	—

Operating income	172,668	170,281
Other expense	1,255	1,569
Interest income	(747)	(510)
Interest expense	33,314	29,604

Income before income tax	138,846	139,618
Income tax expense	20,781	34,034

Net income	118,065	105,584
Net income (loss) attributable to noncontrolling interests, net of income tax expense	143	(263)

Net income attributable to Jabil Circuit, Inc.	$117,922	$105,847

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.58	$0.52

Diluted	$0.57	$0.51

Weighted average shares outstanding:
Basic	204,762	204,318

Diluted	206,813	207,816

Cash dividend declared per share	$0.08	$0.08

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2013	November 30, 2012
Net income	$118,065	$105,584

Other comprehensive income (loss):

Foreign currency translation adjustment	9,184	4,909
Change in fair value of derivative instruments, net of tax	1,422	2,747
Reclassification of net losses (gains) realized and included in net income related to derivative instruments, net of tax	2,060	(1,041)

Total other comprehensive income	12,666	6,615

Comprehensive income	130,731	112,199
Comprehensive income (loss) attributable to noncontrolling interests	143	(263)

Comprehensive income attributable to Jabil Circuit, Inc.	$130,588	$112,462

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2013	203,164,870	$238	$1,853,409	$1,071,175	$81,248	$(670,783)	$20,280	$2,355,567
Shares issued upon exercise of stock options	1,251	4	(3)	—	—	—	—	1
Vesting of restricted stock awards	4,768,772	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,480,766)		—	—	—	(32,717)	—	(32,717)
Recognition of stock-based compensation	—	—	(25,206)	—	—	—	—	(25,206)
Excess tax benefit of stock awards	—	—	658	—	—	—	—	658
Declared dividends	—	—	—	(16,992)	—	—	—	(16,992)

Comprehensive income	—	—	—	117,922	12,666	—	143	130,731

Adjustment of noncontrolling interests	—	—	—	—	—	—	7,401	7,401
Purchase of noncontrolling interests	—	—	(747)	—	—	—	(973)	(1,720)
Foreign Currency Adjustments Attributable to Noncontrolling Interests	—	—	—	—	—	—	25	25

Balance at November 30, 2013	206,454,127	$242	$1,828,111	$1,172,105	$93,914	$(703,500)	$26,876	$2,417,748

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$118,065	$105,584

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	125,596	95,203
Recognition of stock-based compensation expense and related charges	(24,566)	18,803
Deferred income taxes	(5,429)	(1,288)
Restructuring and related charges	782	—
Excess tax benefits related to stock awards	(714)	(330)
Other, net	3,691	3,116
Changes in operating assets and liabilities:
Accounts receivable	(146,619)	(308,487)
Inventories	137,407	(195,316)
Prepaid expenses and other current assets	1,323	10,256
Other assets	(6,136)	233
Accounts payable and accrued expenses	(73,700)	424,119
Income taxes payable	(11,994)	21

Net cash provided by operating activities	117,706	151,914

Cash flows from investing activities:
Acquisition of property, plant and equipment	(202,992)	(166,485)
Proceeds from sale of property, plant and equipment	5,819	1,981

Net cash used in investing activities	(197,173)	(164,504)

Cash flows from financing activities:
Borrowings under debt agreements	2,066,000	776,517
Payments toward debt agreements	(2,180,326)	(787,196)
Dividends paid to stockholders	(19,261)	(18,551)
Cash paid to purchase noncontrolling interest	(1,720)	—
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	—	3,201
Payments to acquire treasury stock	—	(129,262)
Treasury stock minimum tax withholding related to vesting of restricted stock	(32,717)	(19,908)
Capital contribution to noncontrolling interest	—	317
Excess tax benefit related to stock awards	714	330
Bank overdraft	3,396	—

Net cash used in financing activities	(163,914)	(174,552)

Effect of exchange rate changes on cash and cash equivalents	1,231	(80)

Net decrease in cash and cash equivalents	(242,150)	(187,222)
Cash and cash equivalents at beginning of period	1,011,373	1,217,256

Cash and cash equivalents at end of period	$769,223	$1,030,034

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2013. Results for the three months ended November 30, 2013 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2014.

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

	Three months ended
	November 30, 2013	November 30, 2012
Numerator:
Net income attributable to Jabil Circuit, Inc.	$117,922	$105,847

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	204,762	204,318

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	79	88
Dilutive unvested restricted stock awards	1,972	3,410

Denominator for diluted earnings per share	206,813	207,816

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.58	$0.52

Diluted	$0.57	$0.51

For the three months ended November 30, 2013 and 2012, options to purchase 2,592,657 and 3,739,187 shares of common stock and 3,145,008 and 4,612,729 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2013 and 2012:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)

Fiscal year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013

Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012

3. Inventories

Inventories consist of the following (in thousands):

	November 30, 2013	August 31, 2013
Raw materials	$1,345,087	$1,412,948
Work in process	495,501	548,096
Finished goods	326,209	341,111

	$2,166,797	$2,302,155

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded ($24.6) million and $18.8 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months ended November 30, 2013 and 2012, respectively. During the three months ended November 30, 2013, the Company recorded a $39.0 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded tax effects related to the stock-based compensation expense of $0.0 million and $0.2 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2013 and 2012, respectively.

The following table summarizes stock option and stock appreciation right activity from August 31, 2013 through November 30, 2013:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2013	12,011,073	7,857,127	$1,927	$26.31	1.95

Options canceled	1,533,125	(1,533,125)		$26.21
Restricted stock awards granted (1)	(3,966,609)
Options exercised		(25,952)		$19.38

Balance at November 30, 2013	9,577,589	6,298,050	$339	$26.37	2.12

Exercisable at November 30, 2013		6,298,050	$339	$26.37	2.12

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2013 through November 30, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested balance at August 31, 2013	11,335,192	$17.15

Changes during the period
Shares granted (1)	4,042,264	$22.06
Shares vested	(4,768,772)	$15.11
Shares forfeited	(75,655)	$18.88

Non-vested balance at November 30, 2013	10,533,029	$19.94

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the three months ended November 30, 2013 and 2012, the Company awarded approximately 1.7 million and 1.8 million time-based restricted stock units, respectively and 1.5 million and 1.7 million performance-based restricted stock units, respectively.

At November 30, 2013, there was $83.4 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2013, the Company’s five largest customers accounted for approximately 48% of its net revenue and 69 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

The Company is currently in ongoing discussions with BlackBerry Limited regarding the termination of the business relationship. No reserve has currently been established regarding the termination of the customer relationship as a loss is not considered probable. The reduction in business could include related expenses which are still being determined and could have a material adverse effect on results of operations.

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

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense and related charges, amortization of intangibles, restructuring and related charges, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30, 2013	November 30, 2012
Net revenue
DMS	$2,281,922	$2,175,034
E&I	1,336,705	1,418,516
HVS	992,815	1,043,468

	$4,611,442	$4,637,018

	Three months ended
	November 30, 2013	November 30, 2012
Segment income and reconciliation of income before income tax
DMS	$110,673	$125,092
E&I	40,287	33,758
HVS	26,095	33,685

Total segment income	$177,055	$192,535
Reconciling items:
Stock-based compensation expense and related charges	(24,566)	18,803
Amortization of intangibles	7,678	3,451
Restructuring and related charges	21,275	—
Other expense	1,255	1,569
Interest income	(747)	(510)
Interest expense	33,314	29,604

Income before income tax	$138,846	$139,618

	November 30, 2013	August 31, 2013
Total assets
DMS	$4,053,551	$4,131,973
E&I	1,147,526	1,110,458
HVS	1,105,514	1,031,911
Other non-allocated assets	2,722,811	2,879,439

	$9,029,402	$9,153,781

The Company operates in 31 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 84.5% and 86.4% of net revenue during the three months ended November 30, 2013 and 2012, respectively.

6. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations at November 30, 2013 and August 31, 2013, are summarized below (in thousands):

	November 30, 2013	August 31, 2013
7.750% Senior Notes due 2016	$307,369	$306,940
8.250% Senior Notes due 2018	398,379	398,284
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	100,000	200,000
Borrowings under loans (a)	47,973	58,447
Capital lease obligations	35,103	35,468
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	6,230	6,823

Total notes payable, long-term debt and capital lease obligations	1,795,054	1,905,962
Less current installments of notes payable, long-term debt and capital lease obligations	117,230	215,536

Notes payable, long-term debt and capital lease obligations, less current installments	$1,677,824	$1,690,426

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $356.4 million, $474.5 million, $430.1 million and $497.4 million, respectively, at November 30, 2013. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At November 30, 2013, the VIE had approximately $44.4 million of total assets, of which approximately $43.3 million was comprised of a note receivable due from the Company, and approximately $43.8 million of total liabilities, of which approximately $43.7 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $43.7 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement, a committed trade accounts receivable sale program and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2013 and 2012, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 21, 2014, and its foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million for the North American asset-backed securitization program are available at any one time. The Company decreased its facility limit from $300.0 million to $200.0 million during the first quarter of fiscal year 2014. Net cash proceeds of up to a maximum of $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $2.2 billion and $2.1 billion of eligible trade accounts receivable during the three months ended November 30, 2013 and 2012, respectively. In exchange, the Company received cash proceeds of $1.7 billion during each of the three months ended November 30, 2013 and 2012, respectively (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods), and a deferred purchase price receivable. At November 30, 2013 and 2012, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $544.1 million and $436.9 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.1 million during each of the three months ended November 30, 2013 and 2012, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In October 2013, the factoring agreement was extended through March 31, 2014, at which time it is expected to automatically renew for an additional six-month period.

The Company sold $0.5 million and $14.2 million of trade accounts receivable during the three months ended November 30, 2013 and 2012, respectively, and in exchange, received cash proceeds of $0.5 million and $14.2 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months ended November 30, 2013 and 2012 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with four separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million, $100.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is subject to expiration on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility scheduled to expire on November 26, 2014, although either party may elect to terminate the agreement at any time upon no less than 30 days prior notice. The agreement will be automatically extended until June 1, 2015, unless either party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months ended November 30, 2013 and 2012, the Company sold $0.6 billion and $0.7 billion of trade accounts receivable under these programs, respectively, and in exchange, received cash proceeds of $0.6 billion and $0.7 billion, respectively. The resulting losses on the sales of trade accounts receivable during the three months ended November 30, 2013 and 2012 were not material.

8. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”) by component for the three months ended November 30, 2013 (in thousands):

	Foreign currency translation adjustment	Derivative instruments	Actuarial loss	Prior service cost	Total
Balance at August 31, 2013	$125,594	$(5,050)	$(40,258)	$962	$81,248
Other comprehensive income before reclassifications	9,184	1,422	—	—	10,606
Amounts reclassified from accumulated other comprehensive income	—	2,060	—	—	2,060

Other comprehensive income	9,184	3,482	—	—	12,666

Balance at November 30, 2013	$134,778	$(1,568)	$(40,258)	$962	$93,914

The following table sets forth the amounts reclassified out of AOCI, net of tax balances, for the three months ended November 30, 2013 (in thousands):

Details about AOCI Components	Amounts Reclassified from AOCI for the three months ended November 30, 2013	Affected Line Item in the Condensed Consolidated Statement of Operations
Gains (losses) on derivative instruments:
Forward foreign exchange contracts	$(2,434)	Net revenue
Forward foreign exchange contracts	1,462	Cost of revenue
Forward foreign exchange contracts	(100)	Selling, general and administrative
Interest rate swap	(988)	Interest expense

Total reclassified	$(2,060)

9. Postretirement and Other Employee Benefits

The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom and (b) both funded and unfunded retirement plans mainly in Austria, Canada, France, Germany, Japan, The Netherlands, Poland and Taiwan and which provide benefits based upon years of service and compensation at retirement.

The following table provides information about net periodic benefit cost for the pension plans during the three months ended November 30, 2013 and 2012 (in thousands):

	Three months ended
	November 30, 2013	November 30, 2012
Service cost	$353	$516
Interest cost	2,064	1,925
Expected long-term return on plan assets	(1,898)	(1,742)
Amortization of prior service cost	(61)	(6)
Recognized actuarial loss	644	681

Net periodic benefit cost	$1,102	$1,374

During the three months ended November 30, 2013, the Company made contributions of approximately $1.1 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $4.7 million and $5.5 million to its funded pension plans during fiscal year 2014.

10. Commitments and Contingencies

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

All derivative instruments are recorded gross on the Condensed Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of AOCI, net of tax, and is subsequently reclassified into the line item within the Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Condensed Consolidated Statements of Cash Flows.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $377.9 million and $430.3 million at November 30, 2013 and 2012, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2013 and September 30, 2014.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2013 and 2012 was $1.3 billion and $991.7 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2013, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$11,502	$—	$11,502

Liabilities:
Forward foreign exchange contracts	—	(6,538)	—	(6,538)

Total	$—	$4,964	$—	$4,964

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2013 and August 31, 2013 (in thousands):

	Fair Values of Derivative Instruments At November 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,911	Accrued expenses	$1,302

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$6,591	Accrued expenses	$5,236

	Fair Values of Derivative Instruments At August 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,357	Accrued expenses	$4,550

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,147	Accrued expenses	$4,959

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the three months ended November 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(2,034)	Revenue	$(2,434)	Revenue	$38
Forward foreign exchange contracts	$3,375	Cost of revenue	$1,462	Cost of revenue	$2,970
Forward foreign exchange contracts	$81	Selling, general and administrative	$(100)	Selling, general and administrative	$49

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(929)	Revenue	$(1,620)	Revenue	$65
Forward foreign exchange contracts	$3,489	Cost of revenue	$3,371	Cost of revenue	$1,516
Forward foreign exchange contracts	$187	Selling, general and administrative	$278	Selling, general and administrative	$67

As of November 30, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $1.2 million from the amounts recorded in AOCI as the hedged item affects earnings.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the three months ended November 30, 2013 and 2012 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Three Months Ended November 30, 2013
Forward foreign exchange contracts	Cost of revenue	$4,996

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Three Months Ended November 30, 2012
Forward foreign exchange contracts	Cost of revenue	$2,907

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $0.6 million in amortization as a reduction to interest expense during the three months ended November 30, 2013. At November 30, 2013, the unamortized hedge accounting adjustment recorded is $6.2 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the three months ended November 30, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(988)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(988)	Interest expense	$—

As of November 30, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the hedged item affects earnings.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Three months ended November 30, 2013
Accumulated comprehensive loss, August 31, 2013	$(5,050)
Change in fair value of derivative instruments	1,422
Reclassification of net losses realized and included in net income related to derivative instruments	2,060

Accumulated comprehensive loss, November 30, 2013	$(1,568)

Three months ended November 30, 2012
Accumulated comprehensive loss, August 31, 2012	$(7,153)
Change in fair value of derivative instruments	2,747
Reclassification of net gains realized and included in net income related to derivative instruments	(1,041)

Accumulated comprehensive loss, November 30, 2012	$(5,447)

12. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors during the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”), the Company charged $14.6 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2013. The 2014 Restructuring Plan is intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the three months ended November 30, 2013 include $12.4 million related to employee severance and benefit costs, $0.5 million related to asset write off costs, $0.4 million related to lease costs and $1.3 million of other related costs.

These restructuring and related charges associated with the 2014 Restructuring Plan incurred during the three months ended November 30, 2013 of $14.6 million are primarily cash costs totaling $14.1 million. The cash costs consist of employee severance and benefit costs of $12.4 million, lease costs of $0.4 million and other related costs of $1.3 million. Non-cash costs of $0.5 million represent asset write off costs related to the Company’s restructuring activities. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the HVS reportable segment.

The Company currently expects to recognize approximately $35.0 million to $85.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal year 2014 under the 2014 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit costs and asset write offs. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2014 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The table below sets forth the significant components and activity in the 2014 Restructuring Plan during the three months ended November 30, 2013 (in thousands):

2014 Restructuring Plan – Three Months Ended November 30, 2013

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at November 30, 2013
Employee severance and benefit costs	$—	$12,379	$63	$(7,669)	$4,773
Lease costs	—	357	—	(357)	—
Asset write off costs	—	563	(563)	—	—
Other related costs	—	1,324	—	—	1,324

Total	$—	$14,623	$(500)	$(8,026)	$6,097

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $6.7 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2013. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months ended November 30, 2013 include $6.3 million related to employee severance and benefit costs, $0.3 million related to asset write off costs and $0.1 million of other related costs.

These restructuring and related charges associated with the 2013 Restructuring Plan incurred during the three months ended November 30, 2013 of $6.7 million are primarily cash costs totaling $6.4 million. The cash costs consist of employee severance and benefit costs of $6.3 million and other related costs of $0.1 million. Non-cash costs of $0.3 million represent asset write off costs related to the Company’s restructuring activities.

The Company currently expects to recognize approximately $188.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $96.1 million of restructuring and related costs have been recognized. Of the $96.1 million recognized to date, $26.6 million was allocated to the DMS segment, $54.2 million was allocated to the E&I segment, $10.9 million was allocated to the HVS segment and $4.4 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $140.0 million to $160.0 million that will be payable over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The table below sets forth the significant components and activity in the 2013 Restructuring Plan during the three months ended November 30, 2013 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2013

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at November 30, 2013
Employee severance and benefit costs	$57,623	$6,347	$1,903	$(6,687)	$59,186
Lease costs	251	—	—	(251)	—
Asset write off costs	—	218	(218)	—	—
Other related costs	36	87	—	(36)	87

Total	$57,910	$6,652	$1,685	$(6,974)	$59,273

The table below sets forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months ended November 30, 2013 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2013

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at November 30, 2013
DMS	$12,289	$5,141	$381	$(3,178)	$14,633
E&I	40,603	(51)	1,147	(1,388)	40,311
HVS	4,985	234	157	(1,229)	4,147
Other	33	1,328	—	(1,179)	182

Total	$57,910	$6,652	$1,685	$(6,974)	$59,273

13. Business Acquisition

On July 1, 2013, the Company completed its acquisition of Nypro Inc. (“Nypro”) by acquiring 100% of the issued and outstanding common shares of Nypro for net aggregate consideration of $679.5 million, which was funded from available cash. Nypro is a provider of manufactured precision plastic products for customers in the healthcare, packaging and consumer electronics industries. Nypro has advanced capabilities in product design, tooling, injection molding, surface decoration and complete product manufacturing.

The acquisition of Nypro has been accounted for as a business combination using the acquisition method of accounting. The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is considered preliminary pending final valuation by the Company for intangible assets, noncontrolling interests and tax adjustments.

	As reported at August 31, 2013	Adjustments		November 30, 2013
Cash	$77,384	$(12)	(a)	$77,372
Other current assets	343,446	76	(a)	343,522
Property, plant and equipment	282,599	(4,579)	(b)	278,020
Intangible assets	196,800	7,800	(b)	204,600
Goodwill	335,871	21,475	(c)	357,346
Other assets	28,304	(309)	(a)	27,995

Current liabilities	(322,397)	(361)	(a)	(322,758)
Long-term deferred tax liability	(153,030)	(17,741)	(a)	(170,771)

Other liabilities	(72,906)	1,052	(a)	(71,854)

Noncontrolling interests	(36,548)	(7,401)	(b)	(43,949)

Net assets acquired	$679,523	$—		$679,523

(a)	Adjustment related to the fair value of identifiable assets and liabilities
(b)	Adjustment based on final valuation results
(c)	Adjustment based on provisional amounts in (a) and (b)

The $204.6 million of acquired intangible assets includes $81.0 million assigned to customer relationships with an assigned useful life of up to 15 years, $51.2 million assigned to intellectual property with an assigned useful life of up to 8 years and $72.4 million assigned to an indefinite-lived trade name.

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $357.3 million was recorded to goodwill and was assigned fully to the DMS reportable segment. The goodwill is not expected to be deductible for tax purposes.

14. New Accounting Guidance

a. Recently Adopted Accounting Guidance

During the fourth quarter of fiscal year 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. An entity no longer will be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance became effective for the Company for the annual and interim indefinite-lived intangible asset impairment tests performed for fiscal year 2014. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

During the second quarter of fiscal year 2013, the FASB issued new accounting guidance requiring an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional information about those amounts. This accounting guidance became effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

15. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during the three months ended November 30, 2013 and 2012 primarily due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets; (b) income in tax jurisdictions with lower statutory tax rates than the U.S., (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam and (d) income and losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

16. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter of fiscal year 2014 Form 10-Q. No significant events, other than those disclosed below, occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The final purchase price is subject to adjustment based on the amounts, as of the closing date, for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business. The transaction is subject to certain closing conditions, including regulatory approvals and receipt of third party consents, and is anticipated to close in the Company’s third quarter of fiscal year 2014. Also, as part of this transaction, the Company is subject to a limited covenant not to compete.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	the termination of our business relationship with BlackBerry Limited and any other potential future termination, or substantial winding down, of other significant customer relationships;

•	availability of components;

•	our dependence on certain industries;

•	the susceptibility of our production levels to the variability of customer requirements, including seasonal influences on the demand for certain end products;

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

•

our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following the consummation of acquisitions (including the recently completed acquisition of Nypro Inc. (“Nypro”))

•

our ability to successfully negotiate definitive agreements and consummate dispositions, and to disentangle operations following the consummation of dispositions (including the recently announced disposition of our Aftermarket Services (“AMS”) business);

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2013, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, healthcare, industrial, instrumentation, medical, networking, packaging, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the three months ended November 30, 2013, our largest customers currently include Apple, Inc., BlackBerry Limited, Cisco Systems, Inc., Ericsson, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation, NetApp, Inc., Valeo and Zebra. During the three months ended November 30, 2013, we had net revenues of approximately $4.6 billion and net income attributable to Jabil Circuit, Inc. of approximately $117.9 million.

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

The industry in which we operate is composed of companies that provide a range of manufacturing, design and aftermarket services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in global credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, and the termination of our business relationship with BlackBerry Limited, we implemented additional restructuring programs, including the restructuring plans that were approved by our Board of Directors in the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”), to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

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

Summary of Results

The following table sets forth, for the three month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2013	November 30, 2012
Net revenue	$4,611,442	$4,637,018
Gross profit	$368,770	$350,595
Operating income	$172,668	$170,281
Net income attributable to Jabil Circuit, Inc.	$117,922	$105,847
Earnings per share - basic	$0.58	$0.52
Earnings per share - diluted	$0.57	$0.51
Cash dividend per share – declared	$0.08	$0.08

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013
Sales cycle	6 days	4 days	4 days	12 days
Inventory turns (annualized)	8 turns	8 turns	7 turns	7 turns
Days in accounts receivable	28 days	24 days	20 days	26 days
Days in inventory	46 days	47 days	51 days	55 days
Days in accounts payable	68 days	67 days	67 days	69 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2013, days in accounts receivable increased four days to 28 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended November 30, 2013, days in inventory decreased one day to 46 days as compared to the prior sequential quarter due to a continued focus on inventory management. During the three months ended November 30, 2013, days in accounts payable increased one day to 68 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. The sales cycle was six days during the three months ended November 30, 2013. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Recent Accounting Pronouncements

See Note 14 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2013	November 30, 2012
Net revenue	100.0%	100.0%
Cost of revenue	92.0	92.4

Gross profit	8.0	7.6
Operating expenses:
Selling, general and administrative	3.4	3.7
Research and development	0.2	0.2
Amortization of intangibles	0.2	0.1
Restructuring and related charges	0.5	—

Operating income	3.7	3.6
Other expense	0.0	0.0
Interest income	(0.0)	(0.0)
Interest expense	0.7	0.6

Income before income tax	3.0	3.0
Income tax expense	0.4	0.7

Net income	2.6	2.3
Net income (loss) attributable to noncontrolling interests, net of income tax expense	0.0	(0.0)

Net income attributable to Jabil Circuit, Inc.	2.6%	2.3%

The Three Months Ended November 30, 2013, Compared to the Three Months Ended November 30, 2012

Net Revenue. Net revenue remained relatively consistent at $4.6 billion during the three months ended November 30, 2013 and 2012. The sale of Diversified Manufacturing Services (“DMS”) products increased 5% primarily due to increased revenue from new customers as a result of the Nypro acquisition. The increase in DMS was offset by decreases in the sales of Enterprise and Infrastructure (“E&I”) and High Velocity Systems (“HVS”) products. E&I sales decreased 6% primarily as a result of the overall macro environment. HVS sales decreased 5% primarily due to a decrease in the sale of mobility handset products, partially offset by an increase in sales of printer and set-top box products.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain sectors; seasonality in our business; business growth from new and existing customers; specific product performance; and the current termination of our business relationship with BlackBerry Limited and any other potential future termination, or substantial winding down, of other significant customer relationships.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2013	November 30, 2012
DMS	50%	47%

E&I	29%	30%

HVS	21%	23%

Total	100%	100%

Foreign source revenue represented 84.5% and 86.4% of our net revenue during the three months ended November 30, 2013 and 2012, respectively. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $368.8 million (8.0% of net revenue) during the three months ended November 30, 2013, compared to $350.6 million (7.6% of net revenue) during the three months ended November 30, 2012. The increase in gross profit is due to increased revenue from new customers and certain of our existing customers in the DMS segment, which typically has higher margins than the E&I and HVS segments.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $158.1 million (3.4% of net revenue) during the three months ended November 30, 2013, compared to $169.6 million (3.7% of net revenue) during the three months ended November 30, 2012. Selling, general and administrative expenses decreased from the same period of the prior fiscal year primarily as a result of a $39.0 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. This decrease was partially offset by an increase to incremental selling, general and administrative expense resulting from the acquisition of Nypro during the fourth quarter of fiscal year 2013 and additional salary and salary related expenses associated with increased headcount to support the continued growth of our business.

Research and Development. Research and development expenses increased to $9.1 million (0.2% of net revenue) during the three months ended November 30, 2013, compared to $7.3 million (0.2% of net revenue) during the three months ended November 30, 2012. The increase is primarily due to new projects in targeted growth sectors and an increase to incremental expense resulting from the Nypro acquisition.

Amortization of Intangibles. Amortization of intangible assets increased to $7.7 million during the three months ended November 30, 2013, compared to $3.5 million during the three months ended November 30, 2012. The increase was primarily attributable to amortization expense associated with the definite lived intangible assets acquired in connection with the acquisition of Nypro.

Restructuring and Related Charges.

a.	2014 Restructuring Plan

In conjunction with the 2014 Restructuring Plan, we charged $14.6 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2013. The 2014 Restructuring Plan is intended to address the termination of our business relationship with Blackberry Limited. The restructuring and related charges during the three months ended November 30, 2013 include $12.4 million related to employee severance and benefit costs, $0.5 million related to asset write off costs, $0.4 million related to lease costs and $1.3 million of other related costs.

At November 30, 2013, accrued liabilities of approximately $6.1 million related to the 2014 Restructuring Plan are expected to be paid over the next twelve months.

These restructuring and related charges associated with the 2014 Restructuring Plan incurred during the three months ended November 30, 2013 of $14.6 million are primarily cash costs totaling $14.1 million. The cash costs consist of employee severance and benefit costs of $12.4 million, lease costs of $0.4 million and other related costs of $1.3 million. Non-cash costs of $0.5 million primarily represent asset write off costs related to our restructuring activities. During the three months ended November 30, 2013, $8.0 million was paid relating to the 2014 Restructuring Plan.

We currently expect to recognize approximately $35.0 million to $85.0 million in pre-tax restructuring and other related costs over the course of fiscal year 2014 under the 2014 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit costs and asset write offs. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2014 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2014 Restructuring Plan is expected to yield annualized cost savings in the range of $10.0 million to $25.0 million on a net basis after taking into account potential future BlackBerry revenues that will not be earned due to the termination of our business relationship. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue. We currently expect to begin to realize a portion of these cost savings in the second quarter of fiscal year 2014 and we are still evaluating the full effect of the cost savings and any cost savings offsets.

b.	2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $6.7 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2013. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months ended November 30, 2013 include $6.3 million related to employee severance and benefit costs, $0.3 million related to asset write off costs and $0.1 million of other related costs.

At November 30, 2013, accrued liabilities of approximately $59.3 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

These restructuring and related charges associated with the 2013 Restructuring Plan incurred during the three months ended November 30, 2013 of $6.7 million are primarily cash costs totaling $6.4 million. The cash costs consist of employee severance and benefit costs of $6.3 million and other related costs of $0.1 million. Non-cash costs of $0.3 million represent asset write off costs related to our restructuring activities. During the three months ended November 30, 2013, $7.0 million was paid relating to the 2013 Restructuring Plan.

We currently expect to recognize approximately $188.0 million in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. While we expect the total amount of pre-tax restructuring and other related costs will be $188.0 million, we can only provide estimate ranges for certain of the major types of costs associated with the action): $132.0 million to $152.0 million of employee severance and benefit costs; $28.0 million to $48.0 million of asset write-off costs; $3.0 million of contract termination costs and $5.0 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $96.1 million of restructuring and related costs have been recognized. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $140.0 million to $160.0 million that will be payable over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2013 Restructuring Plan is expected to yield annualized cost savings of approximately $80.2 million. The expected avoided annual costs consist of a reduction in employee related expenses of $77.9 million, a reduction in depreciation expense associated with asset disposals of $1.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $0.8 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues and incremental costs expected to be incurred by those plants to which certain production will be shifted. After considering these partial cost savings offsets, we expect to realize annual cost savings of approximately $75.0 million.

Other Expense. Other expense remained relatively consistent at $1.3 million during the three months ended November 30, 2013, compared to $1.6 million during the three months ended November 30, 2012.

Interest Income. Interest income remained relatively constant at $0.7 million during the three months ended November 30, 2013, compared to $0.5 million during the three months ended November 30, 2012.

Interest Expense. We recorded interest expense of $33.3 million during the three months ended November 30, 2013, compared to $29.6 million during the three months ended November 30, 2012. The increase was primarily due to increased borrowings associated with our five year unsecured credit facility amended as of March 19, 2012 (the “Amended and Restated Credit Facility”).

Income Tax Expense. Income tax expense reflects an effective tax rate of 15.0% during the three months ended November 30, 2013, as compared to an effective tax rate of 24.4% during the three months ended November 30, 2012. The effective tax rate decreased from the previous period primarily due to the reversal of stock-based compensation expense with minimal related tax expense and a partial valuation allowance release related to the U.S. deferred tax assets. These effective tax rate decreases were partially offset by restructuring costs with minimal related tax benefit. In addition, most of our international operations have historically been taxed at a lower rate than in the U.S., due to lower statutory tax rates and tax incentives granted to our sites in Brazil, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam and (d) income and losses in tax jurisdictions with existing valuation allowances.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges and acquisition costs and purchase accounting adjustments. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30, 2013	November 30, 2012

Operating income (U.S. GAAP)	$172,668	$170,281
Amortization of intangibles	7,678	3,451
Stock-based compensation expense and related charges	(24,566)	18,803
Restructuring and related charges	21,275	—

Core operating income (Non-U.S. GAAP)	$177,055	$192,535

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$117,922	$105,847
Amortization of intangibles, net of tax	3,066	3,318
Stock-based compensation expense and related charges, net of tax	(24,598)	18,593
Restructuring and related charges, net of tax	18,067	—
Acquisition costs and purchase accounting adjustments, net of tax	(9,064)	—

Core earnings (Non-U.S. GAAP)	$105,393	$127,758

Earnings per share: (U.S. GAAP)
Basic	$0.58	$0.52

Diluted	$0.57	$0.51

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.51	$0.63

Diluted	$0.51	$0.61

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	204,762	204,318

Diluted	206,813	207,816

Core operating income decreased 8.0% to $177.1 million during the three months ended November 30, 2013, compared to $192.5 million during the three months ended November 30, 2012. Core earnings decreased 17.5% to $105.4 million during the three months ended November 30, 2013, compared to $127.8 million during the three months ended November 30, 2012. These decreases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months Ended November 30, 2013, Compared to the Three Months Ended November 30, 2012.”

Acquisitions and Expansion

As discussed in Note 13 — “Business Acquisition” to the Condensed Consolidated Financial Statements, we completed our acquisition of Nypro during the fourth quarter of fiscal year 2013. Acquisitions are accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Liquidity and Capital Resources

At November 30, 2013, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our committed and uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the three months ended November 30, 2013 and 2012 (in thousands):

	Three months ended
	November 30, 2013	November 30, 2012
Net cash provided by operating activities	$117,706	$151,914
Net cash used in investing activities	(197,173)	(164,504)
Net cash used in financing activities	(163,914)	(174,552)
Effect of exchange rate changes on cash and cash equivalents	1,231	(80)

Net decrease in cash and cash equivalents	$(242,150)	$(187,222)

Net cash provided by operating activities during the three months ended November 30, 2013 was approximately $117.7 million. This resulted primarily from net income of $118.1 million, a $137.4 million decrease in inventories and $125.6 million in non-cash depreciation and amortization expense; which were partially offset by a $146.6 million increase in accounts receivable, a $73.7 million decrease in accounts payable and accrued expenses and ($24.6) million of non-cash stock-based compensation expense. The decrease in inventories was primarily as a result of a continued focus on inventory management. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments.

Net cash used in investing activities during the three months ended November 30, 2013 was $197.2 million. This consisted primarily of capital expenditures of $203.0 million principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the three months ended November 30, 2013 was $163.9 million. This resulted from our receipt of approximately $2.1 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.1 billion of borrowings under the Amended and Restated Credit Facility. This was offset by repayments in an aggregate amount of approximately $2.2 billion, which primarily included an aggregate of $2.2 billion of repayments under the Amended and Restated Credit Facility. In addition, we paid $32.7 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $32.7 million of employee-owned common stock related to this vesting) and we paid $19.3 million in dividends to stockholders during the three months ended November 30, 2013.

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

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement, a committed trade accounts receivable sale program and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance

Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Also, as described in Note 16 – “Subsequent Events” to the Condensed Consolidated Financial Statements, we recently entered into a transaction for the sale of our AMS business for consideration of $725.0 million, which consists of $675.0 million in cash and $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor. Upon the closing of this transaction, which remains subject to various closing conditions, we will have additional funds to finance our needs.

a.	Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 21, 2014, are available at any one time. We decreased our facility limit from $300.0 million to $200.0 million during the first quarter of fiscal year 2014. Net cash proceeds up to a maximum of $200.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, are available at any one time.

In connection with our asset-backed securitization programs, at November 30, 2013, we had sold $875.5 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $331.4 million, and a deferred purchase price receivable. At November 30, 2013, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $544.1 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b.	Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In October 2013, the factoring agreement was extended through March 31, 2014, at which time it is expected to automatically renew for an additional six-month period.

During the three months ended November 30, 2013, we sold $0.5 million of trade accounts receivable and received cash proceeds of $0.5 million under the factoring agreement.

c.	Trade Accounts Receivable Sale Programs

In connection with four separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million, $100.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is subject to expiration on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility scheduled to expire on November 26, 2014, although either party may elect to terminate the agreement at any time upon no less than 30 days prior notice. The agreement will be automatically extended until June 1, 2015, unless either party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months ended November 30, 2013, we sold $0.6 billion of trade accounts receivable and received cash proceeds of $0.6 billion under these programs.

Notes payable, long-term debt and capital lease obligations outstanding at November 30, 2013 and August 31, 2013, are summarized below (in thousands):

	November 30, 2013	August 31, 2013
7.750% Senior Notes due 2016	$307,369	$306,940
8.250% Senior Notes due 2018	398,379	398,284
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	100,000	200,000
Borrowings under loans	47,973	58,447
Capital lease obligations	35,103	35,468
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	6,230	6,823

Total notes payable, long-term debt and capital lease obligations	1,795,054	1,905,962
Less current installments of notes payable, long-term debt and capital lease obligations	117,230	215,536

Notes payable, long-term debt and capital lease obligations, less current installments	$1,677,824	$1,690,426

At November 30, 2013 and August 31, 2013, we were in compliance with all covenants under the Amended and Restated Credit Facility and our securitization programs.

Uses

On October 17, 2013, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2013. Of the total cash dividend declared of $17.2 million, $16.5 million was paid on December 2, 2013. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In December 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common shares over the twelve month period following the authorization. We repurchased 614,805 shares during the second quarter of fiscal year 2014 utilizing $10.5 million of the amount authorized by our Board of Directors.

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

At November 30, 2013, we had approximately $769.2 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $487.9 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

As of November 30, 2013, however, we intend to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $240.0 million to our U.S. operations. Therefore, we recorded a deferred tax liability of approximately $89.1 million based on the anticipated U.S. income taxes of the repatriation. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $100.0 million to $200.0 million, principally for maintenance levels of machinery and equipment, information technology infrastructure upgrades and investments to support ongoing growth in our DMS operations. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and committed trade accounts receivable sale program and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends and our working capital requirements for the next 12 months.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 21, 2014 and our $200.0 million foreign asset-backed securitization program is scheduled to expire on May 15, 2015, and we may be unable to renew either of these. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is subject to expiration on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility scheduled to expire on November 26, 2014, although either party may elect to terminate the agreement at any time upon no less than 30 days prior notice. The agreement will be automatically extended until June 1, 2015, unless either party gives no less than 30 days prior notice that the agreement should not be extended. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of November 30, 2013 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,788,824	$117,230	$328,585	$416,827	$926,182
Future interest on notes payable, long-term debt and capital lease obligations (b)	601,090	106,953	203,570	138,721	151,846
Operating lease obligations	399,290	88,975	121,695	76,636	111,984
Non-cancelable purchase order obligations (c)	58,359	57,584	775	—	—
Pension and postretirement contributions and payments (d)	15,429	5,509	1,263	1,919	6,738
Capital commitments (e)	1,500	1,500	—	—	—

Total contractual cash obligations (f)	$2,864,492	$377,751	$655,888	$634,103	$1,196,750

(a)	The above table excludes a $6.2 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable, long-term debt and capital lease obligations pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these future interest payments.
(c)	Consists of purchase commitments entered into as of November 30, 2013 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized nine month period following the first quarter of fiscal year 2014 and the expected benefit payments for unfunded pension and postretirement plans through 2023. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $8.5 million as of November 30, 2013.
(f)	At November 30, 2013, we have $0.4 million and $90.5 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At November 30, 2013, except for certain foreign currency contracts with a notional amount outstanding of $377.9 million and a fair value of $4.9 million recorded in prepaid expenses and other current assets and $1.3 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at November 30, 2013 that do not qualify as accounting hedges was $1.3 billion. The fair value of these contracts amounted to a $6.6 million asset recorded in prepaid expenses and other current assets and a $5.2 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at November 30, 2013. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Canadian dollars, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of November 30, 2013, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2013, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At November 30, 2013, the hedge accounting adjustment recorded is $6.2 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $100.0 million in borrowings outstanding under these facilities at November 30, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2013, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On July 1, 2013, we acquired Nypro. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of November 30, 2013 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Nypro and the entities that it directly or indirectly owns represent 14.4% of our total consolidated assets at November 30, 2013 and net revenue generated by Nypro and the entities that it directly or indirectly owns subsequent to the date of acquisition represent 6.7% of our consolidated net revenue for the three months ended November 30, 2013. As part of our acquisition of Nypro we continue to evaluate Nypro’s internal controls over financial reporting. From the acquisition date to November 30, 2013, the processes and systems of Nypro’s acquired operations did not significantly impact our internal control over financial reporting.

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

•

the level of capacity utilization of our manufacturing facilities and associated fixed costs, including instances where we maintain manufacturing facilities and associated fixed costs in anticipation of future customer orders and the actual orders never occur, are at lower than anticipated levels and/or occur later than expected;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially troubled customers;

•	the termination of our business relationship with BlackBerry Limited and any other potential future termination, or substantial winding down, of other significant customer relationships;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and property, plant and equipment;

•	significant costs incurred in acquisitions and other transactions that are immediately expensed in the quarter in which they occur;

•	fluctuations in materials costs and availability of materials;

•

adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and government interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product demand;

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor; and

•	changes in stock-based compensation expense due to changes in the expected vesting of performance-based equity awards comprising a portion of such stock-based compensation expense.

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

For the three months ended November 30, 2013, our five largest customers accounted for approximately 48% of our net revenue and 69 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of certain of our customers and the business we currently do with those customers and may do in the future for those customers, this dependence may increase in the future. If any of those customers experience a decline in the demand (anticipated or unanticipated) for one or more of their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, risks which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) can result in one or more of the following adverse effects: a decline in revenue; less revenue to absorb fixed costs and overhead; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days in inventory and an increase in days in accounts receivable. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification liability. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand (anticipated or unanticipated), the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

If a component shortage is threatened or we anticipate one, we may purchase such component early to avoid a delay or interruption in our operations. A possible result of such an early purchase is that we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would adversely affect our gross profit and net income. A component shortage may also require us to look to second tier vendors or to procure components through brokers with whom we are not familiar. These components may be of lesser quality than those we have historically purchased and could cause us to incur costs to bring such components up to our typical quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

Introducing programs requiring implementation of new competencies, including new process technologies and our development of new products or services for customers, could affect our operations and financial results.

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations and our independent development of new products or services for customers, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. Due to these start-up investments, the early stages of these types of programs can be less efficient, and less profitable, than those of mature programs and/or programs developed in collaboration with customers. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. While we attempt to negotiate contractual remedies to avoid or mitigate these costs or losses, we are not always successful. Also, in certain instances, a customer contract does not exist or its language does not cover a particular situation, so we have to rely on non-contractual legal remedies. In these situations, we must negotiate a manner to address the situation as costs or losses occur with the potential to lose customers and/or revenue. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies, an area of increasing activity for us, present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. These risks are also heightened by the tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future. Also, as a result of, among other things, these emerging companies tending to be smaller and less financially secure, we have faced and may face in the future increased litigation risk from these companies. Finally, we have recently been investing directly in certain of these emerging company customers which may exacerbate the risks described in this Risk Factor.

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

Credit market turmoil effects could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; our lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of March 19, 2012 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 21, 2014 (during the first quarter of fiscal year 2014, we decreased our facility limit from $300.0 million to $200.0 million), our $200.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $200.0 million committed trade accounts receivable sale program expiring on November 28, 2014, our $150.0 million uncommitted trade accounts receivable sale program expiring on November 28, 2014, our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2014 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days) but can be automatically extended each year through November 1, 2018 or our $40.0 million uncommitted trade accounts receivable sale program expiring on November 26, 2014 (though either party may elect to terminate the agreement at any time upon no less than 30 days prior notice) but can be automatically extended until June 1, 2015, the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 84.5% of net revenue from international operations during the three months ended November 30, 2013 compared to 86.4% during the three months ended November 30, 2012. At November 30, 2013, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Bogota, Colombia; Ostrava, Czech Republic; Coventry and Solihull, England; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Pecs, Szombathely and Tiszaujvaros, Hungary; Bangalore, Gurgaon, Kolkata, Manesar, Mumbai, New Delhi and Ranjangaon, India; Bray, Dublin and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachiouji, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Reynosa and Tijuana, Mexico; Amsterdam and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Moscow and Tver, Russia; Livingston, Scotland; Jurong and Tampines, Singapore; Sungnam-si, South Korea; Changhua, Hsinchu, Taichung, Taipei and Taoyuan City, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; Dubai, United Arab Emirates; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

Areas of our business at times experience periods of rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.

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

In addition, divestitures involve significant risks (some of which are present in our recently announced plans to dispose of our Aftermarket Services (“AMS”) business), which could have a material adverse effect on us including: we may not be able to identify acceptable buyers; we may divest a business at a price or on terms that are different than anticipated; we may lose key employees; divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction; completing divestitures requires expenses and management effort; we may become subject to indemnity obligations and/or remain liable or contingently liable for obligations related to the divested business or operations; a delay or failure to close for any reason, including a failure to obtain the necessary third party consents and regulatory approvals; the retention of certain continuing liabilities under contracts; financing for the transaction not occurring as anticipated; equity consideration proving to have a value substantially less than the stated or expected value or not being transferable to a third party on attractive terms; covenants not to compete could impair our ability to attract and retain customers; business arrangements with the buyers could negatively impact our business with common customers; and we may face difficulties in the separation of the divested operations, services, products and personnel.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Three Months Ended November 30, 2013, Compared to the Three Months Ended November 30, 2012 and Note 12 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2014 Restructuring Plan or the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements as well as certain customer-driven standards. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration (“FDA”) and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. Also, we may be subject to standards established by certain customers, industry groups or other third party organizations (e.g., certain standards relating to labor practices). In addition, our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain manufacturing or design defects, and our processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to regulatory enforcement, legal fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

We strive to obtain and protect certain intellectual property rights to our turnkey solutions designs, or for products or services that we create. We believe that having a significant level of protected proprietary technology gives us a competitive advantage in marketing our services. However, we cannot be certain that the measures that we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our designs, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

Intellectual property infringement claims against our customers, our suppliers or us could harm our business.

Our turnkey solutions, designs, products and services and those of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Such products and services may also infringe the intellectual property rights of third parties that may hold key intellectual property rights in areas in which we operate but which such third parties do not actively provide products or services. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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

Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, could adversely affect our operations.

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

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such incentives are based), such as recently occurred in Shanghai, or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions otherwise increase. While the Chinese authorities recently retracted our tax incentive in Shanghai, it is not anticipated that any tax incentives will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how any expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

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

As of November 30, 2013, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of November 30, 2013, there was $183.1 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. While these risks can be exacerbated in connection with emerging companies, the amount of potential loss can be greater in connection with larger customers.

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

Our operations and those of our suppliers may be subject to natural disasters (such as the March 2011 earthquake and tsunami in Japan and the flooding in Thailand in the second half of 2011), climate change related events, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 1, 2013 – September 30, 2013	156	$23.85	—	$—
October 1, 2013 – October 31, 2013	1,480,610	$22.09	—	$—
November 1, 2013 – November 30, 2013	—	$—	—	$—

Total	1,480,766	$22.09	—	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU).

10.2	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU).

10.3	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: January 9, 2014	By:	/S/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: January 9, 2014	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

10.1	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU).

10.2	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU).

10.3	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.