Form 10-Q
period 2014-02-28
JABIL CIRCUIT INC
filed 2014-04-07
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

As of March 27, 2014, there were 203,270,802 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 28, 2014 (Unaudited)	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$675,129	$1,011,373
Accounts receivable, net of allowance for doubtful accounts of $4,083 at February 28, 2014 and $2,574 at August 31, 2013	941,059	1,167,254
Inventories	1,821,815	2,118,583
Prepaid expenses and other current assets	905,719	1,136,003
Income taxes receivable	25,978	12,269
Deferred income taxes	53,591	45,532
Assets of discontinued operations	539,388	329,231

Total current assets	4,962,679	5,820,245
Property, plant and equipment, net of accumulated depreciation of $1,854,310 at February 28, 2014 and $1,703,234 at August 31, 2013	2,331,970	2,309,298
Goodwill	369,891	349,011
Intangible assets, net of accumulated amortization of $160,149 at February 28, 2014 and $147,692 at August 31, 2013	255,391	260,434
Deferred income taxes	88,946	91,383
Other assets	119,331	100,801
Non-current assets of discontinued operations	—	222,609

Total assets	$8,128,208	$9,153,781

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$160,839	$215,448
Accounts payable	2,461,765	3,191,145
Accrued expenses	1,082,498	1,216,737
Income taxes payable	9,973	37,631
Deferred income taxes	1,014	6,004
Liabilities of discontinued operations	198,906	197,469

Total current liabilities	3,914,995	4,864,434
Notes payable, long-term debt and capital lease obligations, less current installments	1,675,322	1,690,418
Other liabilities	74,058	77,145
Income tax liabilities	85,702	76,315
Deferred income taxes	57,707	58,047
Non-current liabilities of discontinued operations	—	31,855

Total liabilities	5,807,784	6,798,214

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 243,046,553 and 237,732,562 shares issued and 203,354,328 and 203,164,870 shares outstanding at February 28, 2014 and August 31, 2013, respectively	243	238
Additional paid-in capital	1,851,781	1,853,409
Retained earnings	1,116,461	1,071,175
Accumulated other comprehensive income	94,571	81,248
Treasury stock at cost, 39,692,225 and 34,567,692 shares at February 28, 2014 and August 31, 2013	(767,679)	(670,783)

Total Jabil Circuit, Inc. stockholders’ equity	2,295,377	2,335,287
Noncontrolling interests	25,047	20,280

Total equity	2,320,424	2,355,567

Total liabilities and equity	8,128,208	$9,153,781

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net revenue	$3,577,315	$4,166,355	$7,918,271	$8,536,236
Cost of revenue	3,364,165	3,877,833	7,371,567	7,936,795

Gross profit	213,150	288,522	546,704	599,441
Operating expenses:
Selling, general and administrative	164,522	145,622	306,707	294,238
Research and development	6,604	7,655	15,658	14,862
Amortization of intangibles	6,180	2,204	12,501	4,370
Restructuring and related charges	32,203	—	53,206	—

Operating income	3,641	133,041	158,632	285,971
Other expense	1,850	1,554	3,027	3,123
Interest income	(341)	(391)	(1,047)	(878)
Interest expense	31,858	29,168	65,163	58,755

(Loss) income from continuing operations before tax	(29,726)	102,710	91,489	224,971
Income tax expense	2,539	27,418	22,112	59,003

(Loss) income from continuing operations, net of tax	(32,265)	75,292	69,377	165,968
(Loss) income from discontinued operations, net of tax	(6,251)	12,797	10,172	27,705

Net (loss) income	(38,516)	88,089	79,549	193,673
Net income (loss) attributable to noncontrolling interests, net of tax	151	(444)	294	(707)

Net (loss) income attributable to Jabil Circuit, Inc.	(38,667)	88,533	$79,255	$194,380

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.16)	$0.37	$0.34	$0.82

(Loss) income from discontinued operations, net of tax	$(0.03)	$0.06	$0.05	$0.14

Net (loss) income	$(0.19)	$0.44	$0.39	$0.96

Diluted:
(Loss) income from continuing operations, net of tax	$(0.16)	$0.37	$0.33	$0.80

(Loss) income from discontinued operations, net of tax	$(0.03)	$0.06	$0.05	$0.13

Net (loss) income	$(0.19)	$0.43	$0.38	$0.94

Weighted average shares outstanding:
Basic	205,251	202,458	205,005	203,393

Diluted	205,251	206,804	206,892	207,474

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net (loss) income	$(38,516)	$88,089	$79,549	$193,673
Other comprehensive income:
Foreign currency translation adjustment	2,063	5,569	11,247	10,478
Change in fair value of derivative instruments, net of tax	(2,916)	(2,238)	(1,494)	509
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	1,510	1,422	3,570	381
Actuarial gains, net of tax	—	981	—	981

Total other comprehensive income	657	5,734	13,323	12,349

Comprehensive (loss) income	$(37,859)	93,823	92,872	206,022
Comprehensive income (loss) attributable to noncontrolling interests	151	(444)	294	(707)

Comprehensive (loss) income attributable to Jabil Circuit, Inc.	$(38,010)	$94,267	$92,578	$206,729

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2013	203,164,870	$238	$1,853,409	$1,071,175	$81,248	$(670,783)	$20,280	$2,355,567
Shares issued upon exercise of stock options	1,251	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	518,771	5	7,697	—	—	—	—	7,702
Vesting of restricted stock awards	4,793,969	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,487,855)		—	—	—	(32,845)	—	(32,845)
Treasury shares purchased	(3,636,678)	—	—	—	—	(64,051)	—	(64,051)
Recognition of stock-based compensation	—	—	(9,232)	—	—	—	—	(9,232)
Excess tax benefit of stock awards	—	—	654	—	—	—	—	654
Declared dividends	—	—	—	(33,969)	—	—	—	(33,969)
Comprehensive income	—	—	—	79,255	13,323	—	294	92,872
Adjustment of noncontrolling interests	—	—	—	—	—	—	9,699	9,699
Purchase of noncontrolling interests	—	—	(747)	—	—	—	(973)	(1,720)
Sale of noncontrolling interest	—	—	—	—	—	—	(4,278)	(4,278)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	25	25

Balance at February 28, 2014	203,354,328	$243	$1,851,781	$1,116,461	$94,571	$(767,679)	$25,047	$2,320,424

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$79,549	$193,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,169	195,022
Recognition of stock-based compensation expense and related charges	(7,821)	36,513
Deferred income taxes	(28,265)	860
Restructuring and related charges	24,915	—
Excess tax benefits related to stock awards	(714)	(330)
Other, net	11,128	4,989
Changes in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	187,030	(172,161)
Inventories	342,794	(222,645)
Prepaid expenses and other current assets	235,557	(6,349)
Other assets	(33,749)	(2,799)
Accounts payable and accrued expenses	(912,599)	288,004
Income taxes	(10,378)	(9,093)

Net cash provided by operating activities	134,616	305,684

Cash flows from investing activities:
Acquisition of property, plant and equipment	(286,349)	(371,472)
Proceeds from sale of property, plant and equipment	12,945	9,504
Cash paid for business and intangible asset acquisitions, net of cash acquired	—	(5,862)
Investments in non-marketable equity securities	—	(2,942)

Net cash used in investing activities	(273,404)	(370,772)

Cash flows from financing activities:
Borrowings under debt agreements	3,789,192	2,178,021
Payments towards debt agreements	(3,860,319)	(2,091,043)
Dividends paid to stockholders	(35,792)	(34,748)
Cash paid to purchase noncontrolling interest	(1,720)	—
Sale of noncontrolling interest, net of cash disposed	(1,783)	—
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	7,697	10,867
Payments to acquire treasury stock	(64,051)	(129,262)
Treasury stock minimum tax withholding related to vesting of restricted stock	(32,845)	(20,221)
Capital contribution to noncontrolling interest	—	316
Excess tax benefit related to stock awards	714	330

Net cash used in financing activities	(198,907)	(85,740)

Effect of exchange rate changes on cash and cash equivalents	1,451	(4,773)

Net decrease in cash and cash equivalents	(336,244)	(155,601)
Cash and cash equivalents at beginning of period	1,011,373	1,217,256

Cash and cash equivalents at end of period	$675,129	$1,061,655

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2013. Results for the six month period ended February 28, 2014 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2014. We have made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to discontinued operations, see Note 2 – “Discontinued Operations” and Note 6 – “Concentration of Risk and Segment Data” for further details.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The final purchase price is subject to adjustment based on the amounts, as of the closing date, for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. As of February 28, 2014, AMS meets the criteria for classification as held for sale and discontinued operations reporting because the Company will not have any significant continuing involvement in the operations of AMS after the disposal transaction and the operations and cash flows of AMS will be eliminated from the ongoing operations of the Company as a result of the disposal transaction. As of February 28, 2014, the carrying value is less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group is necessary. On April 1, 2014, the Company completed the sale of substantially all of the AMS business except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction. As a result, $20.0 million associated with the Malaysian operations was included in escrow until the closing of the Malaysian operations, which is anticipated to occur once such approvals are obtained. The amount of proceeds payable at closing was subject to a reduction of $90.5 million for cash, indebtedness, taxes, interest, certain working capital accounts and other items of the Company’s AMS business, which is subject to a future reconciliation and potential adjustment. In connection with the AMS transaction, the Company entered into a transition services agreement effective April 1, 2014 to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor. This agreement is not material and the continuing cash flows are not significant.

For all periods presented, the operating results associated with this business have been reclassified into income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations, and the assets and liabilities associated with this business have been reflected as assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets.

The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net revenue	$224,040	$250,896	$494,526	$518,033
(Loss) income from discontinued operations, before tax	$(2,386)	$16,021	$15,246	$33,380
Income tax expense	$3,865	$3,224	$5,074	$5,675
(Loss) income from discontinued operations, net of tax	$(6,251)	$12,797	$10,172	$27,705

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

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Numerator:
(Loss) income from continuing operations, net of tax	$(32,265)	$75,292	$69,377	$165,968
Net income (loss) attributable to noncontrolling interests, net of tax	151	(444)	294	(707)

(Loss) income from continuing operations attributable to Jabil Circuit, Inc., net of tax	$(32,416)	$75,736	$69,083	$166,675
(Loss) income from discontinued operations attributable to Jabil Circuit, Inc., net of tax	$(6,251)	$12,797	$10,172	$27,705

Net (loss) income attributable to Jabil Circuit, Inc.	$(38,667)	$88,533	$79,255	$194,380

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	205,251	202,458	205,005	203,393

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	—	53	120	77
Dilutive unvested restricted stock awards	—	4,293	1,767	4,004

Denominator for diluted earnings per share	205,251	206,804	206,892	207,474

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.16)	$0.37	$0.34	$0.82

(Loss) income from discontinued operations, net of tax	$(0.03)	$0.06	$0.05	$0.14

Net (loss) income.	$(0.19)	$0.44	$0.39	$0.96

Diluted:
(Loss) income from continuing operations, net of tax	$(0.16)	$0.37	$0.33	$0.80

(Loss) income from discontinued operations, net of tax	$(0.03)	$0.06	$0.05	$0.13

Net (loss) income.	$(0.19)	$0.43	$0.38	$0.94

No potential common shares relating to outstanding stock awards have been included in the computation of diluted earnings per share as a result of the Company’s net loss for the three months ended February 28, 2014. The Company accordingly excluded from the computation of diluted earnings per share 3,737,859 restricted stock awards, options to purchase 1,721,068 shares of common stock and 4,172,787 stock appreciation rights for the three months ended February 28, 2014. For the six months ended February 28, 2014 options to purchase 2,159,270 shares of common stock and 4,200,998 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and six months ended February 28, 2013 options to purchase 3,695,450 and 3,718,067 shares of common stock, respectively, and 4,551,902 and 4,578,718 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 28, 2014 and 2013 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	$0.08	$16,976	February 14, 2014	March 3, 2014

Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013

4. Inventories

Inventories consist of the following (in thousands):

	February 28, 2014	August 31, 2013
Raw materials	$1,085,746	$1,274,510
Work in process	456,023	526,431
Finished goods	280,046	317,642

	$1,821,815	$2,118,583

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $14.7 million and $(7.9) million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2014, respectively. During the six months ended February 28, 2014, the Company recorded a $38.4 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.5 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for both the three months and six months ended February 28, 2014, respectively. The Company recorded $16.3 million and $33.2 million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2013, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.2 million and $0.4 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2013, respectively.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2013 through February 28, 2014:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2013	12,011,073	7,857,127	$1,927	$26.31	1.95
Options canceled	2,035,611	(2,035,611)		$26.30
Restricted stock awards granted (1)	(3,985,326)	—
Options exercised	—	(26,703)		$19.25

Balance at February 28, 2014	10,061,358	5,794,813	$275	$26.35	2.04

Exercisable at February 28, 2014		5,794,813	$275	$26.35	2.04

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2013 through February 28, 2014:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2013	11,335,192	$17.15

Changes during the period
Shares granted (1)	4,233,839	$21.90
Shares vested	(4,793,969)	$15.14
Shares forfeited	(248,514)	$19.64

Non-vested balance at February 28, 2014	10,526,548	$19.91

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the six months ended February 28, 2014 and 2013, the Company awarded approximately 1.8 million and 1.9 million time-based restricted stock units, respectively, and 1.6 million and 1.7 million performance-based restricted stock units, respectively.

At February 28, 2014, there was $68.2 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2014, the Company’s five largest customers accounted for approximately 46% of its net revenue and 68 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

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

The DMS segment is composed of dedicated resources to manage higher complexity global products in regulated and other industries and introduce materials and process technologies including design services to global customers. The E&I and HVS segments offer integrated global manufacturing and supply chain solutions designed to provide cost effective solutions for certain customer groups. The E&I segment is focused on customers primarily in the computing, storage, networking and telecommunication sectors. The HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals.

On December 17, 2013, the Company committed to a plan to sell the AMS business, which was included in the DMS segment. Accordingly, for all periods presented, the results of operations of this business are classified as discontinued operations. See Note 2 – “Discontinued Operations” for further details.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include amortization of intangibles, distressed customer charge, stock-based compensation expense and related charges, restructuring and related charges, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following tables set forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net revenue
DMS	$1,532,273	$1,820,502	$3,544,419	$3,728,398
E&I	1,233,418	1,357,595	2,569,413	2,776,112
HVS	811,624	988,258	1,804,439	2,031,726

	$3,577,315	$4,166,355	$7,918,271	$8,536,236

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Segment income and reconciliation of income before income tax
DMS	$28,079	$95,992	$127,065	$205,027
E&I	29,988	34,100	68,785	65,278
HVS	2,351	21,427	24,297	53,222

Total segment income	60,418	151,519	220,147	323,527

Reconciling items:
Amortization of intangibles	6,180	2,204	12,501	4,370
Distressed customer charge	3,742	—	3,742	—
Stock-based compensation expense and related charges	14,652	16,274	(7,934)	33,186
Restructuring and related charges	32,203	—	53,206	—
Other expense	1,850	1,554	3,027	3,123
Interest income	(341)	(391)	(1,047)	(878)
Interest expense	31,858	29,168	65,163	58,755

(Loss) income from continuing operations before tax	$(29,726)	$102,710	$91,489	$224,971

	February 28, 2014	August 31, 2013
Total assets
DMS	$3,344,445	$3,580,133
E&I	1,034,229	1,110,458
HVS	835,478	1,031,911
Other non-allocated assets	2,374,668	2,879,439
Assets of discontinued operations	539,388	551,840

	$8,128,208	$9,153,781

The Company operates in 24 countries worldwide, excluding the AMS discontinued operations. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 83.3% and 84.6% of net revenue during the three months and six months ended February 28, 2014, respectively, compared to 86.4% and 86.8% of net revenue during the three months and six months ended February 28, 2013, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at February 28, 2014 and August 31, 2013, are summarized below (in thousands):

	February 28, 2014	August 31, 2013
7.750% Senior Notes due 2016	$307,790	$306,940
8.250% Senior Notes due 2018	398,472	398,284
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities (a)	146,069	200,000
Borrowings under loans (b)	46,326	58,447
Capital lease obligations	31,866	35,372
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	5,638	6,823

Total notes payable, long-term debt and capital lease obligations	1,836,161	1,905,866
Less current installments of notes payable, long-term debt and capital lease obligations	160,839	215,448

Notes payable, long-term debt and capital lease obligations, less current installments	$1,675,322	$1,690,418

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $355.0 million, $474.5 million, $428.0 million and $494.0 million, respectively, at February 28, 2014. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	During the second quarter of fiscal year 2014, a foreign subsidiary of the Company entered into an uncommitted credit facility to finance its growth and any corresponding working capital needs. The credit facility provides for a revolving credit facility in the amount of up to $100.0 million with interest charged at a rate of LIBOR plus 1.7%.
(b)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At February 28, 2014, the VIE had approximately $42.2 million of total assets, of which approximately $41.2 million was comprised of a note receivable due from the Company, and approximately $41.5 million of total liabilities, of which approximately $41.5 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $41.5 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement, a committed trade accounts receivable sale program and four uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 28, 2014 and 2013, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 21, 2014, and its foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million for the North American asset-backed securitization program are available at any one time. The Company decreased its facility limit from $300.0 million to $200.0 million during the first quarter of fiscal year 2014. In connection with the AMS transaction, on January 31, 2014, certain subsidiaries of the Company terminated their sale of receivables under the North American asset-backed securitization program. Net cash proceeds of up to a maximum of $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $2.0 billion and $4.2 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2014, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $3.8 billion during the three months and six months ended February 28, 2014, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods) and a deferred purchase price receivable. The Company sold $2.1 billion and $4.3 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2013, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $3.8 billion during the three months and six months ended February 28, 2013, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods), and a deferred purchase price receivable. At February 28, 2014 and 2013, the net deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $420.0 million and $492.7 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $0.9 million and $1.9 million during the three months and six months ended February 28, 2014, respectively, and approximately $1.0 million and $2.1 million during the three months and six months ended February 28, 2013, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In October 2013, the factoring agreement was extended through March 31, 2014, at which time it was automatically renewed for an additional six-month period.

The Company sold $0.6 million and $1.1 million of trade accounts receivable during the three months and six months ended February 28, 2014, respectively, compared to $8.5 million and $22.7 million during the three months and six months ended February 28, 2013, respectively. In exchange, the Company received cash proceeds of $0.6 million and $1.1 million during the three months and six months ended February 28, 2014, respectively, compared to $8.5 million and $22.7 million during the three months and six months ended February 28, 2013, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and six months ended February 28, 2014 and 2013 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with five separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million, $150.0 million, $100.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. One $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The other $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is scheduled to expire on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility. During the second quarter of fiscal year 2014, the Company terminated this program effective March 19, 2014.

During the three months and six months ended February 28, 2014, the Company sold $0.4 billion and $1.0 billion of trade accounts receivable under these programs, respectively, compared to $0.7 billion and $1.3 billion during the three months and six months ended February 28, 2013, respectively. In exchange, the Company received cash proceeds of $0.4 billion and $1.0 billion during the three months and six months ended February 28, 2014, respectively, compared to $0.7 billion and $1.3 billion during the three months and six months ended February 28, 2013, respectively. The resulting losses on the sales of trade accounts receivable during the three months and six months ended February 28, 2014 and 2013 were not material.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2013 to February 28, 2014 (in thousands):

	Foreign currency translation adjustment	Derivative instruments	Actuarial loss	Prior service cost	Total
Balance at August 31, 2013	$125,594	$(5,050)	$(40,258)	$962	$81,248
Other comprehensive income before reclassifications	11,247	(1,494)	—	—	9,753
Amounts reclassified from accumulated other comprehensive income	—	3,570	—	—	3,570

Other comprehensive income	11,247	2,076	—	—	13,323

Balance at February 28, 2014	$136,841	$(2,974)	$(40,258)	$962	$94,571

The following table sets forth the amounts reclassified out of AOCI, net of tax, during the three months and six months ended February 28, 2014 (in thousands):

Details about AOCI Components	Amounts Reclassified from AOCI during the three months ended February 28, 2014	Amounts Reclassified from AOCI during the six months ended February 28, 2014	Affected Line Item in the Condensed Consolidated Statement of Operations
Gains (losses) on derivative instruments:
Forward foreign exchange contracts	$(737)	$(2,999)	Net revenue
Forward foreign exchange contracts	527	2,123	Cost of revenue
Forward foreign exchange contracts	(153)	(255)	Selling, general and administrative
Forward foreign exchange contracts	(182)	(486)	Income from discontinued operations, net of tax
Interest rate swap	(965)	(1,953)	Interest expense

Total reclassified	$(1,510)	$(3,570)

10. Postretirement and Other Employee Benefits

The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom and (b) both funded and unfunded retirement plans mainly in Austria, France, Germany, Japan, The Netherlands, Poland, and Taiwan and which provide benefits based upon years of service and compensation at retirement.

The following table provides information about net periodic benefit cost for the pension plans during the three months and six months ended February 28, 2014 and 2013 (in thousands):

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Service cost	$312	$437	$621	$879
Interest cost	1,703	1,518	3,368	3,044
Expected long-term return on plan assets	(1,539)	(1,312)	(3,038)	(2,635)
Amortization of prior service cost	(62)	(7)	(123)	(13)
Recognized actuarial loss	659	627	1,309	1,249

Net periodic benefit cost	$1,073	$1,263	$2,137	$2,524

During the six months ended February 28, 2014, the Company made contributions of approximately $2.2 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.6 million and $4.4 million to its funded pension plans during fiscal year 2014.

11. Commitments and Contingencies

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $328.4 million and $565.0 million at February 28, 2014 and August 31, 2013, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2014 and December 31, 2014.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 28, 2014 and August 31, 2013 was $858.1 million and $1.2 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 28, 2014, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$3,701	$—	$3,701

Liabilities:
Forward foreign exchange contracts	—	(8,502)	—	(8,502)

Total	$—	$(4,801)	$—	$(4,801)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 28, 2014 and August 31, 2013 (in thousands):

	Fair Values of Derivative Instruments At February 28, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,944	Accrued expenses	$2,510

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,757	Accrued expenses	$5,992

	Fair Values of Derivative Instruments At August 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expense and other current assets	$4,357	Accrued expenses	$3,740

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,091	Accrued expenses	$4,645

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the six months ended February 28, 2014 and 2013 (in thousands).

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2014	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward foreign exchange contracts	$(2,954)	Net revenue	$(2,999)	Net revenue	$33

Forward foreign exchange contracts	$2,156	Cost of revenue	$2,123	Cost of revenue	$4,043

Forward foreign exchange contracts	$(56)	Selling, general and administrative	$(255)	Selling, general and administrative	$90

Forward foreign exchange contracts	$(640)	Income from discontinued operations, net of tax	$(486)	Income from discontinued operations, net of tax	$210

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Forward foreign exchange contracts	$(1,361)	Net revenue	$(1,905)	Net revenue	$120

Forward foreign exchange contracts	$2,242	Cost of revenue	$3,545	Cost of revenue	$3,886

Forward foreign exchange contracts	$23	Selling, general and administrative	$303	Selling, general and administrative	$136

Forward foreign exchange contracts	$(395)	Income from discontinued operations, net of tax	$(371)	Income from discontinued operations, net of tax	$268

As of February 28, 2014, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $2.2 million from the amounts recorded in AOCI as the hedged item affects earnings.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the six months ended February 28, 2014 and 2013 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Six Months Ended February 28, 2014
Forward foreign exchange contracts	Cost of revenue	$ 1,959

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Six Months Ended February 28, 2013
Forward foreign exchange contracts	Cost of revenue	$ (11,150)

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.2 million in amortization as a reduction to interest expense during the six months ended February 28, 2014. At February 28, 2014, the unamortized hedge accounting adjustment recorded is $5.6 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the six months ended February 28, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2014	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(1,953)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(1,953)	Interest expense	$—

As of February 28, 2014, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the hedged item affects earnings.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Six months ended February 28, 2014
Accumulated other comprehensive loss, August 31, 2013	$(5,050)
Change in fair value of derivative instruments	(1,494)
Reclassification of net losses realized and included in net income related to derivative instruments	3,570

Accumulated other comprehensive loss, February 28, 2014	$(2,974)

Six months ended February 28, 2013
Accumulated other comprehensive loss, August 31, 2012	$(7,153)
Change in fair value of derivative instruments	509
Reclassification of net losses realized and included in net income related to derivative instruments	381

Accumulated other comprehensive loss, February 28, 2013	$(6,263)

13. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors during the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”), the Company charged $27.9 million and $42.5 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2014, respectively. The 2014 Restructuring Plan is intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the three months and six months ended February 28, 2014 include cash costs of $4.0 million and $16.4 million related to employee severance and benefit costs, respectively, $1.4 million and $1.7 million related to lease costs, respectively, and $0.2 million and $1.5 million of other related costs, respectively, as well as non-cash costs of $22.3 million and $22.9 million related to asset write off costs, respectively. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the HVS reportable segment.

The Company currently expects to recognize approximately $45.0 million to $85.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal year 2014 under the 2014 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit costs and asset write-offs. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized, but are expected to be complete as of August 31, 2014. Much of the 2014 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2014 Restructuring Plan during the three months and six months ended February 28, 2014 (in thousands):

2014 Restructuring Plan – Three Months Ended February 28, 2014

	Liability Balance at November 30, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at February 28, 2014
Employee severance and benefit costs	$4,773	$3,994	$—	$(5,350)	$3,417
Lease costs	—	1,381	—	—	1,381
Asset write off costs	—	22,321	(22,321)	—	—
Other related costs	1,324	169	(27)	(130)	1,336

Total	$6,097	$27,865	$(22,348)	$(5,480)	$6,134

2014 Restructuring Plan – Six Months Ended February 28, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at February 28, 2014
Employee severance and benefit costs	$—	$16,373	$63	$(13,019)	$3,417
Lease costs	—	1,738	—	(357)	1,381
Asset write off costs	—	22,884	(22,884)	—	—
Other related costs	—	1,493	(27)	(130)	1,336

Total	$—	$42,488	$(22,848)	$(13,506)	$6,134

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $4.3 million and $10.7 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2014, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and six months ended February 28, 2014 include cash costs of $1.4 million and $7.7 million related to employee severance and benefit costs, respectively, $0.4 million related to lease costs and $0.5 million and $0.6 million of other related costs, respectively, as well as non-cash costs of $2.0 million related to asset write off costs.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $91.2 million of restructuring and related costs have been recognized. Of the $91.2 million recognized to date, $27.8 million was allocated to the DMS segment, $47.5 million was allocated to the E&I segment, $11.6 million was allocated to the HVS segment and $4.3 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that are payable over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and six months ended February 28, 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended February 28, 2014

	Liability Balance at November 30, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at February 28, 2014
Employee severance and benefit costs	$57,740	$1,391	$542	$(6,076)	$53,597
Lease costs	—	387	—	(25)	362
Asset write off costs	—	2,013	(2,013)	—	—
Other related costs	55	547	—	(536)	66

Total	$57,795	$4,338	$(1,471)	$(6,637)	$54,025

2013 Restructuring Plan – Six Months Ended February 28, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at February 28, 2014
Employee severance and benefit costs	$55,188	$7,685	$1,930	$(11,206)	$53,597
Lease costs	251	387	—	(276)	362
Asset write off costs	—	2,013	(2,013)	—	—
Other related costs	—	633	—	(567)	66

Total	$55,439	$10,718	$(83)	$(12,049)	$54,025

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended February 28, 2014

	Liability Balance at November 30, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at February 28, 2014
DMS	$13,155	$9,899	$(2,021)	$(4,182)	$16,851
E&I	40,311	(6,685)	574	(505)	33,695
HVS	4,147	733	(24)	(1,555)	3,301
Other	182	391	—	(395)	178

Total	$57,795	$4,338	$(1,471)	$(6,637)	$54,025

2013 Restructuring Plan – Six Months Ended February 28, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at February 28, 2014
DMS	$9,818	$14,782	$(1,946)	$(5,803)	$16,851
E&I	40,603	(6,737)	1,730	(1,901)	33,695
HVS	4,985	967	133	(2,784)	3,301
Other	33	1,706	—	(1,561)	178

Total	$55,439	$10,718	$(83)	$(12,049)	$54,025

14. Business Acquisition

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

	As reported at August 31, 2013	Adjustments		February 28, 2014
Cash	$77,384	$(12	)(a)	$77,372
Other current assets	343,446	(648	)(a)	342,798
Property, plant and equipment	282,599	(4,579	)(b)	278,020
Intangible assets	196,800	7,800	(b)	204,600
Goodwill	335,871	21,559	(c)	357,430
Other assets	28,304	(1,745	)(a)	26,559
Current liabilities	(322,397)	(361	)(a)	(322,758)

Long-term deferred tax liability	(153,030)	(15,810	)(a)	(168,840)
Other liabilities	(72,906)	3,495	(a)	(69,411)
Noncontrolling interests	(36,548)	(9,699	)(b)	(46,247)

Net assets acquired	$679,523	$—		$679,523

(a)	Adjustment related to the fair value of identifiable assets and liabilities
(b)	Adjustment based on final valuation results
(c)	Adjustment based on provisional amounts in (a) and (b)

The $204.6 million of acquired intangible assets includes $81.0 million assigned to customer relationships with an assigned useful life of up to 15 years, $51.2 million assigned to intellectual property with an assigned useful life of up to 8 years and $72.4 million assigned to an indefinite-lived trade name.

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $357.4 million was recorded to goodwill and was assigned fully to the DMS reportable segment. The goodwill is not expected to be deductible for tax purposes.

15. New Accounting Guidance

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

16. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during the three months and six months ended February 28, 2014 and 2013 primarily due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets in the first quarter of fiscal year 2014; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (d) income and losses in tax jurisdictions with existing valuation allowances and (e) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform in the second quarter of fiscal year 2014. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

17. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2014 Form 10-Q. No significant events, other than those disclosed below, occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

On April 1, 2014, the Company completed its previously announced sale of its AMS business through a stock purchase agreement with iQor. Refer to Note 2 – “Discontinued Operations” for further details surrounding the transaction.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	any potential future termination, or substantial winding down, of significant customer relationships;

•	availability of components;

•	our dependence on certain industries;

•	the susceptibility of our production levels to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•	our substantial international operations, and the resulting risks related to our operating internationally, including weak global economic conditions, instability in global credit markets, governmental restrictions on the transfer of funds to us from our operations outside the U.S. and unfavorable fluctuations in currency exchange rates;

•	the potential consolidation of our customer base, and the potential movement by some of our customers of a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following the consummation of acquisitions (including the recently completed acquisition of Nypro Inc. (“Nypro”));

•	our ability to successfully negotiate definitive agreements and consummate dispositions, and to disentangle operations following the consummation of dispositions (including the recently completed disposition of our Aftermarket Services (“AMS”) business);

•	our ability to take advantage of our past, current and possible future restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

•	our ability to maintain our engineering, technological and manufacturing process expertise;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, healthcare, industrial, instrumentation, medical, networking, packaging, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the six months ended February 28, 2014, our largest customers currently include Apple, Inc., BlackBerry Limited, Cisco Systems, Inc., Ericsson, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation, NetApp, Inc., Valeo and Zebra. During the six months ended February 28, 2014, we had net revenues of approximately $7.9 billion and net income attributable to Jabil Circuit, Inc. of approximately $79.3 million.

We offer our customers comprehensive electronics design, production and product management services that are responsive to their manufacturing and supply chain management needs. Our business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly, direct order fulfillment and configure to order; and

•	injection molding, metal, plastics, precision machining and automation.

Excluding the AMS discontinued operations, we currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

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

Summary of Results

The following table sets forth, for the three month and six month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net revenue	$3,577,315	$4,166,355	$7,918,271	$8,536,236
Gross profit	$213,150	$288,522	$546,704	$599,441
Operating income	$3,641	$133,041	$158,632	$285,971
Net (loss) income attributable to Jabil Circuit, Inc.	$(38,667)	$88,533	$79,255	$194,380
Net (loss) earnings per share — basic	$(0.19)	$0.44	$0.39	$0.96
Net (loss) earnings per share — diluted	$(0.19)	$0.43	$0.38	$0.94
Cash dividend per share — declared	$0.08	$0.08	$0.16	$0.16

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
Sales cycle	7 days	3 days	1 day	1 day
Inventory turns (annualized)	7 turns	8 turns	8 turns	7 turns
Days in accounts receivable	24 days	27 days	23 days	20 days
Days in inventory	49 days	45 days	46 days	49 days
Days in accounts payable	66 days	69 days	68 days	68 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2014, days in accounts receivable decreased three days to 24 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended February 28, 2014, days in inventory increased four days to 49 days as compared to the prior sequential quarter due to decreased sales levels. During the three months ended February 28, 2014, days in accounts payable decreased three days to 66 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was 7 days during the three months ended February 28, 2014. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 15 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.0%	93.0%	93.0%	93.0%

Gross profit	6.0%	7.0%	7.0%	7.0%
Operating expenses:
Selling, general and administrative	4.6%	3.5%	3.9%	3.4%
Research and development	0.2%	0.2%	0.2%	0.2%
Amortization of intangibles	0.2%	0.1%	0.2%	0.1%
Restructuring and related charges	0.9%	0.0%	0.7%	0.0%

Operating income	0.1%	3.2%	2.0%	3.3%

Other expense	0.0%	0.0%	0.0%	0.0%
Interest income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Interest expense	0.9%	0.7%	0.8%	0.7%

(Loss) income from continuing operations before income tax expense	(0.8)%	2.5%	1.2%	2.6%
Income tax expense	0.1%	0.7%	0.3%	0.6%

(Loss) income from continuing operations, net of tax	(0.9)%	1.8%	0.9%	2.0%
(Loss) income from discontinued operations, net of tax	(0.2)%	0.3%	0.1%	0.3%

Net (loss) income	(1.1)%	2.1%	1.0%	2.3%
Net income (loss) attributable to noncontrolling interests, net of income tax	0.0%	(0.0)%	0.0%	(0.0)%

Net (loss) income attributable to Jabil Circuit, Inc.	(1.1)%	2.1%	1.0%	2.3%

The Three Months and Six Months Ended February 28, 2014, Compared to the Three Months and Six Months Ended February 28, 2013

Net Revenue. Net revenue decreased 14.1% to $3.6 billion during the three months ended February 28, 2014, compared to $4.2 billion during the three months ended February 28, 2013. Specific decreases include an 18% decrease in the sale of High Velocity Systems (“HVS”) products due principally to reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited, a 16% decrease in the sale of Diversified Manufacturing Services (“DMS”) products as a result of reduced production levels due to weakened end user product demand within specialized services which was partially offset by increased revenue from new customers as a result of the Nypro acquisition and a 9% decrease in the sale of Enterprise & Infrastructure (“E&I”) products due to the decline in enterprise and infrastructure spending.

Net revenue decreased 7.2% to $7.9 billion during the six months ended February 28, 2014, compared to $8.5 billion during the six months ended February 28, 2013. Specific decreases include an 11% decrease in the sale of HVS products due principally to reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited, a 7% decrease in the sale of E&I products due to the decline in enterprise and infrastructure spending and a 5% decrease in the sale of DMS products as a result of reduced production levels due to weakened end user product demand within specialized services which was partially offset by increased revenue from new customers as a result of the Nypro acquisition.

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

On April 1, 2014, we completed the sale of the AMS business, which was included in the DMS segment. Accordingly, the results of operations of this business are classified as discontinued operations. See Note 2 – “Discontinued Operations” to the Condensed Consolidated Financial Statements for further details.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
DMS	42%	43%	45%	44%

E&I	35%	34%	32%	32%

HVS	23%	23%	23%	24%

Total	100%	100%	100%	100%

Foreign source revenue represented 83.3% and 84.6% of our net revenue during the three months and six months ended February 28, 2014, respectively, compared to 86.4% and 86.8% of our net revenue during the three months and six months ended February 28, 2013, respectively. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit decreased to $213.2 million (6.0% of net revenue) and $546.7 million (7.0% of net revenue) during the three months and six months ended February 28, 2014, respectively, compared to $288.5 million (7.0% of net revenue) and $599.4 million (7.0% of net revenue) during the three months and six months ended February 28, 2013, respectively. The decrease in gross profit is due to our revenues from existing customers decreasing at a higher rate than certain of our fixed costs, partially offset by increased revenue from new customers.

Selling, General and Administrative. Selling, general and administrative expenses increased to $164.5 million (4.6% of net revenue) and $306.7 million (3.9% of net revenue) during the three months and six months ended February 28, 2014, respectively, compared to $145.6 million (3.5% of net revenue) and $294.2 million (3.4% of net revenue) during the three months and six months ended February 28, 2013, respectively. The increases during the three months and six months ended February 28, 2014 as compared to the three months and six months ended February 28, 2013 were primarily the result of an increase to incremental selling, general and administrative expense resulting from the acquisition of Nypro during the fourth quarter of fiscal year 2013. The increase during the six months ended February 28, 2014 compared to the six months ended February 28, 2013 was partially offset by a decrease to selling, general and administrative expense resulting from a $38.4 million reversal to stock-based compensation expense during the first quarter of fiscal year 2014 due to decreased expectations for the vesting of certain restricted stock awards.

Research and Development. Research and development expenses decreased to $6.6 million (0.2% of net revenue) during the three months ended February 28, 2014 compared to $7.7 million (0.2% of net revenue) during the three months ended February 28, 2013. Research and development expense as a percentage of net revenue remained relatively consistent over the prior period. Research and development expenses increased to $15.7 million (0.2% of net revenue) during the six months ended February 28, 2014 compared to $14.9 million (0.2% of net revenue) during the six months ended February 28, 2013. Research and development expense as a percentage of net revenue remained relatively consistent over the prior period. The increase in absolute dollars is primarily due to new projects in targeted growth sectors and an increase to incremental expense resulting from the Nypro acquisition.

Amortization of Intangibles. Amortization of intangible assets increased to $6.2 million and $12.5 million during the three months and six months ended February 28, 2014, respectively, compared to $2.2 million and $4.4 million during the three months and six months ended February 28, 2013, respectively. The increase was primarily attributable to amortization expense associated with the definite lived intangible assets acquired in connection with the acquisition of Nypro.

Restructuring and Related Charges.

a.	2014 Restructuring Plan

In conjunction with the 2014 Restructuring Plan, we charged $27.9 million and $42.5 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2014, respectively. The 2014 Restructuring Plan is intended to address the termination of our business relationship with Blackberry Limited. The restructuring and related charges during the three months and six months ended February 28, 2014 include cash costs of $4.0 million and $16.4 million related to employee severance and benefit costs, respectively, $1.4 million and $1.7 million related to lease costs, respectively, and $0.2 million and $1.5 million of other related costs, respectively, as well as non-cash costs of $22.3 million and $22.9 million related to asset write off costs, respectively.

At February 28, 2014, accrued liabilities of approximately $6.1 million related to the 2014 Restructuring Plan are expected to be paid over the next twelve months. During the three months and six months ended February 28, 2014, $5.5 million and $13.5 million, respectively, was paid relating to the 2014 Restructuring Plan.

We currently expect to recognize approximately $45.0 million to $85.0 million in pre-tax restructuring and other related costs over the course of fiscal year 2014 under the 2014 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit costs and asset write offs. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized, but are expected to be complete as of August 31, 2014. Much of the 2014 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2014 Restructuring Plan is expected to yield annualized cost savings in the range of $10.0 million to $25.0 million on a net basis after taking into account potential future BlackBerry Limited revenues that will not be earned due to the termination of our business relationship. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue. We have begun to realize a portion of these cost savings in the second quarter of fiscal year 2014 and we are still evaluating the full effect of the cost savings and any cost savings offsets.

b.	2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $4.3 million and $10.7 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2014, respectively. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and six months ended February 28, 2014 include cash costs of $1.4 million and $7.7 million related to employee severance and benefit costs, respectively, $0.4 million related to lease costs and $0.5 million and $0.6 million of other related costs, respectively, as well as non-cash costs of $2.0 million related to asset write off costs.

At February 28, 2014, accrued liabilities of approximately $54.0 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months. During the three months and six months ended February 28, 2014, $6.6 million and $12.0 million, respectively, was paid relating to the 2013 Restructuring Plan.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. While we expect the total amount of pre-tax restructuring and other related costs will be $179.0 million, we can only provide estimate ranges for certain of the major types of costs associated with the action): $123.0 million to $143.0 million of employee severance and benefit costs; $28.0 million to $48.0 million of asset write-off costs; $3.0 million of contract termination costs and $5.0 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $91.2 million of restructuring and related costs have been recognized. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that will be payable over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2013 Restructuring Plan is expected to yield annualized cost savings of approximately $65.9 million. The expected avoided annual costs consist of a reduction in employee related expenses of $64.4 million, a reduction in depreciation expense associated with asset disposals of $1.1 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $0.4 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues and incremental costs expected to be incurred by those plants to which certain production will be shifted. After considering these partial cost savings offsets, we expect to realize annual cost savings of approximately $65.0 million.

Other Expense. Other expense remained relatively consistent at $1.9 million and $3.0 million during the three months and six months ended February 28, 2014, respectively, compared to $1.6 million and $3.1 million during the three months and six months ended February 28, 2013, respectively.

Interest Income. Interest income remained relatively consistent at $0.3 million and $1.0 million during the three months and six months ended February 28, 2014, respectively, compared to $0.4 million and $0.9 million during the three months and six months ended February 28, 2013, respectively.

Interest Expense. We recorded interest expense of $31.9 million and $65.2 million during the three months and six months ended February 28, 2014, respectively, compared to $29.2 million and $58.8 million during the three months and six months ended February 28, 2013, respectively. The increase was primarily due to increased borrowings associated with our five year unsecured credit facility amended as of March 19, 2012 (the “Amended and Restated Credit Facility”).

Income Tax Expense. Income tax expense reflects an effective tax rate of (8.5)% and 24.2% during the three months and six months ended February 28, 2014, respectively, as compared to an effective tax rate of 26.7% and 26.2% during the three months and six months ended February 28, 2013, respectively. The effective tax rate for the three months ended February 28, 2014 decreased from the effective tax rate for the three months ended February 28, 2013 primarily due to the loss from continuing operations and a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform. These effective tax rate decreases were partially offset by the tax impact of decreases in income in low tax-rate jurisdictions and restructuring costs with minimal related tax benefit. The effective tax rate for the six months ended February 28, 2014 decreased from the effective tax rate for the six months ended February 28, 2013 primarily due to a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform, a partial valuation allowance release related to the U.S. deferred tax assets and the reversal of stock-based compensation expense with minimal related tax expense. These effective tax rate decreases were partially offset by the tax impact of decreases in income in low tax-rate jurisdictions and restructuring costs with minimal related tax benefit.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (d) income and losses in tax jurisdictions with existing valuation allowances and (e) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, distressed customer charge, stock-based compensation expense and related charges, restructuring and related charges, acquisition costs and purchase accounting adjustments and loss (income) from discontinued operations. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Six months ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Operating income (U.S. GAAP)	$3,641	$133,041	$158,632	$285,971
Amortization of intangibles	6,180	2,204	12,501	4,370
Distressed customer charge	3,742	—	3,742	—
Stock-based compensation expense and related charges	14,652	16,274	(7,934)	33,186
Restructuring and related charges	32,203	—	53,206	—

Core operating income (Non-U.S. GAAP)	$60,418	$151,519	$220,147	$323,527

Net (loss) income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$(38,667)	$88,533	$79,255	$194,380
Amortization of intangibles, net of tax	8,250	2,205	9,423	4,371
Distressed customer charge, net of tax	2,337	—	2,337	—
Stock-based compensation expense and related charges, net of tax	14,192	16,064	(8,413)	32,783
Restructuring and related charges, net of tax	27,892	—	45,589	—
Acquisition costs and purchase accounting adjustments, net of tax (a)	—	—	(9,064)	—
Loss (income) from discontinued operations, net of tax	6,251	(12,797)	(10,172)	(27,705)

Core earnings (Non-U.S. GAAP)	$20,255	$94,005	$108,955	$203,829

Net (loss) earnings per share: (U.S. GAAP)
Basic	$(0.19)	$0.44	$0.39	$0.96

Diluted	$(0.19)	$0.43	$0.38	$0.94

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.10	$0.46	$0.53	$1.00

Diluted	$0.10	$0.45	$0.53	$0.98

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP):
Basic	205,251	202,458	205,005	203,393

Diluted	205,251	206,804	206,892	207,474

Weighted average shares outstanding used in the calculations of earnings per share (Non-U.S. GAAP):
Basic	205,251	202,458	205,005	203,393

Diluted	206,622	206,804	206,892	207,474

(a)	This tax benefit relates to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income decreased 60.1% to $60.4 million and 32.0% to $220.1 million during the three months and six months ended February 28, 2014, respectively, compared to $151.5 million and $323.5 million during the three months and six months ended February 28, 2013, respectively. Core earnings decreased 78.5% to $20.3 million and 46.5% to $109.0 million during the three months and six months ended February 28, 2014, respectively, compared to $94.0 million and $203.8 million for the three months and six months ended February 28, 2013, respectively. These decreases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months and Six Months Ended February 28, 2014, Compared to the Three Months and Six Months Ended February 28, 2013.”

Acquisitions and Expansion

As discussed in Note 14 — “Business Acquisition” to the Condensed Consolidated Financial Statements, we completed our acquisition of Nypro during the fourth quarter of fiscal year 2013. Acquisitions are accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Liquidity and Capital Resources

At February 28, 2014, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our committed and uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the six months ended February 28, 2014 and 2013 (in thousands):

	Six months ended
	February 28, 2014	February 28, 2013
Net cash provided by operating activities	$134,616	$305,684
Net cash used in investing activities	(273,404)	(370,772)
Net cash used in financing activities	(198,907)	(85,740)
Effect of exchange rate changes on cash and cash equivalents	1,451	(4,773)

Net decrease in cash and cash equivalents	$(336,244)	$(155,601)

Net cash provided by operating activities during the six months ended February 28, 2014 was approximately $134.6 million. This resulted primarily from net income of $79.5 million, a $342.8 million decrease in inventories, $247.2 million in non-cash depreciation and amortization expense, a $235.6 million decrease in prepaid expenses and other current assets and a $187.0 million decrease in accounts receivable; which were partially offset by a $912.6 million decrease in accounts payable and accrued expense. The decrease in inventories was primarily a result of a continued focus on inventory management coupled with lower sales levels. The decrease in prepaid expenses and other current assets was primarily due to decreases in the deferred purchase price receivable under our asset-backed securitization programs due to lower levels of sales and the timing of cash funding provided by the unaffiliated conduits and financial institutions as well as decreases in advance deposits. The decrease in accounts receivable was primarily driven by the timing of sales and collections activity coupled with lower sales levels. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as decreased salary and salary related expenses associated with headcount reductions.

Net cash used in investing activities during the six months ended February 28, 2014 was $273.4 million. This consisted primarily of capital expenditures of $286.3 million principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the six months ended February 28, 2014 was $198.9 million. This resulted from our receipt of approximately $3.8 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $3.7 billion of borrowings under the Amended and Restated Credit Facility. This was offset by repayments in an aggregate amount of approximately $3.9 billion, which primarily included an aggregate of $3.8 billion of repayments under the Amended and Restated Credit Facility. In addition, during the six months ended February 28, 2014, we paid $64.1 million, including commissions, to repurchase 3,636,678 of our common shares, we paid $35.8 million in dividends to stockholders and we paid $32.8 million to the IRS or 1,487,855 of our common shares on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $32.8 million of employee-owned common stock related to this vesting).

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

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement, a committed trade accounts receivable sale program and four uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 8 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Also, as described in Note 2 – “Discontinued Operations” and Note 17 – “Subsequent Events” to the Condensed Consolidated Financial Statements, we recently completed the sale of our AMS business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. As a result of the sale, we have additional funds to finance certain of our needs.

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

In connection with our asset-backed securitization programs, at February 28, 2014, we had sold $772.6 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $352.6 million, and a deferred purchase price receivable. At February 28, 2014, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $420.0 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b.	Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In October 2013, the factoring agreement was extended through March 31, 2014, at which time it was automatically renewed for an additional six-month period.

During the three months and six months ended February 28, 2014, we sold $0.6 million and $1.1 million of trade accounts receivable under the factoring agreement, respectively, and received cash proceeds of $0.6 million and $1.1 million during the three months and six months ended February 28, 2014, respectively.

c.	Trade Accounts Receivable Sale Programs

In connection with five separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million, $150.0 million, $100.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. One $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The other $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is subject to expiration on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility that has been terminated effective March 19, 2014.

During the three months and six months ended February 28, 2014, we sold $0.4 billion and $1.0 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.4 billion and $1.0 billion during the three months and six months ended February 28, 2014, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at February 28, 2014 and August 31, 2013, are summarized below (in thousands):

	February 28, 2014	August 31, 2013
7.750% Senior Notes due 2016	$307,790	$306,940
8.250% Senior Notes due 2018	398,472	398,284
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	146,069	200,000
Borrowings under loans	46,326	58,447
Capital lease obligations	31,866	35,372
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	5,638	6,823

Total notes payable, long-term debt and capital lease obligations	1,836,161	1,905,866
Less current installments of notes payable, long-term debt and capital lease obligations	160,839	215,448

Notes payable, long-term debt and capital lease obligations, less current installments	$1,675,322	$1,690,418

At February 28, 2014 and August 31, 2013, we were in compliance with all covenants under the Amended and Restated Credit Facility and our asset-backed securitization programs.

Uses

On October 17, 2013 and January 22, 2014, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2013 and February 14, 2014, respectively. Of the total cash dividend declared on October 17, 2013 of $17.2 million, $16.5 million was paid on December 2, 2013. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 22, 2014 of $17.0 million, $16.3 million was paid on March 3, 2014. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In December 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common shares during the twelve month period following their authorization. We repurchased 3,636,678 shares during the second quarter of fiscal year 2014 utilizing approximately $64.0 million of the $200.0 million authorized by our Board of Directors.

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

At February 28, 2014, we had approximately $675.1 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $419.1 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

As of February 28, 2014, however, we intend to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $240.0 million to our U.S. operations. Therefore, we recorded a deferred tax liability of approximately $89.8 million based on the anticipated U.S. income taxes of the repatriation. Due to the sale of our AMS business, the earnings from certain AMS subsidiaries are no longer considered indefinitely reinvested, which had no income statement impact because we recorded a deferred tax liability with an offsetting reduction in an exisiting valuation allowance. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $300.0 million to $350.0 million, principally for maintenance levels of machinery and equipment, information technology infrastructure upgrades and investments to support ongoing growth in our DMS operations. We believe that our level of resources, which include cash on hand (recently increased due to our receipt of proceeds from the sale of our AMS business on April 1, 2014), available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and committed trade accounts receivable sale program and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends and our working capital requirements for the next 12 months.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 21, 2014, and our $200.0 million foreign asset-backed securitization program is scheduled to expire on May 15, 2015, and we may be unable to renew either of these. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. One $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The other $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is subject to expiration on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility that has been terminated effective March 19, 2014. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of February 28, 2014 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,830,523	$160,839	$329,062	$414,614	$926,008
Future interest on notes payable, long-term debt and capital lease obligations (b)	574,439	107,105	197,314	130,290	139,730
Operating lease obligations	384,849	87,194	120,555	78,255	98,845
Non-cancelable purchase order obligations (c)	63,050	61,554	1,496	—	—
Pension and postretirement contributions and payments (d)	14,210	4,435	1,344	2,047	6,384
Capital commitments (e)	900	900	—	—	—

Total contractual cash obligations (f)	$2,867,971	$422,027	$649,771	$625,206	$1,170,967

(a)	The above table excludes a $5.6 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable, long-term debt and capital lease obligations pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates based on February 28, 2014 interest rates to determine the value of these future interest payments.
(c)	Consists of purchase commitments entered into as of February 28, 2014 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized six month period following the second quarter of fiscal year 2014 and the expected benefit payments for unfunded pension and postretirement plans through 2023. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $9.1 million as of February 28, 2014.
(f)	At February 28, 2014, we have $1.5 million and $85.7 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. Additionally, we have $4.1 million recorded as a liability of discontinued operations related to our AMS business for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At February 28, 2014, except for certain foreign currency contracts with a notional amount outstanding of $328.4 million and a fair value of $1.9 million recorded in prepaid expenses and other current assets and $2.5 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at February 28, 2014 that do not qualify as accounting hedges was $858.1 million. The fair value of these contracts amounted to a $1.8 million asset recorded in prepaid expenses and other current assets and a $6.0 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at February 28, 2014. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Canadian dollars, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of February 28, 2014, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2014, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At February 28, 2014, the hedge accounting adjustment recorded is $5.6 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $146.1 million in borrowings outstanding under these facilities at February 28, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 28, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 28, 2014, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On July 1, 2013, we acquired Nypro. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of February 28, 2014 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Nypro and the entities that it directly or indirectly owns represent 15.7% of our total consolidated assets at February 28, 2014 and net revenue generated by Nypro and the entities that it directly or indirectly owns subsequent to the date of acquisition represent 8.1% and 7.6% of our consolidated net revenue for the three months and six months ended February 28, 2014, respectively. As part of our acquisition of Nypro we continue to evaluate Nypro’s internal controls over financial reporting. From the acquisition date to February 28, 2014, the processes and systems of Nypro’s acquired operations did not significantly impact our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented

PART II - OTHER INFORMATION

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs, including instances where we maintain manufacturing facilities and associated fixed costs in anticipation of future customer orders and the actual orders never occur, are at lower than anticipated levels and/or occur later than expected;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially troubled customers;

•	any potential future termination, or substantial winding down, of significant customer relationships;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and property, plant and equipment;

•	significant costs incurred in acquisitions and other transactions that are immediately expensed in the quarter in which they occur;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and government interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product demand;

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor; and

•	changes in stock-based compensation expense due to changes in the expected vesting of performance-based equity awards comprising a portion of such stock-based compensation expense.

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

During the six months ended February 28, 2014, our five largest customers accounted for approximately 46% of our net revenue and 68 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of certain of our customers and the business we currently do with those customers and may do in the future for those customers, this dependence may increase in the future. If any of those customers experience a decline in the demand (anticipated or unanticipated) for one or more of their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, risks which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) can result in one or more of the following adverse effects: a decline in revenue; less revenue to absorb fixed costs and overhead; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days in inventory and an increase in days in accounts receivable. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification liability. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand (anticipated or unanticipated), the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. At various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. In addition, natural disasters and global events, such as the flooding in Thailand in the second half of 2011, could cause material shortages. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Portions of the Dodd-Frank Act require some companies, including ours, to conduct due diligence, make disclosures and file reports regarding the source of certain minerals that may be contained in their products that are originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These requirements may decrease the supply of such minerals, increase their cost and/or disrupt our supply chain if we decide, or are instructed by our customers, to obtain components from different suppliers.

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

Customer relationships with emerging companies, an area of increasing activity for us, present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. We sometimes offer these customers extended payment terms, loans, services and other support that may increase our financial exposure. These risks are also heightened by the tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future. Also, as a result of, among other things, these emerging companies tending to be smaller and less financially secure, we have faced and may face in the future increased litigation risk from these companies. Finally, we have recently been investing directly in certain of these emerging company customers which, along with extended payment terms, loans, services and other support we may provide, may exacerbate the risks described in this Risk Factor.

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

Credit market turmoil effects could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; our lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of March 19, 2012 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 21, 2014 (during the first quarter of fiscal year 2014, we decreased our facility limit from $300.0 million to $200.0 million), our $200.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $200.0 million committed trade accounts receivable sale program expiring on November 28, 2014, our $150.0 million uncommitted trade accounts receivable sale program expiring on November 28, 2014, our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2014 or our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2014 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 83.3% and 84.6% of net revenue from international operations during the three months and six months ended February 28, 2014, respectively, compared to 86.4% and 86.8% during the three months and six months ended February 28, 2013, respectively. At February 28, 2014, excluding the Aftermarket Services (“AMS”) discontinued operations, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand and Tiszaujvaros, Hungary; Ranjangaon, India; Bray and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachiouji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Venray, The Netherlands; Kwidzyn, Poland; Moscow and Tver, Russia; Livingston, Scotland; Jurong and Tampines, Singapore; Sungnam-si, South Korea; Changhua, Hsinchu, Taichung, Taipei and Taoyuan City, Taiwan; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

In addition, divestitures involve significant risks (some of which are present in our recently announced plans to dispose of our AMS business), which could have a material adverse effect on us including: we may not be able to identify acceptable buyers; we may divest a business at a price or on terms that are different than anticipated; we may lose key employees; divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction; completing divestitures requires expenses and management effort; we may become subject to indemnity obligations and/or remain liable or contingently liable for obligations related to the divested business or operations; a delay or failure to close for any reason, including a failure to obtain the necessary third party consents and regulatory approvals; the retention of certain continuing liabilities under contracts; financing for the transaction not occurring as anticipated; equity consideration proving to have a value substantially less than the stated or expected value or not being transferable to a third party on attractive terms; covenants not to compete could impair our ability to attract and retain customers; business arrangements with the buyers could negatively impact our business with common customers; and we may face difficulties in the separation of the divested operations, services, products and personnel.

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

We have expanded the primary scope of our acquisitions strategy beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations. The more recent trend focuses on pursuing opportunities to acquire smaller Electronic Manufacturing Services (“EMS”) competitors who are focused on our key growth areas which include specialized manufacturing, design operations and other acquisition opportunities complementary to our services offerings. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Three Months and Six Months Ended February 28, 2014, Compared to the Three Months and Six Months Ended February 28, 2013 and Note 13 – “Restructuring and Related Charges” to the

Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2014 Restructuring Plan or the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) and current Good Manufacturing Practices (cGMP) requirements, which require manufacturers of medical devices to adhere to certain regulations and to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspection observations, a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. Beyond FDA, our medical device business is subject to additional state and foreign regulatory requirements which may also impact our ability to continue operations if these entities were to allege noncompliance and take action against us. If any of these were to occur, our reputation and business could suffer.

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

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our officers, managers and skilled personnel. We could be seriously harmed by the loss of any of our executive officers. Recently, we had a planned succession of our Chairman of the Board and of our Chief Executive Officer, accompanied by adjustments to our management reporting structures. In order to manage our growth, we will need this succession to succeed as well as to internally develop, recruit and retain additional skilled management personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.

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

As an example, under the Dodd-Frank Act, some companies, including ours, are subject to new due diligence, disclosure and reporting requirements for manufacturing products that include components containing certain minerals originating from the DRC or adjoining countries. These regulations may result in a decrease in the supply of such minerals, an increase in their cost and/or a disruption to our supply chain. In addition, if our due diligence process to verify the origin of minerals contained in components of our customers’ products or from our suppliers is not completed timely or results in findings that such minerals are sourced from restricted countries, our reputation may be adversely affected, which in turn may adversely affect our operations and financial results. We expect that compliance with the SEC requirements may be both time consuming and costly.

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

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted (such as occurred with our calendar year 2011 Shanghai tax incentive), which could occur if we are unable to satisfy the conditions on which such incentives are based, if they are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions otherwise increase. It is not anticipated that any tax incentives will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how any expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

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

As of February 28, 2014, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of February 28, 2014, there was $224.3 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities or make substantial investments in our infrastructure, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. An increase in the level of our indebtedness, among other things, could:

•	make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business;

•	make us more vulnerable in the event of a downturn in our business; and

•	impact certain financial covenants that we are subject to in connection with our debt and asset-backed securitization programs, including, among others, the maximum ratio of debt to consolidated EBITDA (as defined in our debt agreements and securitization programs).

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

The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC (including the Dodd-Frank Act) and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given the relatively recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NYSE, have enacted additional changes in their laws, regulations and rules and may be contemplating additional changes. These changes, and any such future changes, may cause our legal and financial accounting costs to increase.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 1, 2013 – December 31, 2013	19,400	$16.39	19,400	199,682,050
January 1, 2014 – January 31, 2014	2,877,951	$17.50	2,870,950	149,434,698
February 1, 2014 – February 28, 2014	746,416	$17.97	746,328	136,021,614

Total	3,643,767	$17.59	3,636,678	136,021,614

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In December 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common shares during the twelve month period following their authorization. During the three months ended February 28, 2014, 3,636,678 shares were repurchased in the open market utilizing approximately $64.0 million of the $200.0 million authorized by our Board of Directors. The remaining authorized shares will be repurchased from time-to-time in open market transactions at our discretion, subject to market conditions and other factors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: April 7, 2014	By:	/S/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: April 7, 2014	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.