Form 10-Q
period 2014-05-31
JABIL CIRCUIT INC
filed 2014-06-30
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

As of June 21, 2014, there were 199,829,648 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	May 31, 2014 (Unaudited)	August 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,322,266	$1,011,373
Accounts receivable, net of allowance for doubtful accounts of $15,778 at May 31, 2014 and $2,574 at August 31, 2013	998,420	1,168,954
Inventories	1,861,235	2,118,716
Prepaid expenses and other current assets	862,804	1,141,919
Income taxes receivable	32,692	12,269
Deferred income taxes	56,743	45,650
Assets of discontinued operations	22,998	321,364

Total current assets	5,157,158	5,820,245
Property, plant and equipment, net of accumulated depreciation of $1,908,860 at May 31, 2014 and $1,703,635 at August 31, 2013	2,212,908	2,309,320
Goodwill	367,943	349,011
Intangible assets, net of accumulated amortization of $165,825 at May 31, 2014 and $147,692 at August 31, 2013	249,675	260,434
Deferred income taxes	89,451	91,383
Other assets	144,195	100,801
Non-current assets of discontinued operations	—	222,587

Total assets	$8,221,330	$9,153,781

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$69,886	$215,448
Accounts payable	2,697,598	3,191,328
Accrued expenses	1,101,221	1,217,088
Income taxes payable	8,712	38,323
Deferred income taxes	3,560	6,004
Liabilities of discontinued operations	7,181	196,243

Total current liabilities	3,888,158	4,864,434
Notes payable, long-term debt and capital lease obligations, less current installments	1,672,521	1,690,418
Other liabilities	80,139	77,145
Income tax liabilities	89,220	76,315
Deferred income taxes	61,013	58,047
Non-current liabilities of discontinued operations	—	31,855

Total liabilities	5,791,051	6,798,214

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 243,276,566 and 237,732,562 shares issued and 199,821,030 and 203,164,870 shares outstanding at May 31, 2014 and August 31, 2013, respectively	243	238
Additional paid-in capital	1,867,204	1,853,409
Retained earnings	1,288,029	1,071,175
Accumulated other comprehensive income	87,741	81,248
Treasury stock at cost, 43,455,536 and 34,567,692 shares at May 31, 2014 and August 31, 2013	(834,008)	(670,783)

Total Jabil Circuit, Inc. stockholders’ equity	2,409,209	2,335,287
Noncontrolling interests	21,070	20,280

Total equity	2,430,279	2,355,567

Total liabilities and equity	8,221,330	$9,153,781

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net revenue	$3,785,875	$4,196,224	$11,705,901	$12,735,799
Cost of revenue	3,569,925	3,898,652	10,942,550	11,837,451

Gross profit	215,950	297,572	763,351	898,348
Operating expenses:
Selling, general and administrative	190,804	146,969	497,796	441,782
Research and development	5,729	6,475	21,387	21,337
Amortization of intangibles	5,679	2,221	18,180	6,591
Restructuring and related charges	12,446	23,182	65,652	23,182
Loss on disposal of subsidiaries	2,905	—	2,905	—
Impairment of notes receivable and related charges	—	25,597	—	25,597

Operating (loss) income	(1,613)	93,128	157,431	379,859
Other expense	1,520	1,422	4,547	4,545
Interest income	(1,060)	(381)	(2,109)	(1,263)
Interest expense	32,107	30,709	97,270	89,464

(Loss) income from continuing operations before tax	(34,180)	61,378	57,723	287,113
Income tax expense	18,708	22,129	40,923	81,317

(Loss) income from continuing operations, net of tax	(52,888)	39,249	16,800	205,796

Discontinued operations:
Income from discontinued operations, net of tax	2,699	10,379	21,515	37,505
Gain on sale of discontinued operations, net of tax	238,497	—	229,542	—

Discontinued operations, net of tax	241,196	10,379	251,057	37,505

Net income	188,308	49,628	267,857	243,301
Net income (loss) attributable to noncontrolling interests, net of tax	53	(455)	347	(1,162)

Net income attributable to Jabil Circuit, Inc.	$188,255	$50,083	$267,510	$244,463

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.26)	$0.20	$0.08	$1.02

Discontinued operations, net of tax	$1.19	$0.05	$1.23	$0.18

Net income	$0.93	$0.25	$1.31	$1.20

Diluted:
(Loss) income from continuing operations, net of tax	$(0.26)	$0.19	$0.08	$1.00

Discontinued operations, net of tax	$1.19	$0.05	$1.22	$0.18

Net income	$0.93	$0.24	$1.30	$1.18

Weighted average shares outstanding:
Basic	202,008	202,648	203,995	203,142

Diluted	202,008	207,569	205,699	207,540

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net income	$188,308	$49,628	$267,857	$243,301
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(7,538)	(22,758)	3,709	(12,280)
Change in fair value of derivative instruments, net of tax	(1,445)	3,355	(2,939)	3,864
Reclassification of net losses (gains) realized and included in net income related to derivative instruments, net of tax	2,716	(605)	6,286	(224)
Actuarial (loss) gains, net of tax	(563)	—	(563)	981

Total other comprehensive (loss) income	(6,830)	(20,008)	6,493	(7,659)

Comprehensive income	$181,478	29,620	274,350	235,642
Comprehensive income (loss) attributable to noncontrolling interests	53	(455)	347	(1,162)

Comprehensive income attributable to Jabil Circuit, Inc.	$181,425	$30,075	$274,003	$236,804

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2013	203,164,870	$238	$1,853,409	$1,071,175	$81,248	$(670,783)	$20,280	$2,355,567
Shares issued upon exercise of stock options	1,251	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	518,771	5	7,697	—	—	—	—	7,702
Vesting of restricted stock awards	5,023,982	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,561,171)		—	—	—	(34,162)	—	(34,162)
Treasury shares purchased	(7,326,673)	—	—	—	—	(129,063)	—	(129,063)
Recognition of stock-based compensation	—	—	6,129	—	—	—	—	6,129
Excess tax benefit of stock awards	—	—	716	—	—	—	—	716
Declared dividends	—	—	—	(50,656)	—	—	—	(50,656)
Comprehensive income	—	—	—	267,510	6,493	—	347	274,350
Adjustment of noncontrolling interests	—	—	—	—	—	—	5,689	5,689
Purchase of noncontrolling interests	—	—	(747)	—	—	—	(973)	(1,720)
Sale of noncontrolling interest	—	—	—	—	—	—	(4,278)	(4,278)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	5	5

Balance at May 31, 2014	199,821,030	$243	$1,867,204	$1,288,029	$87,741	$(834,008)	$21,070	$2,430,279

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net income	$267,857	$243,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,622	295,710
Gain on sale of discontinued operations	(239,320)	—
Restructuring and related charges	30,015	—
Deferred income taxes	(25,115)	(28,635)
Provision for allowance for doubtful accounts	15,078	—
Recognition of stock-based compensation expense and related charges	8,257	52,201
Loss on disposal of subsidiaries	2,905	—
Excess tax benefits related to stock awards	(1,544)	(330)
Impairment of notes receivable and related charges	—	25,597
Other, net	3,611	7,038
Changes in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	102,708	113,134
Inventories	315,254	(85,855)
Prepaid expenses and other current assets	269,871	(59,259)
Other assets	(28,288)	(1,497)
Accounts payable and accrued expenses	(666,786)	239,209
Income taxes	(11,737)	9,067

Net cash provided by operating activities	409,388	809,681

Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of cash	544,495	—
Acquisition of property, plant and equipment	(414,729)	(452,993)
Proceeds from sale of property, plant and equipment	141,082	11,274
Cash paid for business and intangible asset acquisitions, net of cash acquired	—	(9,662)
Investments in non-marketable equity securities	—	(2,942)

Net cash provided by (used in) investing activities	270,848	(454,323)

Cash flows from financing activities:
Payments towards debt agreements	(5,336,697)	(3,184,810)
Borrowings under debt agreements	5,171,880	3,169,401
Payments to acquire treasury stock	(129,063)	(129,262)
Dividends paid to stockholders	(52,162)	(51,743)
Treasury stock minimum tax withholding related to vesting of restricted stock	(34,162)	(20,268)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	7,697	10,899
Sale of noncontrolling interest, net of cash	(1,783)	—
Cash paid to purchase noncontrolling interest	(1,720)	—
Excess tax benefit related to stock awards	1,544	330
Capital contribution to noncontrolling interest	—	316

Net cash used in financing activities	(374,466)	(205,137)

Effect of exchange rate changes on cash and cash equivalents	5,123	(15,751)

Net increase in cash and cash equivalents	310,893	134,470
Cash and cash equivalents at beginning of period	1,011,373	1,217,256

Cash and cash equivalents at end of period	$1,322,266	$1,351,726

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2013. Results for the nine month period ended May 31, 2014 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2014. We have made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to discontinued operations, see Note 2 – “Discontinued Operations” and Note 6 – “Concentration of Risk and Segment Data” for further details.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The final purchase price was reduced by $90.5 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business, and this adjustment is subject to a future reconciliation and potential adjustment. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction. As a result, $20.0 million associated with the Malaysian operations was included in escrow until the closing of the Malaysian operations, which is anticipated to occur once such approvals are obtained. In connection with the AMS transaction, the Company entered into a transition services agreement effective April 1, 2014 to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor. This agreement is not material and the continuing cash flows are not significant. As of May 31, 2014, the Malaysian operations meet the criteria for classification as held for sale reporting and AMS meets the criteria for discontinued operations reporting because the Company does not have any significant continuing involvement in the operations of AMS after the disposal transaction and the operations and cash flows of AMS have been eliminated from the ongoing operations of the Company as a result of the disposal transaction.

The Company recognized a gain on sale of discontinued operations, net of tax, of approximately $238.5 million and $229.5 million for the three months and nine months ended May 31, 2014, respectively. The Company incurred direct transaction costs in connection with the sale of approximately $7.4 million and $16.4 million during the three months and nine months ended May 31, 2014, respectively, which is included in gain on sale of discontinued operations, net of tax. The income tax expense recognized on the gain on sale of discontinued operations during the three and nine months ended May 31, 2014 was significantly reduced to $9.8 million primarily due to the utilization of net operating losses with corresponding valuation allowances. At April 1, 2014, the fair value of the Senior Non-Convertible Cumulative Preferred Stock was approximately $33.2 million, which is included in gain on sale of discontinued operations, net of tax, and is valued using unobservable inputs (Level 3 inputs) based on an interest rate lattice model.

For all periods presented, the operating results associated with this business have been reclassified into income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net revenue	$82,821	$271,543	$575,592	$786,237

Income from discontinued operations, before tax	$3,378	$10,518	$27,164	$43,128
Income tax expense	679	139	5,649	5,623

Income from discontinued operations, net of tax	$2,699	$10,379	$21,515	$37,505

Gain on sale of discontinued operations, before tax	$248,275	$—	$239,320	$—
Income tax expense	9,778	—	9,778	—

Gain on sale of discontinued operations, net of tax	$238,497	$—	$229,542	$—

Discontinued operations, net of tax	$241,196	$10,379	$251,057	$37,505

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

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Numerator:
(Loss) income from continuing operations, net of tax	$(52,888)	$39,249	$16,800	$205,796
Net income (loss) attributable to noncontrolling interests, net of tax	53	(455)	347	(1,162)

(Loss) income from continuing operations attributable to Jabil Circuit, Inc., net of tax	$(52,941)	$39,704	$16,453	$206,958
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	$241,196	$10,379	$251,057	$37,505

Net income attributable to Jabil Circuit, Inc.	$188,255	$50,083	$267,510	$244,463

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	202,008	202,648	203,995	203,142

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	—	6	96	28
Dilutive unvested restricted stock awards	—	4,915	1,608	4,370

Denominator for diluted earnings per share	202,008	207,569	205,699	207,540

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.26)	$0.20	$0.08	$1.02

Discontinued operations, net of tax	$1.19	$0.05	$1.23	$0.18

Net income	$0.93	$0.25	$1.31	$1.20

Diluted:
(Loss) income from continuing operations, net of tax	$(0.26)	$0.19	$0.08	$1.00

Discontinued operations, net of tax	$1.19	$0.05	$1.22	$0.18

Net income	$0.93	$0.24	$1.30	$1.18

No potential common shares relating to outstanding stock awards have been included in the computation of diluted earnings per share as a result of the loss from continuing operations attributable to Jabil Circuit, Inc., net of tax, for the three months ended May 31, 2014. The Company accordingly excluded from the computation of diluted earnings per share 3,445,503 restricted stock awards, options to purchase 1,603,274 shares of common stock and 3,899,167 stock appreciation rights for the three months ended May 31, 2014. For the nine months ended May 31, 2014 options to purchase 1,971,901 shares of common stock and 4,112,812 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and nine months ended May 31, 2013 options to purchase 3,635,940 and 3,690,457 shares of common stock, respectively, and 4,462,101 and 4,537,415 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended May 31, 2014 and 2013 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	$0.08	$16,976	February 14, 2014	March 3, 2014
	April 17, 2014	$0.08	$16,686	May 15, 2014	June 2, 2014
Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013
	April 15, 2013	$0.08	$16,994	May 15, 2013	June 3, 2013

4. Inventories

Inventories consist of the following (in thousands):

	May 31, 2014	August 31, 2013
Raw materials	$1,058,748	$1,274,588
Work in process	458,519	526,476
Finished goods	343,968	317,652

	$1,861,235	$2,118,716

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $14.6 million and $6.6 million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2014, respectively. During the nine months ended May 31, 2014, the Company recorded a $38.4 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $0.7 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2014, respectively. The Company recorded $14.4 million and $47.6 million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2013, respectively. The Company recorded a tax (expense) benefit related to the stock-based compensation expense of $(0.4) million and $0.1 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2013, respectively.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2013 through May 31, 2014:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2013	12,011,073	7,857,127	$1,927	$26.31	1.95
Options canceled	2,312,274	(2,312,274)		$26.37
Restricted stock awards granted (1)	(3,615,405)	—
Options exercised	—	(26,703)		$19.25

Balance at May 31, 2014	10,707,942	5,518,150	$286	$26.33	1.78

Exercisable at May 31, 2014		5,518,150	$286	$26.33	1.78

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2013 through May 31, 2014:

	Shares	Weighted - Average Grant-Date Fair Value
Unvested balance at August 31, 2013	11,335,192	$17.15
Changes during the period
Shares granted (1)	4,277,679	$21.85
Shares vested	(5,023,982)	$15.35
Shares forfeited	(662,275)	$19.97

Unvested balance at May 31, 2014	9,926,614	$19.90

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the nine months ended May 31, 2014 and 2013, the Company awarded approximately 1.9 million and 2.0 million time-based restricted stock units, respectively, and 1.6 million and 1.7 million performance-based restricted stock units, respectively.

In connection with the sale of the AMS business, the vesting was accelerated for certain outstanding time-based restricted stock awards previously granted to AMS employees. As a result, 0.2 million awards vested during the three months ended May 31, 2014, which accelerated approximately $2.4 million of stock-based compensation expense, which is included in income from discontinued operations, net of tax, within the Condensed Consolidated Statements of Operations for the nine months ended May 31, 2014.

At May 31, 2014, there was $56.1 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2014, the Company’s five largest customers accounted for approximately 45% of its net revenue and 67 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

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

On April 1, 2014, the Company completed the sale of the AMS business (except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction), which was included in the DMS segment. Accordingly, for all periods presented, the results of operations of this business are classified as discontinued operations. See Note 2 – “Discontinued Operations” for further details.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, income (loss) from discontinued operations, gain on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following tables set forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net revenue
DMS	$1,610,293	$1,522,034	$5,154,712	$5,250,433
E&I	1,335,197	1,375,626	3,906,365	4,155,076
HVS	840,385	1,298,564	2,644,824	3,330,290

	$3,785,875	$4,196,224	$11,705,901	$12,735,799

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Segment income and reconciliation of income before income tax
DMS	$17,885	$85,955	$144,950	$290,982
E&I	26,011	30,844	95,206	96,883
HVS	1,453	41,762	25,752	94,984

Total segment income	45,349	158,561	265,908	482,849
Reconciling items:
Amortization of intangibles	5,679	2,221	18,180	6,591
Stock-based compensation expense and related charges	14,561	14,433	6,627	47,620
Restructuring and related charges	12,446	23,182	65,652	23,182
Distressed customer charges	11,371	—	15,113	—
Loss on disposal of subsidiaries	2,905	—	2,905	—
Impairment of notes receivable and related charges	—	25,597	—	25,597
Other expense	1,520	1,422	4,547	4,545
Interest income	(1,060)	(381)	(2,109)	(1,263)
Interest expense	32,107	30,709	97,270	89,464

(Loss) income from continuing operations before tax	$(34,180)	$61,378	$57,723	$287,113

	May 31, 2014	August 31, 2013
Total assets
DMS	$3,380,999	$3,580,133
E&I	1,011,219	1,118,347
HVS	802,992	1,031,911
Other non-allocated assets	3,003,122	2,879,439
Assets of discontinued operations	22,998	543,951

	$8,221,330	$9,153,781

As of May 31, 2014, the Company operates in 24 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 83.7% and 84.3% of net revenue during the three months and nine months ended May 31, 2014, respectively, compared to 86.1% and 86.5% of net revenue during the three months and nine months ended May 31, 2013, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2014 and August 31, 2013, are summarized below (in thousands):

	May 31, 2014	August 31, 2013
7.750% Senior Notes due 2016	$308,229	$306,940
8.250% Senior Notes due 2018	398,570	398,284
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities (a)	55,007	200,000
Borrowings under loans (b)	44,041	58,447
Capital lease obligations	31,517	35,372
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	5,043	6,823

Total notes payable, long-term debt and capital lease obligations	1,742,407	1,905,866
Less current installments of notes payable, long-term debt and capital lease obligations	69,886	215,448

Notes payable, long-term debt and capital lease obligations, less current installments	$1,672,521	$1,690,418

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $352.8 million, $476.8 million, $433.1 million and $499.4 million, respectively, at May 31, 2014. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	During the second quarter of fiscal year 2014, a foreign subsidiary of the Company entered into an uncommitted credit facility to finance its growth and any corresponding working capital needs. The credit facility provides for a revolving credit facility in the amount of up to $100.0 million with interest charged at a rate of LIBOR plus 1.7%.
(b)

During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At May 31, 2014, the VIE had approximately $40.0 million of total assets, of which approximately $39.1 million was comprised of a note receivable due from the Company, and approximately $39.3 million of total liabilities, of which approximately $39.2 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $39.2 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement, a committed trade accounts receivable sale program and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2014 and 2013, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $1.8 billion and $6.1 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2014, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $5.7 billion during the three months and nine months ended May 31, 2014, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods) and a deferred purchase price receivable. The Company sold $2.2 billion and $6.4 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2013, respectively. In exchange, the Company received cash proceeds of $1.7 billion and $5.9 billion during the three months and nine months ended May 31, 2013, respectively, (of which approximately $38.9 million represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers), and a deferred purchase price receivable. At May 31, 2014 and 2013, the net deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $409.3 million and $524.5 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $0.9 million and $2.8 million during the three months and nine months ended May 31, 2014, respectively, and approximately $1.1 million and $3.2 million during the three months and nine months ended May 31, 2013, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In April 2014, the factoring agreement was extended through September 30, 2014, at which time it is expected to automatically renew for an additional six-month period.

During the three months ended May 31, 2014, the Company sold no trade accounts receivable and received no cash proceeds, compared to $8.5 million trade accounts receivable sold and $8.5 million cash proceeds received during the three months ended May 31, 2013. During the nine months ended May 31, 2014, the Company sold $1.1 million of trade accounts receivable and received cash proceeds of $1.1 million, compared to $31.2 million trade accounts receivable sold and $31.2 million cash proceeds received during the nine months ended May 31, 2013. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and nine months ended May 31, 2014 and 2013 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with four separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. One $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The other $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is scheduled to expire on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. A $40.0 million uncommitted trade accounts receivable sale agreement, which the Company was previously party to, was terminated effective March 19, 2014.

During the three months and nine months ended May 31, 2014, the Company sold $0.4 billion and $1.3 billion of trade accounts receivable under these programs, respectively, compared to $0.5 billion and $1.9 billion during the three months and nine months ended May 31, 2013, respectively. In exchange, the Company received cash proceeds of $0.4 billion and $1.3 billion during the three months and nine months ended May 31, 2014, respectively, compared to $0.5 billion and $1.9 billion during the three months and nine months ended May 31, 2013, respectively. The resulting losses on the sales of trade accounts receivable during the three months and nine months ended May 31, 2014 and 2013 were not material.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2013 to May 31, 2014 (in thousands):

	Foreign currency translation adjustment	Derivative instruments	Actuarial loss	Prior service cost	Total
Balance at August 31, 2013	$125,594	$(5,050)	$(40,258)	$962	$81,248
Other comprehensive income before reclassifications	14,544	(2,939)	—	—	11,605
Amounts reclassified from accumulated other comprehensive income	(10,835)	6,286	(563)	—	(5,112)

Other comprehensive income	3,709	3,347	(563)	—	6,493

Balance at May 31, 2014	$129,303	$(1,703)	$(40,821)	$962	$87,741

The following table sets forth the amounts reclassified out of AOCI, net of tax, during the three months and nine months ended May 31, 2014 (in thousands):

Details about AOCI Components	Amounts Reclassified from AOCI during the three months ended May 31, 2014	Amounts Reclassified from AOCI during the nine months ended May 31, 2014	Affected Line Item in the Condensed Consolidated Statement of Operations
Gains (losses) on derivative instruments:
Forward foreign exchange contracts	$(939)	$(3,938)	Net revenue
Forward foreign exchange contracts	(655)	1,468	Cost of revenue
Forward foreign exchange contracts	(22)	(276)	Selling, general and administrative
Forward foreign exchange contracts	(90)	(577)	Income from discontinued operations, net of tax
Interest rate swap	(1,010)	(2,963)	Interest expense

Total loss on derivative instruments	$(2,716)	$(6,286)

Foreign currency translation adjustments	10,835	10,835	Gain on sale of discontinued operations, net of tax
Actuarial gain	563	563	Gain on sale of discontinued operations, net of tax

Total reclassified	$8,682	$5,112

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and nine months ended May 31, 2014 and 2013 (in thousands):

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Service cost	$314	$420	$935	$1,299
Interest cost	1,726	1,462	5,094	4,505
Expected long-term return on plan assets	(1,562)	(1,262)	(4,600)	(3,896)
Amortization of prior service cost	(62)	(6)	(185)	(19)
Recognized actuarial loss	666	612	1,975	1,861

Net periodic benefit cost	$1,082	$1,226	$3,219	$3,750

During the nine months ended May 31, 2014, the Company made contributions of approximately $3.1 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.6 million and $4.4 million to its funded pension plans during fiscal year 2014.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $429.4 million and $565.0 million at May 31, 2014 and August 31, 2013, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2014 and February 28, 2015.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2014 and August 31, 2013 was $899.0 million and $1.2 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2014, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$3,034	$—	$3,034
Liabilities:
Forward foreign exchange contracts	—	(6,702)	—	(6,702)

Total	$—	$(3,668)	$—	$(3,668)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2014 and August 31, 2013 (in thousands):

	Fair Values of Derivative Instrument At May 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,247	Accrued expenses	$3,077
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,787	Accrued expenses	$3,625

	Fair Values of Derivative Instruments At August 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,357	Accrued expenses	$3,740
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,104	Accrued expenses	$4,645

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the nine months ended May 31, 2014 and 2013 (in thousands).

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2014	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(2,778)	Net revenue	$(3,938)	Net revenue	$32
Forward foreign exchange contracts	$364	Cost of revenue	$1,468	Cost of revenue	$3,784
Forward foreign exchange contracts	$51	Selling, general and administrative	$(276)	Selling, general and administrative	$137
Forward foreign exchange contracts	$(576)	Income from discontinued operations, net of tax	$(577)	Income from discontinued operations, net of tax	$332

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(522)	Net revenue	$(1,144)	Net revenue	$162
Forward foreign exchange contracts	$4,858	Cost of revenue	$4,253	Cost of frevenue	$5,370
Forward foreign exchange contracts	$(137)	Selling, general and administrative	$217	Selling, general and administrative	$201
Forward foreign exchange contracts	$(335)	Income from discontinued operations, net of tax	$(138)	Income from discontinued operations, net of tax	$403

As of May 31, 2014, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $1.9 million from the amounts recorded in AOCI as the hedged item affects earnings.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the nine months ended May 31, 2014 and 2013 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Nine Months Ended May 31, 2014
Forward foreign exchange contracts	Cost of revenue	$(2,595)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Nine Months Ended May 31, 2013
Forward foreign exchange contracts	Cost of revenue	$(6,243)

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.8 million in amortization as a reduction to interest expense during the nine months ended May 31, 2014. At May 31, 2014, the unamortized hedge accounting adjustment recorded is $5.0 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the nine months ended May 31, 2014 and 2013 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2014	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(2,963)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(2,963)	Interest expense	$—

As of May 31, 2014, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the hedged item affects earnings.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Nine months ended May 31, 2014
Accumulated other comprehensive loss, August 31, 2013	$(5,050)
Change in fair value of derivative instruments	(2,939)
Reclassification of net losses realized and included in net income related to derivative instruments	6,286

Accumulated other comprehensive loss, May 31, 2014	$(1,703)

Nine months ended May 31, 2013
Accumulated other comprehensive loss, August 31, 2012	$(7,153)
Change in fair value of derivative instruments	3,864
Reclassification of net gains realized and included in net income related to derivative instruments	(224)

Accumulated other comprehensive loss, May 31, 2013	$(3,513)

13. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors during the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”), the Company recorded a $0.2 million reversal and charged $42.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2014, respectively. The 2014 Restructuring Plan is intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the nine months ended May 31, 2014 include cash costs of $16.4 million related to employee severance and benefit costs, $1.7 million related to lease costs and $1.5 million of other related costs, as well as non-cash costs of $22.7 million related to asset write off costs. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the HVS reportable segment.

The Company currently expects to recognize approximately $42.3 million to $70.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal year 2014 under the 2014 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit costs and asset write-offs. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized, but are expected to be complete as of August 31, 2014. Much of the 2014 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2014 Restructuring Plan during the three months and nine months ended May 31, 2014 (in thousands):

2014 Restructuring Plan – Three Months Ended May 31, 2014

	Liability Balance at February 28, 2014	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$3,417	$(23)	$(51)	$(2,621)	$722
Lease costs	1,381	—	(116)	(1,265)	—
Asset write off costs	—	(159)	159	—	—
Other related costs	1,336	14	27	(1,355)	22

Total	$6,134	$(168)	$19	$(5,241)	$744

2014 Restructuring Plan – Nine Months Ended May 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$—	$16,350	$12	$(15,640)	$722
Lease costs	—	1,738	(116)	(1,622)	—
Asset write off costs	—	22,725	(22,725)	—	—
Other related costs	—	1,507	—	(1,485)	22

Total	$—	$42,320	$(22,829)	$(18,747)	$744

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $12.6 million and $23.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2014, respectively, compared to $23.2 million during the three months and nine months ended May 31, 2013. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and nine months ended May 31, 2014 include cash costs of $6.8 million and $14.5 million related to employee severance and benefit costs, respectively, $0.0 and $0.4 million related to lease costs, respectively, and $0.5 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $5.3 million and $7.3 million, respectively, related to asset write off costs. The restructuring and related charges during the three months and nine months ended May 31, 2013 include cash costs of $17.6 million related to employee severance and benefit costs and non-cash costs of $5.6 million related to asset write-off costs.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $103.8 million of restructuring and related costs have been recognized. Of the $103.8 million recognized to date, $31.6 million was allocated to the DMS segment, $54.1 million was allocated to the E&I segment, $13.3 million was allocated to the HVS segment and $4.8 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that are payable over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and nine months ended May 31, 2014 and 2013 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2014

	Liability Balance at February 28, 2014	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$53,597	$6,844	$(446)	$(10,301)	$49,694
Lease costs	362	—	—	(346)	16
Asset write off costs	—	5,277	(5,277)	—	—
Other related costs	66	493	21	(215)	365

Total	$54,025	$12,614	$(5,702)	$(10,862)	$50,075

2013 Restructuring Plan – Nine Months Ended May 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$55,188	$14,529	$1,484	$(21,507)	$49,694
Lease costs	251	387	—	(622)	16
Asset write off costs	—	7,290	(7,290)	—	—
Other related costs	—	1,126	21	(782)	365

Total	$55,439	$23,332	$(5,785)	$(22,911)	$50,075

2013 Restructuring Plan – Three Months and Nine Months Ended May 31, 2013

	Liability Balance at September 1, 2012 and February 28, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2013
Employee severance and benefit costs	$—	$17,571	$(80)	$(10,275)	$7,216
Asset write off costs	—	5,611	(5,611)	—	—

Total	$—	$23,182	$(5,691)	$(10,275)	$7,216

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2014 and 2013 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2014

	Liability Balance at February 28, 2014	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2014
DMS	$16,851	$3,813	$(2,380)	$(4,984)	$13,300
E&I	33,695	6,538	(3,434)	(3,749)	33,050
HVS	3,301	1,706	112	(1,394)	3,725
Other	178	557	—	(735)	—

Total	$54,025	$12,614	$(5,702)	$(10,862)	$50,075

2013 Restructuring Plan – Nine Months Ended May 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2014
DMS	$9,818	$18,596	$(4,325)	$(10,789)	$13,300
E&I	40,603	(199)	(1,705)	(5,649)	33,050
HVS	4,985	2,674	245	(4,179)	3,725
Other	33	2,261	—	(2,294)	—

Total	$55,439	$23,332	$(5,785)	$(22,911)	$50,075

2013 Restructuring Plan – Three Months and Nine Months Ended May 31, 2013

	Liability Balance at September 1, 2012 and February 28, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2013
DMS	$—	$2,737	$—	$(1,577)	$1,160
E&I	—	14,988	(5,605)	(5,231)	4,152
HVS	—	3,065	(86)	(1,259)	1,720
Other	—	2,392	—	(2,208)	184

Total	$—	$23,182	$(5,691)	$(10,275)	$7,216

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

The acquisition of Nypro has been accounted for as a business combination using the acquisition method of accounting. The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is considered preliminary pending final valuation by the Company for intangible assets and tax adjustments.

	As reported at August 31, 2013	Adjustments	May 31, 2014
Cash	$77,384	$(12)(a)	$77,372
Other current assets	343,446	(648)(a)	342,798
Property, plant and equipment	282,599	(5,984)(b)	276,615
Intangible assets	196,800	7,800 (b)	204,600
Goodwill	335,871	18,821 (c)	354,692
Other assets	28,304	(1,745)(a)	26,559
Current liabilities	(322,397)	(361)(a)	(322,758)
Long-term deferred tax liability	(153,030)	(15,810)(a)	(168,840)
Other liabilities	(72,906)	3,628 (a)	(69,278)
Noncontrolling interests	(36,548)	(5,689)(b)	(42,237)

Net assets acquired	$679,523	$—	$679,523

(a)	Adjustment related to the fair value of identifiable assets and liabilities
(b)	Adjustment based on final valuation results
(c)	Adjustment based on provisional amounts in (a) and (b)

The $204.6 million of acquired intangible assets includes $81.0 million assigned to customer relationships with an assigned useful life of up to 15 years, $51.2 million assigned to intellectual property with an assigned useful life of up to 8 years and $72.4 million assigned to an indefinite-lived trade name.

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $354.7 million was recorded to goodwill and was assigned fully to the DMS reportable segment. The goodwill is not expected to be deductible for tax purposes.

15. New Accounting Guidance

a. Recently Adopted Accounting Guidance

During the fourth quarter of fiscal year 2012, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. An entity no longer will be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance became effective for the Company for the annual and interim indefinite-lived intangible asset impairment tests performed for fiscal year 2014. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

In April 2014, the FASB issued new accounting guidance that changes the criteria for reporting a discontinued operation. Additionally, the new guidance requires expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company has elected early adoption for disposals that occurred in the third quarter of fiscal year 2014 and that have not been reported in financial statements previously issued. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

In May 2014, the FASB issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard is effective for the Company in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard and management is currently evaluating which transition approach to use. The Company is currently in the process of assessing what impact this new standard may have on its Condensed Consolidated Financial Statements.

16. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and nine months ended May 31, 2014 and 2013 due to the mix of earnings from more income in high tax-rate jurisdictions and losses in tax jurisdictions with existing valuation allowances. The effective tax rate was driven higher during these periods primarily due to restructuring costs with minimal related tax benefit. The effective tax rate was driven lower during these periods primarily due to: (a) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform during the second quarter of fiscal year 2014; (d) a partial valuation allowance release related to the U.S. deferred tax assets during the first quarter of fiscal year 2014; and (e) the reversal of an existing valuation allowance during the third quarter of fiscal year 2013. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

For the nine months ended May 31, 2014, the Company recorded out-of-period adjustments that increased net income from continuing operations by approximately $18.0 million, which related to fiscal year 2013 income tax benefit adjustments occurring in fiscal year 2014, reducing income tax expense. The Company assessed and concluded that these adjustments are not material to either the consolidated quarterly or annual financial statements for all impacted periods.

17. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2014 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, healthcare, industrial, instrumentation, medical, networking, packaging, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the nine months ended May 31, 2014, our largest customers currently include Apple, Inc., BlackBerry Limited (as discussed elsewhere in this Quarterly Report on Form 10-Q, we are currently in the process of disengaging from this customer), Cisco Systems, Inc., Ericsson, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation, NetApp, Inc., Valeo and Zebra. During the nine months ended May 31, 2014, we had net revenues of approximately $11.7 billion and net income attributable to Jabil Circuit, Inc. of approximately $267.5 million.

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

Summary of Results

The following table sets forth, for the three month and nine month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net revenue	$3,785,875	$4,196,224	$11,705,901	$12,735,799
Gross profit	$215,950	$297,572	$763,351	$898,348
Operating (loss) income	$(1,613)	$93,128	$157,431	$379,859
Net income attributable to Jabil Circuit, Inc.	$188,255	$50,083	$267,510	$244,463
Net earnings per share — basic	$0.93	$0.25	$1.31	$1.20
Net earnings per share — diluted	$0.93	$0.24	$1.30	$1.18
Cash dividend per share — declared	$0.08	$0.08	$0.24	$0.24

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013
Sales cycle	3 days	7 days	3 days	1 day
Inventory turns (annualized)	8 turns	7 turns	8 turns	8 turns
Days in accounts receivable	24 days	24 days	27 days	23 days
Days in inventory	47 days	49 days	45 days	46 days
Days in accounts payable	68 days	66 days	69 days	68 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2014, days in accounts receivable remained consistent compared to the prior quarter at 24 days. During the three months ended May 31, 2014, days in inventory decreased two days to 47 days as compared to the prior sequential quarter due to a continued focus on inventory management. During the three months ended May 31, 2014, days in accounts payable increased two days to 68 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was three days during the three months ended May 31, 2014. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 15 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.3%	92.9%	93.4%	92.9%

Gross profit	5.7%	7.1%	6.6%	7.1%
Operating expenses:
Selling, general and administrative	5.0%	3.5%	4.3%	3.5%
Research and development	0.2%	0.2%	0.2%	0.2%
Amortization of intangibles	0.2%	0.1%	0.2%	0.1%
Restructuring and related charges	0.3%	0.6%	0.6%	0.2%
Loss on disposal of subsidiaries	0.1%	—	0.0%	—
Impairment of notes receivable and related charges	—	0.6%	—	0.2%

Operating (loss) income	(0.1)%	2.1%	1.3%	2.9%
Other expense	0.0%	0.0%	0.0%	0.0%
Interest income	(0.0)%	(0.0)%	(0.0)%	(0.0)%
Interest expense	0.8%	0.7%	0.8%	0.7%

(Loss) income from continuing operations before tax	(0.9)%	1.4%	0.5%	2.2%
Income tax expense	0.5%	0.5%	0.3%	0.6%

(Loss) income from continuing operations, net of tax	(1.4)%	0.9%	0.2%	1.6%

Discontinued operations:
Income from discontinued operations, net of tax	0.1%	0.2%	0.2%	0.2%
Gain on sale of discontinued operations, net of tax	6.3%	—	2.0%	—

Discontinued operations, net of tax	6.4%	0.2%	2.2%	0.2%

Net income	5.0%	1.1%	2.4%	1.8%
Net income (loss) attributable to noncontrolling interests, net of tax	0.0%	(0.0)%	0.0%	(0.0)%

Net income attributable to Jabil Circuit, Inc.	5.0%	1.1%	2.4%	1.8%

The Three Months and Nine Months Ended May 31, 2014, Compared to the Three Months and Nine Months Ended May 31, 2013

Net Revenue. Net revenue decreased 9.8% to $3.8 billion during the three months ended May 31, 2014, compared to $4.2 billion during the three months ended May 31, 2013. Specific decreases include a 35% decrease in the sale of High Velocity Systems (“HVS”) products due principally to reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited and a 3% decrease in the sale of Enterprise & Infrastructure (“E&I”) products due to the continued decline in enterprise and infrastructure spending which was partially offset by strength in our telecom business. These decreases were partially offset by a 6% increase in the sale of Diversified Manufacturing Services (“DMS”) products due to increased revenue from new customers as a result of the Nypro acquisition and increased revenue from our industrial and instrumentation businesses, which were partially offset by decreased revenue as a result of reduced production levels due to weakened end user product demand within specialized services.

Net revenue decreased 8.1% to $11.7 billion during the nine months ended May 31, 2014, compared to $12.7 billion during the nine months ended May 31, 2013. Specific decreases include a 21% decrease in the sale of HVS products due principally to reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited, a 6% decrease in the sale of E&I products due to the continued decline in enterprise and infrastructure spending which was partially offset by strength in our telecom business and a 2% decrease in the sale of DMS products as a result of reduced production levels due to weakened end user product demand within specialized services which was partially offset by both increased revenue from new customers as a result of the Nypro acquisition and increased revenue from our industrial and instrumentation businesses.

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

On April 1, 2014, we completed the sale of the AMS business (except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction), which was included in the DMS segment. Accordingly, the results of operations of this business are classified as discontinued operations. See Note 2 – “Discontinued Operations” to the Condensed Consolidated Financial Statements for further details.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
DMS	43%	36%	44%	41%
E&I	35%	33%	33%	33%
HVS	22%	31%	23%	26%

Total	100%	100%	100%	100%

Foreign source revenue represented 83.7% and 84.3% of our net revenue during the three months and nine months ended May 31, 2014, respectively, compared to 86.1% and 86.5% of our net revenue during the three months and nine months ended May 31, 2013, respectively. We currently expect our foreign source revenue to increase as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit decreased to $216.0 million (5.7% of net revenue) and $763.4 million (6.6% of net revenue) during the three months and nine months ended May 31, 2014, respectively, compared to $297.6 million (7.1% of net revenue) and $898.3 million (7.1% of net revenue) during the three months and nine months ended May 31, 2013, respectively. The decrease in gross profit is due to our revenues from existing customers decreasing at a higher rate than certain of our fixed costs, partially offset by increased revenue from new customers.

Selling, General and Administrative. Selling, general and administrative expenses increased to $190.8 million (5.0% of net revenue) and $497.8 million (4.3% of net revenue) during the three months and nine months ended May 31, 2014, respectively, compared to $147.0 million (3.5% of net revenue) and $441.8 million (3.5% of net revenue) during the three months and nine months ended May 31, 2013, respectively. The increases during the three months and nine months ended May 31, 2014 as compared to the three months and nine months ended May 31, 2013 were primarily the result of an increase to incremental selling, general and administrative expense resulting from the acquisition of Nypro, which tends to generate a higher amount of selling, general and administrative expenses on a relative basis than our other operations, during the fourth quarter of fiscal year 2013. The increase during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013 was partially offset by a decrease to selling, general and administrative expense resulting from a $38.4 million reversal to stock-based compensation expense during the first quarter of fiscal year 2014 due to decreased expectations for the vesting of certain restricted stock awards.

Research and Development. Research and development expenses remained relatively consistent over the prior period at $5.7 million (0.2% of net revenue) and $21.4 million (0.2% of net revenue) during the three months and nine months ended May 31, 2014, respectively, compared to $6.5 million (0.2% of net revenue) and $21.3 million (0.2% of net revenue) during the three months and nine months ended May 31, 2013, respectively.

Amortization of Intangibles. Amortization of intangible assets increased to $5.7 million and $18.2 million during the three months and nine months ended May 31, 2014, respectively, compared to $2.2 million and $6.6 million during the three months and nine months ended May 31, 2013, respectively. The increase was primarily attributable to amortization expense associated with the definite lived intangible assets acquired in connection with the acquisition of Nypro.

Restructuring and Related Charges.

a. 2014 Restructuring Plan

In conjunction with the 2014 Restructuring Plan, we recorded a $0.2 million reversal and charged $42.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2014, respectively. The 2014 Restructuring Plan is intended to address the termination of our business relationship with Blackberry Limited. The restructuring and related charges during the nine months ended May 31, 2014 include cash costs of $16.4 million related to employee severance and benefit costs, $1.7 million related to lease costs and $1.5 million of other related costs, as well as non-cash costs of $22.7 million related to asset write off costs.

At May 31, 2014, accrued liabilities of approximately $0.7 million related to the 2014 Restructuring Plan are expected to be paid over the next twelve months. During the three months and nine months ended May 31, 2014, $5.2 million and $18.7 million, respectively, was paid relating to the 2014 Restructuring Plan.

We currently expect to recognize approximately $42.3 million to $70.0 million in pre-tax restructuring and other related costs over the course of fiscal year 2014 under the 2014 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit costs and asset write offs. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized, but are expected to be complete as of August 31, 2014. Much of the 2014 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2014 Restructuring Plan is expected to yield annualized cost savings in the range of $10.0 million to $25.0 million on a net basis after taking into account potential future BlackBerry Limited revenues that will not be earned due to the termination of our business relationship. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue. We began to realize a portion of these cost savings in the second quarter of fiscal year 2014 and we are still evaluating the full effect of the cost savings and any cost savings offsets.

b. 2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $12.6 million and $23.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2014, respectively, compared to $23.2 million during the three months and nine months ended May 31, 2013. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and nine months ended May 31, 2014 include cash costs of $6.8 million and $14.5 million related to employee severance and benefit costs, respectively, $0.0 and $0.4 million related to lease costs, respectively, and $0.5 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $5.3 million and $7.3 million, respectively, related to asset write off costs. The restructuring and related charges during the three months and nine months ended May 31, 2013 include cash costs of $17.6 million related to employee severance and benefit costs and non-cash costs of $5.6 million related to asset write-off costs.

At May 31, 2014, accrued liabilities of approximately $50.1 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months. During the three months and nine months ended May 31, 2014, $10.9 million and $22.9 million, respectively, was paid relating to the 2013 Restructuring Plan.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. While we expect the total amount of pre-tax restructuring and other related costs will be $179.0 million, we can only provide estimate ranges for certain of the major types of costs associated with the action: $123.0 million to $143.0 million of employee severance and benefit costs; $28.0 million to $48.0 million of asset write-off costs; $3.0 million of contract termination costs and $5.0 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $103.8 million of restructuring and related costs have been recognized. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that will be payable over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

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

Other Expense. Other expense remained relatively consistent at $1.5 million and $4.5 million during the three months and nine months ended May 31, 2014, respectively, compared to $1.4 million and $4.5 million during the three months and nine months ended May 31, 2013, respectively.

Interest Income. We recorded interest income of $1.1 million and $2.1 million during the three months and nine months ended May 31, 2014, respectively, compared to $0.4 million and $1.3 million during the three months and nine months ended May 31, 2013, respectively. The increase was primarily due to dividends (which are treated as interest income) on the Senior Non-Convertible Cumulative Preferred Stock received in connection with the sale of the AMS business on April 1, 2014.

Interest Expense. We recorded interest expense of $32.1 million and $97.3 million during the three months and nine months ended May 31, 2014, respectively, compared to $30.7 million and $89.5 million during the three months and nine months ended May 31, 2013, respectively. The increase was primarily due to increased borrowings associated with our five year unsecured credit facility amended as of March 19, 2012 (the “Amended and Restated Credit Facility”).

Income Tax Expense. Income tax expense reflects an effective tax rate of (54.7)% and 70.9% during the three months and nine months ended May 31, 2014, respectively, as compared to an effective tax rate of 36.1% and 28.3% during the three months and nine months ended May 31, 2013, respectively.

The effective tax rate for the three months ended May 31, 2014 decreased from the effective tax rate for the three months ended May 31, 2013 primarily due to the overall loss from continuing operations despite having income in certain high tax-rate jurisdictions. The losses primarily occurred in tax jurisdictions in which little tax benefit has been recorded due to existing valuation allowances. This effective tax rate decrease was partially offset by decreases in income in low tax-rate jurisdictions that had no related tax benefit and the reversal of an existing valuation allowance during fiscal year 2013.

The effective tax rate for the nine months ended May 31, 2014 increased from the effective tax rate for the nine months ended May 31, 2013 primarily due to the decrease in income from continuing operations in low tax-rate jurisdictions that had no related tax benefit, restructuring costs with minimal related tax benefit, and the reversal of an existing valuation allowance during fiscal year 2013. This effective tax rate increase was partially offset by a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform and a partial valuation allowance release related to the U.S. deferred tax assets during fiscal year 2014.

For the nine months ended May 31, 2014, we recorded out-of-period adjustments that increased net income from continuing operations by approximately $18.0 million, which related to fiscal year 2013 income tax benefit adjustments occurring in fiscal year 2014, reducing income tax expense. We assessed and concluded that these adjustments are not material to either the consolidated quarterly or annual financial statements for all impacted periods.

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and nine months ended May 31, 2014 and 2013 due to the mix of earnings from more income in high tax-rate jurisdictions and losses in tax jurisdictions with existing valuation allowances. The effective tax rate was driven higher during these periods primarily due to restructuring costs with minimal related tax benefit. The effective tax rate was driven lower during these periods primarily due to: (a) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform during the second quarter of fiscal year 2014; (d) a partial valuation allowance release related to the U.S. deferred tax assets during the first quarter of fiscal year 2014; and (e) the reversal of an existing valuation allowance during the third quarter of fiscal year 2013. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, income (loss) from discontinued operations, gain on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Nine months ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Operating (loss) income (U.S. GAAP)	$(1,613)	$93,128	$157,431	$379,859
Amortization of intangibles	5,679	2,221	18,180	6,591
Stock-based compensation expense and related charges	14,561	14,433	6,627	47,620
Restructuring and related charges	12,446	23,182	65,652	23,182
Distressed customer charges	11,371	—	15,113	—
Loss on disposal of subsidiaries	2,905	—	2,905	—
Impairment of notes receivable and related charges	—	25,597	—	25,597

Core operating income (Non-U.S. GAAP)	$45,349	$158,561	$265,908	$482,849

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$188,255	$50,083	$267,510	$244,463
Amortization of intangibles, net of tax	5,661	1,975	15,084	6,342
Stock-based compensation expense and related charges, net of tax	14,298	14,806	5,884	47,587
Restructuring and related charges, net of tax	9,862	21,977	55,443	21,977
Distressed customer charges, net of tax	8,889	—	11,234	—
Acquisition costs and certain purchase accounting adjustments, net of tax (a)	—	—	(9,064)	—
Loss on disposal of subsidiaries, net of tax	2,905	—	2,905	—
Impairment of notes receivable and related charges, net of tax	—	19,747	—	19,747
Income from discontinued operations, net of tax	(2,699)	(10,379)	(21,515)	(37,505)
Gain on sale of discontinued operations, net of tax	(238,497)	—	(229,542)	—

Core (loss) earnings (Non-U.S. GAAP)	$(11,326)	$98,209	$97,939	$302,611

Earnings per share: (U.S. GAAP)
Basic	$0.93	$0.25	$1.31	$1.20

Diluted	$0.93	$0.24	$1.30	$1.18

Core (loss) earnings per share: (Non-U.S. GAAP)
Basic	$(0.06)	$0.48	$0.48	$1.49

Diluted	$(0.06)	$0.47	$0.48	$1.46

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP and Non-U.S. GAAP):
Basic	202,008	202,648	203,995	203,142

Diluted	202,008	207,569	205,699	207,540

(a)	This tax benefit relates to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income decreased 71.4% to $45.3 million and 44.9% to $265.9 million during the three months and nine months ended May 31, 2014, respectively, compared to $158.6 million and $482.8 million during the three months and nine months ended May 31, 2013, respectively. Core (loss) earnings decreased 111.5% to $(11.3) million and 67.6% to $97.9 million during the three months and nine months ended May 31, 2014, respectively, compared to $98.2 million and $302.6 million for the three months and nine months ended May 31, 2013, respectively. These decreases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months and Nine Months Ended May 31, 2014, Compared to the Three Months and Nine Months Ended May 31, 2013.”

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

Liquidity and Capital Resources

At May 31, 2014, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our committed and uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the nine months ended May 31, 2014 and 2013 (in thousands):

	Nine months ended
	May 31, 2014	May 31, 2013
Net cash provided by operating activities	$409,388	$809,681
Net cash provided by (used in) investing activities	270,848	(454,323)
Net cash used in financing activities	(374,466)	(205,137)
Effect of exchange rate changes on cash and cash equivalents	5,123	(15,751)

Net increase in cash and cash equivalents	$310,893	$134,470

Net cash provided by operating activities during the nine months ended May 31, 2014 was approximately $409.4 million. This resulted primarily from net income of $267.9 million, $366.6 million in non-cash depreciation and amortization expense, a $315.3 million decrease in inventories, a $269.9 million decrease in prepaid expenses and other current assets and a $102.7 million decrease in accounts receivable; which were partially offset by a $666.8 million decrease in accounts payable and accrued expense and $239.3 million in non-cash gain on sale of discontinued operations. The decrease in inventories was primarily a result of a continued focus on inventory management coupled with lower sales levels. The decrease in prepaid expenses and other current assets was primarily due to decreases in the deferred purchase price receivable under our asset-backed securitization programs due to lower levels of sales and the timing of cash funding provided by the unaffiliated conduits and financial institutions as well as decreases in advance deposits. The decrease in accounts receivable was primarily driven by the timing of sales and collections activity coupled with lower sales levels. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as decreased salary and salary related expenses associated with headcount reductions.

Net cash provided by investing activities during the nine months ended May 31, 2014 was $270.8 million. This consisted primarily of $544.5 million in proceeds from the sale of AMS and $141.1 million in proceeds from the sale of property, plant and equipment, which included a one-time sale of approximately $121.9 million of equipment to a customer who allowed the equipment to remain on our premises on consignment; which were partially offset by capital expenditures of $414.7 million principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the nine months ended May 31, 2014 was $374.5 million. This resulted from our receipt of approximately $5.2 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $5.1 billion of borrowings under the Amended and Restated Credit Facility. This was offset by repayments in an aggregate amount of approximately $5.3 billion, which primarily included an aggregate of $5.3 billion of repayments under the Amended and Restated Credit Facility. In addition, during the nine months ended May 31, 2014, we paid $129.1 million, including commissions, to repurchase 7,326,673 of our common shares, we paid $52.2 million in dividends to stockholders and we paid $34.2 million to the IRS or 1,561,171 of our common shares on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $34.2 million of employee-owned common stock related to this vesting).

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

Also, as described in Note 2 – “Discontinued Operations” to the Condensed Consolidated Financial Statements, on April 1, 2014, we completed the sale of our AMS business (except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction) for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. As a result of the sale, we have additional funds to finance certain of our needs.

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

In connection with our asset-backed securitization programs, at May 31, 2014, we had sold $758.4 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $349.1 million, and a deferred purchase price receivable. At May 31, 2014, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $409.3 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In April 2014, the factoring agreement was extended through September 30, 2014, at which time it is expected to automatically renew for an additional six-month period.

During the three months ended May 31, 2014, we sold no trade accounts receivable and received no cash proceeds under the factoring agreement. During the nine months ended May 31, 2014, we sold $1.1 million of trade accounts receivable and received cash proceeds of $1.1 million under the factoring agreement.

c. Trade Accounts Receivable Sale Programs

In connection with four separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. One $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The other $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is scheduled to expire on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. A $40.0 million uncommitted trade accounts receivable sale agreement, which we were previously party to, was terminated effective March 19, 2014.

During the three months and nine months ended May 31, 2014, we sold $0.4 billion and $1.3 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.4 billion and $1.3 billion during the three months and nine months ended May 31, 2014, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2014 and August 31, 2013, are summarized below (in thousands):

	May 31, 2014	August 31, 2013
7.750% Senior Notes due 2016	$308,229	$306,940
8.250% Senior Notes due 2018	398,570	398,284
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	55,007	200,000
Borrowings under loans	44,041	58,447
Capital lease obligations	31,517	35,372
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	5,043	6,823

Total notes payable, long-term debt and capital lease obligations	1,742,407	1,905,866
Less current installments of notes payable, long-term debt and capital lease obligations	69,886	215,448

Notes payable, long-term debt and capital lease obligations, less current installments	$1,672,521	$1,690,418

At May 31, 2014 and August 31, 2013, we were in compliance with all covenants under the Amended and Restated Credit Facility and our asset-backed securitization programs.

Uses

On October 17, 2013, January 22, 2014 and April 17, 2014, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2013, February 14, 2014 and May 15, 2014, respectively. Of the total cash dividend declared on October 17, 2013 of $17.2 million, $16.5 million was paid on December 2, 2013. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 22, 2014 of $17.0 million, $16.3 million was paid on March 3, 2014. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on April 17, 2014 of $16.7 million, $16.0 million was paid on June 2, 2014. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In December 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common shares during the twelve month period following their authorization. We repurchased 7,326,673 shares during the second and third quarters of fiscal year 2014 utilizing approximately $129.1 million of the $200.0 million authorized by our Board of Directors.

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

At May 31, 2014, we had approximately $1.3 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $971.4 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

As of May 31, 2014, however, we intend to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $240.0 million to our U.S. operations. Therefore, we recorded a deferred tax liability of approximately $58.6 million based on the anticipated U.S. income taxes of the repatriation. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $300.0 million to $350.0 million, principally for maintenance levels of machinery and equipment, information technology infrastructure upgrades and investments to support ongoing growth in our DMS operations. We believe that our level of resources, which include cash on hand (recently increased due to our receipt of proceeds from the sale of our AMS business on April 1, 2014), available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and committed trade accounts receivable sale program and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 21, 2014, and our $200.0 million foreign asset-backed securitization program is scheduled to expire on May 15, 2015, and we may be unable to renew either of these. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. One $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The other $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2014. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is scheduled to expire on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. A $40.0 million uncommitted trade accounts receivable sale agreement, which we were previously party to, was terminated effective March 19, 2014. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of May 31, 2014 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,737,364	$69,886	$340,854	$400,942	$925,682
Future interest on notes payable, long-term debt and capital lease obligations (b)	581,122	106,899	191,440	155,269	127,514
Operating lease obligations	383,568	82,721	124,172	69,779	106,896
Non-cancelable purchase order obligations (c)	103,047	101,300	1,747	—	—
Pension and postretirement contributions and payments (d)	14,195	4,568	1,424	2,175	6,028
Capital commitments (e)	900	900	—	—	—

Total contractual cash obligations (f)	$2,820,196	$366,274	$659,637	$628,165	$1,166,120

(a)	The above table excludes a $5.0 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable, long-term debt and capital lease obligations pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates based on May 31, 2014 interest rates to determine the value of these future interest payments.
(c)	Consists of purchase commitments entered into as of May 31, 2014 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized three month period following the third quarter of fiscal year 2014 and the expected benefit payments for unfunded pension and postretirement plans through 2023. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $9.1 million as of May 31, 2014.
(f)	At May 31, 2014, we have $3.2 million and $89.2 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At May 31, 2014, except for certain foreign currency contracts with a notional amount outstanding of $429.4 million and a fair value of $1.2 million recorded in prepaid expenses and other current assets and $3.1 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at May 31, 2014 that do not qualify as accounting hedges was $899.0 million. The fair value of these contracts amounted to a $1.8 million asset recorded in prepaid expenses and other current assets and a $3.6 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with nine months being the maximum term of the contracts outstanding at May 31, 2014. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of May 31, 2014, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2014, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At May 31, 2014, the hedge accounting adjustment recorded is $5.0 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $55.0 million in borrowings outstanding under these facilities at May 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2014, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On July 1, 2013, we acquired Nypro. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of May 31, 2014 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Nypro and the entities that it directly or indirectly owns represent 15.3% of our total consolidated assets at May 31, 2014 and net revenue generated by Nypro and the entities that it directly or indirectly owns subsequent to the date of acquisition represent 8.0% and 7.7% of our consolidated net revenue for the three months and nine months ended May 31, 2014, respectively. As part of our acquisition of Nypro we continue to evaluate Nypro’s internal controls over financial reporting. From the acquisition date to May 31, 2014, the processes and systems of Nypro’s acquired operations did not significantly impact our internal control over financial reporting.

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

During the nine months ended May 31, 2014, our five largest customers accounted for approximately 45% of our net revenue and 67 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of certain of our customers and the business we currently do with those customers and may do in the future for those customers, this dependence may increase in the future. If any of those customers experience a decline in the demand (anticipated or unanticipated) for one or more of their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, risks which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) can result in one or more of the following adverse effects: a decline in revenue; less revenue to absorb fixed costs and overhead; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days in inventory and an increase in days in accounts receivable. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification liability. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand (anticipated or unanticipated), the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

Factors affecting the industries that utilize our services in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	recessionary periods in our customers’ markets, as well as in the global economy in general;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which may contribute to short product life cycles or shifts in our customers’ strategies;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	the potential that our customers’ products become commoditized or obsolete;

•	the failure of our customers’ products to gain widespread commercial acceptance;

•	increased competition among our customers and their respective competitors which may result in a loss of business or a reduction in pricing power for our customers; and

•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

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

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers for any of their products and we continue to experience reduced lead-times in customer orders. Customers have previously canceled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons with respect to one or more of their products, and may do one or more of these in the future. Such changes, delays and cancellations have led to, and may lead in the future to, a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has resulted in, and could result in future additional, write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value. These risks, although we attempt to negotiate contractual language with our customers to avoid or mitigate them, may be exacerbated when the inventory is for a specific product that represents a significant amount of our revenue.

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

The introduction of programs requiring implementation of new business models or competencies, including new process technology within our operations and our independent development of new products or services for customers, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. Due to these start-up investments, the early stages of these types of programs can be less efficient, and less profitable, than those of mature programs and/or programs developed in collaboration with customers. We may not meet our customers’ expectations or otherwise execute properly, timely, or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. While we attempt to negotiate contractual remedies to avoid or mitigate these costs or losses, we are not always successful. Also, in certain instances, a customer contract does not exist or its language does not cover a particular situation, so we have to rely on non-contractual legal remedies. In these situations, we must negotiate a manner to address the situation as costs or losses occur with the potential to lose customers and/or revenue. In addition, as we have experienced on occasion, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity, which could lead to significant unrecovered costs for us. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies, an area of increasing activity for us, present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. We sometimes offer these customers extended payment terms, loans, services and other support that may increase our financial exposure. These risks are also heightened by the tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future. Also, as a result of, among other things, these emerging companies tending to be smaller and less financially secure, we have faced and may face in the future increased litigation risk from these companies. Finally, we have recently been investing directly in certain of these emerging company customers which, along with extended payment terms, loans, services and other support we may provide, may exacerbate the risks described in this Risk Factor. Such risk may include our inability to recover the full amount of any investments we make in these smaller, emerging companies.

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

We derived 83.7% and 84.3% of net revenue from international operations during the three months and nine months ended May 31, 2014, respectively, compared to 86.1% and 86.5% during the three months and nine months ended May 31, 2013, respectively. At May 31, 2014, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Ranjangaon, India; Bray and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachiouji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Venray, The Netherlands; Kwidzyn, Poland; Moscow and Tver, Russia; Livingston, Scotland; Jurong and Tampines, Singapore; Sungnam-si, South Korea; Changhua, Hsinchu, Taichung, Taipei and Taoyuan City, Taiwan; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships that can be difficult and expensive to terminate;

•	rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including quotas), environmental policies and privacy issues;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability and unsafe working conditions (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

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

In addition, divestitures involve significant risks (some of which are present in our recent sale of our Aftermarket Services (“AMS”) business, which could have a material adverse effect on us including: we may not be able to identify acceptable buyers; we may divest a business at a price or on terms that are different than anticipated; we may lose key employees; divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction; completing divestitures requires expenses and management effort; we may become subject to indemnity obligations and/or remain liable or contingently liable for obligations related to the divested business or operations; a delay or failure to close for any reason, including a failure to obtain the necessary third party consents and regulatory approvals; the retention of certain continuing liabilities under contracts; financing for the transaction not occurring as anticipated; equity consideration proving to have a value substantially less than the stated or expected value or not being transferable to a third party on attractive terms; covenants not to compete (such as we recently entered into in connection with our recent sale of our AMS business) could impair our ability to attract and retain customers; business arrangements with the buyers could negatively impact our business with common customers; and we may face difficulties in the separation of the divested operations, services, products and personnel.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Three Months and Nine Months Ended May 31, 2014, Compared to the Three Months and Nine Months Ended May 31, 2013 and Note 13 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2014 Restructuring Plan or the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

Providing manufacturing services can expose us to potential claims that the product design or manufacturing processes infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve. The risks described in this Risk Factor may be heightened in connection with our customer relationships with emerging companies.

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

Our turnkey solutions, designs, products and services and those of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Such products and services may also infringe the intellectual property rights of third parties that may hold key intellectual property rights in areas in which we operate but which such third parties do not actively provide products or services. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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

Certain environmental laws impose liability for the costs of investigation, removal and remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, or on parties who arranged for hazardous substance treatment or disposal, even if such person or company was unaware of or not responsible for contamination at the affected site. Soil and groundwater contamination may have occurred at, near or arising from some of our facilities. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain of our operating sites. In certain instances where contamination existed prior to our ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in us being required to address such contamination. As a result, we may incur clean-up costs in such potential removal or remediation efforts. In other instances, we may be responsible for clean-up costs and other liabilities, including the possibility of claims due to health risks by both employees and non-employees, as well as other third-party claims in connection with contaminated sites.

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

As of May 31, 2014, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of May 31, 2014, there was $130.6 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, larger public companies like us are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2013. While we continuously conduct a rigorous review of our internal control over financial reporting in order to try to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements, particularly given the changes recently introduced by the Committee of Sponsoring Organizations (“COSO”) to the manner in which internal controls over financial reporting must be administered.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
March 1, 2014 – March 31, 2014	330,322	$17.66	330,322	130,186,626
April 1, 2014 – April 30, 2014	2,011,501	$17.59	1,938,185	96,111,307
May 1, 2014 – May 31, 2014	1,421,488	$17.61	1,421,488	71,082,932

Total	3,763,311	$17.61	3,689,995	71,082,932

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In December 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common shares during the twelve month period following their authorization. During the three months ended May 31, 2014, 3.7 million shares were repurchased in the open market. The remaining authorized shares will be repurchased from time-to-time in open market transactions at our discretion, subject to market conditions and other factors.

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

JABIL CIRCUIT, INC.
Registrant

Date: June 30, 2014	By:	/s/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: June 30, 2014	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.