Form 10-K
period 2014-08-31
JABIL CIRCUIT INC
filed 2014-10-21
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2014 was approximately $3.7 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 7, 2014, was 193,393,850. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders scheduled to be held on January 22, 2015 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2014 FORM 10-K ANNUAL REPORT

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, defense, digital home, energy, healthcare, industrial, instrumentation, lifestyles, mobility, mold, networking, packaging, peripherals, storage, telecommunications and wearable technology industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the fiscal year ended August 31, 2014 our largest customers include Apple, Inc., BlackBerry Limited, Cisco Systems, Inc., Ericsson, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation, NetApp, Inc., Valeo S.A. and Zebra Technologies Corporation. For the fiscal year ended August 31, 2014, we had net revenues of approximately $15.8 billion and net income attributable to Jabil Circuit, Inc. of approximately $241.3 million.

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

At August 31, 2014, our reportable operating segments consisted of three segments: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). As of September 1, 2014, we will report our business in the following two segments: Electronics Manufacturing Services (“EMS”) and DMS. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, computing, digital home, energy, industrial, networking, printing, storage and telecommunications industries. Our DMS segment is focused on providing engineering solutions, heavy participation in consumer markets, access to higher growth markets and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles, healthcare, mobility and packaging industries.

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

Industry Background

The industry in which we operate is composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in global credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, and the termination of our business relationship with BlackBerry Limited, we implemented additional restructuring programs, including the restructuring plans that were approved by our Board of Directors in the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”), to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronic manufacturing services and solutions. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the past several years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Business Units. Most of our business units are dedicated to one customer and operate with a high level of autonomy, primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Ukraine and Vietnam to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Offer Design Services. We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers by allowing them the flexibility to utilize complementary design services to achieve improvements in performance, cost, time-to-market and manufacturability, as well as to help develop relationships with new customers.

•	Pursue Selective Acquisition Opportunities. Traditionally, EMS companies have acquired manufacturing capacity from customers to drive growth, expand footprint and gain new customers. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations to include opportunities to acquire smaller EMS competitors who are focused on our key growth areas which include specialized manufacturing in key markets (such as healthcare and packaging), materials technology, design operations and/or other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Business Units. Most of our business units are dedicated to one customer and are empowered to formulate strategies tailored to individual customer needs. Most of our business units have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate worldwide financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority (within high-level parameters set by executive management) to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously with responsibility for the development of customer relationships and direct profit and loss accountability for business unit performance.

•	Automated Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Risk Factors – Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.”

•	Supply Chain Management. We make available an electronic commerce system/electronic data interchange and web-based tools for our customers and suppliers to implement a variety of supply chain management programs. Most of our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with most of our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

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

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Anaheim, California; Beijing, Hong Kong, Shanghai and Wuxi, China; Colorado Springs, Colorado; St. Petersburg, Florida; Jena, Germany; Chicago, Illinois; Bray, Ireland; Clinton, Massachusetts; Tampines, Singapore; and Hsinchu, Taichung and Taipei, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

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

Research and Development

To meet our customers’ increasingly sophisticated needs, we continuously engage in product research and design activities. These activities include electronic design, mechanical design, software design, system level design, material processing research (including plastics, metal, glass and ceramic), component and product validation, as well as other design and process development related activities necessary to manufacture our customers’ products in the most cost-effective and consistent manner. We are engaged in advanced research and platform designs for products including: mobile internet devices and associated accessories, multi-media tablets, two-way radios, health care and life science products, server and storage products, set-top and digital home products and printing products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2014, 2013 and 2012, we expended $28.6 million, $28.4 million, and $25.8 million, respectively, on R&D activities.

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production and product management services. Management evaluates performance and allocates resources on a segment basis. At August 31, 2014, our reportable operating segments consisted of three segments – DMS, E&I and HVS. See Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. As of September 1, 2014, we will report our business in the following two segments: EMS and DMS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Fiscal Year Ended August 31,
	2014	2013	2012
Apple, Inc.	18%	20%	14%
BlackBerry Limited	*	12%	11%
Cisco Systems, Inc.	*	*	11%

*	Amount was less than 10% of total

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2014	2013	2012
DMS	44%	41%	40%
E&I	34%	32%	32%
HVS	22%	27%	28%

Total	100%	100%	100%

In fiscal year 2014, our five largest customers accounted for approximately 45% of our net revenue and 71 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors – Consolidation in industries that utilize our services may adversely affect our business” and Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

We have made concentrated efforts to diversify our industry sectors and customer base, including but not limited to increasing our net revenue in the healthcare and instrumentation sector through acquisitions and organic growth. Our Business Unit Managers and Directors, supported by executive management, work to expand existing customer relationships through the addition of product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Ukraine and Vietnam.

Our European operations provide European and multinational customers with design and manufacturing services to satisfy their local market consumption requirements.

Our Asian operations enable us to provide local design and manufacturing services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.

Our Latin American operations located in Mexico enable us to provide a low cost manufacturing source for new and existing customers principally in the U.S. marketplace. Our Latin American operations located in South America provide customers with manufacturing services to satisfy their local market consumption requirements.

See “Risk Factors – We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronic manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than we have.

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

Backlog

Our order backlog at August 31, 2014 and 2013 was valued at approximately $4.3 billion and $4.6 billion, respectively. Our order backlog is expected to be filled within the current fiscal year. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.”

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the DMS segment during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are only available from a single supplier. Some of these components are allocated from time to time by the supplier in response to supply shortages. In some cases, supply shortages could substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and potentially cause us to have to redesign or reconfigure products to accommodate a substitute component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions and natural disasters. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but they could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations. See “Risk Factors – We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.”

Proprietary Rights

We regard certain aspects of our design, production and product services as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures. Although we take steps to protect our intellectual property, misappropriation may still occur. We have not historically sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. We currently have a relatively modest number of solely owned and jointly held patents for various innovations. We believe that our research and design activities, along with developments relating thereto, may result in growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other factors significant to our proprietary rights include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

We license some technology and intellectual property rights from third parties that we use in providing some of our design, production and product management services to our customers. Generally, the license agreements which govern such third party technology and intellectual property rights grant us the right to use the subject technology anywhere in the world and will terminate upon a material breach by us. While we believe that, in the event of termination, we could replace most of these licenses or develop non-infringing alternatives, we may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all.

We do not believe that our designs, production and product management services infringe on the proprietary rights of third parties. However, if third parties successfully assert infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise,” “Risk Factors - Our regular manufacturing processes and services may result in exposure to intellectual property infringement and other claims,” “Risk Factors - The success of our turnkey solution activities and certain other aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights to our designs” and “Risk Factors - Intellectual property infringement claims against our customers, our suppliers or us could harm our business.”

Employees

As of August 31, 2014, we employed approximately 142,000 people worldwide. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

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

Forbes I.J. Alexander (age 54) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, Scotland.

Sergio A. Cadavid (age 58) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial and administrative positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Michael Dastoor (age 49) was named Senior Vice President, Controller in July 2010. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Michael J. Loparco (age 43) was named Executive Vice President, Chief Executive Officer, High Velocity and Industrial & Energy in October 2014. Previously, Mr. Loparco served as Senior Vice President, Global Business Units in Jabil’s High Velocity business and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation, and was a Certified Mediator in the judicial circuits of the State of Florida. He holds a Juris Doctorate from Stetson University College of Law; and attended Florida State University, College of Law, while serving with the Committee of Business and Professional Regulation for the Florida House of Representatives. He holds a Bachelor of Arts in International Business, with minor degrees in Spanish and Business Management, from Eckerd College.

Joseph A. McGee (age 52) was named Executive Vice President, Strategic Planning and Development in January 2010 and was designated as an executive officer in July 2013. Mr. McGee joined Jabil in 1993 as a Business Unit Manager. From 1993 through 2004, Mr. McGee held several positions, including Director of Business Development, Malaysia, General Manager, California and Vice President, Global Business Units. Mr. McGee was promoted to Senior Vice President, Global Business Units in September 2004 and Senior Vice President, Strategic Planning and Development in June 2008. Prior to joining Jabil, Mr. McGee held positions within Sun Microsystems, Philips, the University of Glasgow and the University of Strathclyde. He holds a Bachelor’s degree in Mechanical Engineering from the University of Strathclyde, an MBA from the University of Glasgow and a Doctorate in Thermodynamics and Fluid Mechanics from the University of Strathclyde.

Mark Mondello (age 50) was named Chief Executive Officer in March 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor. Mr. Mondello was promoted to Project Manager in 1993, named Vice President, Business Development in 1997, Senior Vice President, Business Development in 1999 and served as Chief Operating Officer from November 2002 through March 2013. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 46) was named Chief Operating Officer in March 2013. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001, was named Vice President, Global Business Units in November 2002, Senior Vice President, Regional President – Asia in September 2004 and Executive Vice President, Chief Executive Officer, EMS Division from September 2007 to April 2010. Mr. Muir recently served as Executive Vice President, Chief Executive Officer, Global Manufacturing Services Group from April 2010 to March 2013. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Alessandro Parimbelli (age 46) was named Executive Vice President, Chief Executive Officer, Enterprise and Infrastructure in July 2013. Mr. Parimbelli joined Jabil in 1998 as a Test Engineering Manager. At Jabil, Mr. Parimbelli served in business management positions in Boise, Idaho and Paris, France before being promoted to Vice President, Global Business Units in September 2006. From 2010 through 2012 Mr. Parimbelli was Senior Vice President, Global Business Units and was responsible for Jabil’s Enterprise and Infrastructure business. Prior to joining Jabil, Mr. Parimbelli held various engineering positions within Hewlett-Packard and other software engineering companies. He holds an MBA from Colorado State University and a Software Engineering degree from Politecnico of Milan, Italy.

Robert L. Paver (age 58) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to joining Jabil, Mr. Paver was a trial lawyer and partner with the law firm of Holland & Knight. Mr. Paver has served as an adjunct professor of law at Stetson University College of Law and has been a guest lecturer at the University of Florida Levin College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

William E. Peters (age 51) was named President in March 2013. Mr. Peters served as Executive Vice President, Human Development, Human Resources from April 2010 to March 2013. He joined Jabil in 1990 as a buyer and shortly thereafter was named Purchasing Manager. In 1993 Mr. Peters was named Operations Manager for Jabil’s Michigan facility and was promoted to Vice President, Operations in January 1999. Mr. Peters was named Senior Vice President, Operations in October 2000. He was promoted to Senior Vice President, Regional President — Americas in September 2004. In September 2007, Mr. Peters was named Senior Vice President, Human Development. Prior to joining Jabil, Mr. Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

Courtney J. Ryan (age 44) was named Executive Vice President, Chief Executive Officer, Nypro in July 2013. Mr. Ryan joined Jabil in 1993 as a Quality Engineer and worked his way through various operations and business development management positions. In December 2000, Mr. Ryan was named Vice President, Operations for Europe. In 2004, he was named Senior Vice President, Global Supply Chain and was named Senior Vice President, Global Business Units in 2007. Mr. Ryan holds an MBA with a concentration in Decision and Information Science and a Bachelor of Arts in Economics, both from the University of Florida. He also serves on the University of Florida’s MBA and Supply Chain Advisory Board.

Scott D. Slipy (age 46) joined Jabil in 2013 as Executive Vice President, Human Resources and Human Development. Previously, Mr. Slipy served as Vice President of Compensation, Benefits and M&A, and HR with Cisco Systems since 2008. Prior to joining Cisco, Mr. Slipy spent five years with Microsoft and eight years with Honeywell International where he held positions of HR leadership. He holds a Bachelor’s degree in Psychology and a Master’s degree in HR from the University of Minnesota.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs, including instances where we maintain manufacturing facilities and associated fixed costs in anticipation of future customer orders and the actual orders never occur, are at lower than anticipated levels and/or occur later than expected;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially troubled customers;

•	any potential future termination, or substantial winding down, of significant customer relationships;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and property, plant and equipment;

•	significant costs incurred in acquisitions and other transactions that are immediately expensed in the quarter in which they occur;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and government interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product demand;

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor

•	changes in stock-based compensation expense due to changes in the expected vesting of performance-based equity awards comprising a portion of such stock-based compensation expense; and

•	failure to comply with foreign laws, which could result in increased costs and/or taxes.

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

During the fiscal year ended August 31, 2014, our five largest customers accounted for approximately 45% of our net revenue and 71 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of certain of our customers and the business we currently do with those customers and may do in the future for those customers, this dependence is very likely to increase in the future. If any of those customers experience a decline in the demand (anticipated or unanticipated) for one or more of their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, which have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations.

In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) can result in one or more of the following adverse effects: a decline in revenue; less revenue to absorb fixed costs and overhead; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days in inventory and an increase in days in accounts receivable. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification liability. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand (anticipated or unanticipated), the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements for one or more of their products. The following factors, among others, reduce our ability to accurately estimate future customer requirements, forecast operating results and make production planning decisions: the short-term nature of our customers’ commitments for us to build their products; their uncertainty about, among other things, future economic conditions and other events, such as natural disasters; and the possibility of rapid changes in demand for one or more of their products.

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

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. At various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. In addition, natural disasters and global events could cause material shortages. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Portions of the Dodd-Frank Act require some companies, including ours, to conduct due diligence, make disclosures and file reports regarding the source of certain minerals that may be contained in their products that are originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These requirements may decrease the supply of such minerals, increase their cost and/or disrupt our supply chain if we decide, or are instructed by our customers, to obtain components from different suppliers.

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

Introducing new business models or programs requiring implementation of new competencies, such as new process technologies and our development of new products or services for customers, could affect our operations and financial results.

The introduction of new business models or programs requiring implementation or development of new competencies, such as new process technology within our operations and our independent development of new products or services for customers, presents challenges in addition to opportunities. The success of new business models or programs depends on a number of factors including, but not limited to, timely and successful product development (by us and/or our customer), market acceptance, our ability to manage the risks associated with new product production ramp-up, the effective management of purchase commitments and inventory levels in line with anticipated product demand, our development or acquisition of appropriate intellectual property, the availability of supplies in adequate quantities and at appropriate costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate result of new business models or programs.

As a result, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our assumptions will accurately reflect customer demand for our products and services. After the development of a new business model or program, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we endeavor to accurately forecast volumes, mixes of products and configurations that meet customer requirements; however, we may not succeed at doing so. Any delay in development or production could harm our competitive position. We may not meet our customers’ expectations or otherwise execute properly, timely, or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, the early stages of these types of new business models or programs can be less efficient, and less profitable, than those of mature programs and/or programs developed in collaboration with customers.

While we attempt to negotiate contractual terms to avoid or mitigate some of these potential costs or losses, we are not always successful. Also, in certain instances, a customer contract does not exist or its language does not cover a particular situation, so we have to rely on non-contractual legal remedies. In these situations, we must negotiate a manner to address the situation as costs or losses occur with the potential to lose customers and/or revenue. In addition, as we have experienced on occasion, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity, which could lead to significant unrecovered costs for us. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability.

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

In addition, we have been investing directly in certain of these emerging company customers which, along with extended payment terms, loans, services and other support we may provide, may exacerbate the risks described in this Risk Factor. Risks related to these investments may also include one or more of the following: substantial selling, general and administrative expenses; substantial capital expenses or investments; losses or impairments that may be reflected in our net income item of our Statement of Operations; and an inability to recover a partial or full amount of any investments we make in these smaller, emerging companies.

We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronic manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources than we have. These competitors may:

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

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery in the U.S. and Asia, such recovery may be weak and/or short-lived and recessionary conditions may return, which could significantly affect the U.S. and international debt and capital markets, as well as the demand for the products of certain of our customers.

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

Credit market turmoil effects could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; our lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 25, 2014 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $75.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $350.0 million uncommitted trade accounts receivable sale program expiring on November 28, 2014, our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2015, or our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2014 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 84.5% of net revenue from international operations during the fiscal year ended August 31, 2014 compared to 86.8% during the fiscal year ended August 31, 2013, respectively. At August 31, 2014, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Beijing, Chengdu, Hong Kong, Huangpu, Kunshan, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai and Ranjangaon, India; Bray and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Venray, The Netherlands;

Kwidzyn, Poland; Moscow and Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Seoul, South Korea; Changhua, Hsinchu, Taichung and Taipei, Taiwan; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships that can be difficult and expensive to terminate;

•	rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including quotas), environmental policies and privacy issues, and local statutory corporate governance related to conducting business in foreign jurisdictions;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability and unsafe working conditions (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

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

We have expanded the primary scope of our acquisitions strategy beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations. The more recent trend focuses on pursuing opportunities to acquire smaller electronic manufacturing services competitors who are focused on our key growth areas which include specialized manufacturing, design operations and other acquisition opportunities complementary to our services offerings. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal Year Ended August 31, 2014 Compared to the Fiscal Year Ended August 31, 2013 and Note 14 – “Restructuring and Related Charges” to the Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2014 Restructuring Plan or the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

If our manufacturing sites, processes and services do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements as well as certain customer-driven standards. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration (“FDA”) and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. Also, we may be subject to standards established by certain customers, industry groups or other third party organizations (e.g., certain standards relating to labor practices). In addition, our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain manufacturing or design defects, and our processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or of our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to regulatory enforcement, legal fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could cause death or seriously harm users of these products and others. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

Providing manufacturing services can expose us to potential claims that products, design or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve. The risks described in this Risk Factor may be heightened in connection with our customer relationships with emerging companies.

Our design services and turnkey solutions offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.

We continue our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we also continue to offer design services related to collaborative design manufacturing. We also offer turnkey solutions that include the design and manufacture of end-user products, and product components, as well as related services. Providing such turnkey solutions or other design solutions can expose us to different or greater potential liabilities than those we face when providing just manufacturing services, including an increase in exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or supply, or materials or components we use, infringe third party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations. When providing turnkey solutions or other design solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products or provide services. No revenue may be generated from these efforts, particularly if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may also have the responsibility to ensure that products we design or offer satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

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

The success of our turnkey solution activities and certain other aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights to our designs.

In certain circumstances, we strive to obtain and protect certain intellectual property rights related to our solutions, designs, processes and products that we create. We believe that obtaining a significant level of protected proprietary technology may give us a competitive advantage in marketing our services. However, we cannot be certain that the measures that we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our designs, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

Intellectual property infringement claims against our customers, our suppliers or us could harm our business.

Our turnkey solutions, designs, products and services and those of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Such products and services may also infringe the intellectual property rights of third parties that may hold key intellectual property rights in areas in which we operate but which such third parties do not actively provide products or services. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against our customers, our suppliers or us for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

We depend on attracting and retaining officers, managers and skilled personnel and on their compliance with company strategies and confidentiality policies and procedures.

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our officers, managers and skilled personnel. We could be seriously harmed by the loss of any of our executive officers. To aid in managing our growth, we will need to internally develop, recruit and retain additional skilled management personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.

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

As an example, under the Dodd-Frank Act, some companies, including ours, are subject to new due diligence, disclosure and reporting requirements for manufacturing products that include components containing certain minerals originating from the DRC or adjoining countries. These regulations may result in a decrease in the supply of such minerals, an increase in their cost and/or a disruption to our supply chain. In addition, if our due diligence process to verify the origin of minerals contained in components of our customers’ products or from our suppliers is not completed timely or results in findings that such minerals are sourced from restricted countries, our reputation may be adversely affected, which in turn may adversely affect our operations and financial results. Compliance with the applicable SEC requirements has been both relatively time consuming and costly.

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

Our credit rating may be downgraded.

Our credit is rated by credit rating agencies. Our 7.750% Senior Notes, our 8.250% Senior Notes, our 5.625% Senior Notes and our 4.700% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”) and Standard and Poor’s Ratings Service (“S&P”) and Ba1 by Moody’s Investors Service (“Moody’s”), and are considered to be below “investment grade” debt by Moody’s and “investment grade” debt by Fitch and S&P. Any potential future negative change in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on the 8.250% Senior Notes and under the Amended and Restated Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Amended and Restated Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of August 31, 2014, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of August 31, 2014, there was $70.8 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for further details.

We have the ability to borrow up to $1.5 billion under the Amended and Restated Credit Facility. In addition, the Amended and Restated Credit Facility contemplates a potential increase of up to an additional $500.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, defense, digital home, energy, healthcare, industrial, instrumentation, lifestyles, mobility, mold, networking, packaging, peripherals, storage, telecommunications and wearable technology industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2015 or any future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, larger public companies like us are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2014. While we continuously conduct a rigorous review of our internal control over financial reporting in order to try to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements, particularly given the changes recently introduced by the Committee of Sponsoring Organizations (“COSO”) to the manner in which internal controls over financial reporting must be administered.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any changes in U.S. GAAP or in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations.

The Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods. As another example, significant changes to the revenue recognition rules have been enacted and will apply to us beginning in fiscal year 2018.

We are subject to risks associated with natural disasters, climate change and global events.

Our operations and those of our suppliers may be subject to natural disasters, climate change related events, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2014 fiscal year and that remain unresolved.

Item 2.	Properties

We own or lease facilities located in Austria, Belgium, Brazil, China, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Ukraine, the U.S. and Vietnam. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2014:

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Anaheim, California	30,000	Leased	Prototype Manufacturing, Prototype Design, Support
Arden, North Carolina	205,000	Leased	Manufacturing
Atlanta, Georgia	45,000	Leased	Manufacturing
Auburn Hills, Michigan	207,000	Owned	Manufacturing
Belo Horizonte, Brazil	176,000	Leased	Manufacturing
Boise, Idaho	2,000	Leased	Support
Cayey, Puerto Rico	121,000	Leased	Manufacturing
Chicago, Illinois	13,000	Leased	Design
Chihuahua, Mexico (2)	1,081,000	Owned	Manufacturing, Storage, Support
Chihuahua, Mexico (2)	307,000	Leased	Manufacturing, Storage
Chula Vista, California	80,000	Leased	Manufacturing
Clinton, Massachusetts	66,000	Leased	Manufacturing
Clinton, Massachusetts	739,000	Owned	Manufacturing, Design
Colorado Springs, Colorado	8,000	Leased	Design
Coppell, Texas	33,000	Leased	Support
Devens, Massachusetts	200,000	Leased	Manufacturing
Dothan, Alabama	135,000	Leased	Manufacturing
Durham, North Carolina	4,000	Leased	Storage
El Paso, Texas	3,000	Leased	Storage
Fletcher, North Carolina	15,000	Leased	Storage
Guadalajara, Mexico	350,000	Owned	Manufacturing
Guadalajara, Mexico (2)	940,000	Leased	Manufacturing, Support, Storage
Gurnee, Illinois	80,000	Owned	Manufacturing
Hanover Park, Illinois	147,000	Leased	Manufacturing
Itasca, Illinois	203,000	Leased	Storage
Lake Orion, Michigan	45,000	Leased	Storage
Manaus, Brazil	262,000	Leased	Manufacturing
Mebane, North Carolina	226,000	Leased	Manufacturing, Storage
Memphis, Tennessee	636,000	Leased	Manufacturing
Mount Pleasant, Iowa	58,000	Owned	Manufacturing, Storage, Support
Mount Pleasant, Iowa	102,000	Leased	Storage
San Diego, California	20,000	Leased	Support, Storage
San Jose, California	102,000	Leased	Manufacturing, Prototype Manufacturing, Support
St. Petersburg, Florida	297,000	Owned	Manufacturing, Support
St. Petersburg, Florida	128,000	Leased	Manufacturing, Design, Support
Tempe, Arizona (1)	191,000	Leased
Tijuana, Mexico	215,000	Leased	Manufacturing

Total Americas	7,472,000

Beijing, China	6,000	Leased	Design, Support
Changhua, Taiwan (2)	370,000	Leased	Manufacturing, Support, Storage
Chengdu, China (3)	8,594,000	Leased	Manufacturing, Support, Prototype Manufacturing, Storage
Chennai, India (1)	284,000	Owned
Gotemba, Japan	31,000	Leased	Manufacturing

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Hachioji, Japan	20,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam	291,000	Owned	Manufacturing
Hong Kong, China	5,000	Owned	Design
Hong Kong, China	24,000	Leased	Support
Hsinchu, Taiwan	23,000	Leased	Design, Support
Huangpu, China	1,031,000	Leased	Manufacturing, Support
Huangpu, China	2,613,000	Owned	Manufacturing
Kunshan, China	7,000	Leased	Support
Mumbai, India	3,000	Leased	Support
Nanjing, China (2)	135,000	Leased	Manufacturing
Penang, Malaysia	906,000	Owned	Manufacturing, Support
Penang, Malaysia	326,000	Leased	Manufacturing, Support, Storage
Ranjangaon, India	262,000	Owned	Manufacturing
Seoul, South Korea	1,000	Leased	Support
Shanghai, China	510,000	Owned	Manufacturing, Design
Shanghai, China	60,000	Leased	Design, Support
Shenzhen, China	1,448,000	Leased	Manufacturing, Support
Suzhou, China	566,000	Owned	Manufacturing
Suzhou, China	702,000	Leased	Manufacturing, Storage
Taichung, Taiwan	601,000	Owned	Manufacturing, Design, Support, Storage
Taichung, Taiwan	179,000	Leased	Manufacturing, Support, Storage
Taipei, Taiwan	13,000	Leased	Design
Tampines, Singapore	143,000	Leased	Manufacturing, Support, Storage, Design
Tel Aviv, Israel	3,000	Leased	Support
Tianjin, China (1)	168,000	Owned
Tianjin, China	2,404,000	Leased	Manufacturing, Support
Wuxi, China	573,000	Owned	Manufacturing, Prototype Manufacturing, Storage, Support
Wuxi, China	4,580,000	Leased	Manufacturing, Storage, Support, Design
Yantai, China	212,000	Leased	Prototype Manufacturing, Support

Total Asia	27,094,000

Ayr, Scotland	13,000	Leased	Manufacturing
Bray, Ireland	153,000	Owned	Manufacturing, Design
Brest, France (2)	393,000		Owned Manufacturing
Cassina de Pecchi, Italy (1)	161,000	Leased
Chartres, France	93,000	Leased	Manufacturing
Hasselt, Belgium	65,000	Leased	Design, Prototype Design, Prototype Manufacturing
Jena, Germany	24,000	Leased	Design, Prototype Design, Prototype Manufacturing
Knittlingen, Germany	82,000	Owned	Manufacturing
Knittlingen, Germany	113,000	Leased	Manufacturing
Kwidzyn, Poland	577,000	Owned	Manufacturing, Storage
Livingston, Scotland	130,000	Owned	Manufacturing
Marcianise, Italy (2)	76,000	Leased	Manufacturing
Moscow, Russia	315,000	Owned	Manufacturing, Storage, Support
Nagyigmand, Hungary	59,000	Owned	Manufacturing
Szombathely, Hungary	16,000	Leased	Manufacturing
Tata, Hungary (1)	31,000	Owned
Tiszaujvaros, Hungary	394,000	Owned	Manufacturing
Tiszaujvaros, Hungary	58,000	Leased	Storage
Tver, Russia	37,000	Leased	Manufacturing
Uzhgorod, Ukraine	277,000	Owned	Manufacturing
Venray, The Netherlands	420,000	Leased	Manufacturing, Storage

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Vienna, Austria	97,000	Leased	Manufacturing, Design, Prototype
			Manufacturing, Prototype Design
Waterford, Ireland	202,000	Owned	Manufacturing

Total Europe	3,786,000

Total Facilities at August 31, 2014	38,352,000

(1)	This facility is no longer used in our business operations.
(2)	A portion of this facility is no longer used in our business operations.
(3)	Approximately 6,708,000 square feet of this facility is under construction and is not currently used in our business operations.

Certifications

Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

•	Aerospace Standard AS/EN 9100 – Shanghai, China; St. Petersburg, Florida; Livingston, Scotland; and Singapore City, Singapore.

•	Automotive Standard TS16949 – Vienna, Austria; Huangpu, Shanghai, Shenzhen and Suzhou, China; Tiszaujvaros, Hungary; and Chihuahua, Mexico.

•	Controlled Substance Registration – Clinton, Massachusetts.

•	Customs-Trade Partnership Against Terrorism (C-TPAT) – Guadalajara and Tijuana, Mexico.

•	FDA Medical Registered – Vienna, Austria; Shanghai and Shenzhen, China; Gurnee, Illinois; Clinton, Massachusetts; Guadalajara and Tijuana, Mexico; Auburn Hills, Michigan; Mebane, North Carolina; and Singapore City, Singapore.

•	IECQ Certificate of Conformity - Hazardous Substance Process Management QC 080000 – Shenzhen, China.

•	ISO 27001 Information Security Standard – Suzhou, Tianjin and Wuxi, China.

•	Medical Standard ISO-13485 – Vienna, Austria; Hasselt, Belgium; San Diego and San Jose, California; Huangpu, Shanghai, Shenzhen and Suzhou, China; St. Petersburg, Florida; Chartres, France; Knittlingen, Germany; Tiszaujvaros, Hungary; Gurnee, Illinois; Bray and Waterford, Ireland; Penang, Malaysia; Clinton, Massachusetts; Guadalajara and Tijuana, Mexico; Auburn Hills, Michigan; Asheville and Mebane, North Carolina; Cayey, Puerto Rico; Livingston, Scotland; Singapore City, Singapore; Taichung, Taiwan; and Dallas, Texas.

•	Occupational Health & Safety Management System Standard OHSAS 18001 – Huangpu, Shanghai, Shenzhen, Tianjin and Wuxi, China; Manaus, Brazil; St. Petersburg, Florida; Tiszaujvaros, Hungary; Ranjangaon, India; Penang, Malaysia; Kwidzyn, Poland; Singapore City, Singapore; and Taichung, Taiwan.

•	Telecommunications Standard TL 9000 – San Jose, California; Shanghai and Wuxi, China; Tiszaujvaros, Hungary; Penang, Malaysia; and Ho Chi Minh City, Vietnam.

•	ESD/ANSI 20:20 Standard – San Jose, California; Huangpu, Shanghai and Wuxi, China; St. Petersburg, Florida; Ranjangaon, India; Penang, Malaysia; Guadalajara and Reynosa, Mexico; Auburn Hills, Michigan; and Tver, Russia.

Item 3.	Legal Proceedings

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

	High	Low
Fiscal Year Ended August 31, 2014
First Quarter (September 1, 2013 – November 30, 2013)	$24.32	$19.16
Second Quarter (December 1, 2013 – February 28, 2014)	$20.85	$15.30
Third Quarter (March 1, 2014 – May 31, 2014)	$19.05	$17.06
Fourth Quarter (June 1, 2014 – August 31, 2014)	$21.74	$18.54

Fiscal Year Ended August 31, 2013
First Quarter (September 1, 2012 – November 30, 2012)	$22.91	$16.82
Second Quarter (December 1, 2012 – February 28, 2013)	$20.29	$17.09
Third Quarter (March 1, 2013 – May 31, 2013)	$20.47	$16.39
Fourth Quarter (June 1, 2013 – August 31, 2013)	$24.09	$18.80

On October 7, 2014, the closing sales price for our common stock as reported on the New York Stock Exchange was $19.49. As of October 7, 2014, there were 1,882 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2014 and 2013.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	$0.08	$16,976	February 14, 2014	March 3, 2014
	April 17, 2014	$0.08	$16,686	May 15, 2014	June 2, 2014
	July 23, 2014	$0.08	$16,289	August 15, 2014	September 2, 2014

Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013
	April 15, 2013	$0.08	$16,994	May 15, 2013	June 3, 2013
	July 18, 2013	$0.08	$17,005	August 15, 2013	September 3, 2013

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of fiscal year 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
June 1, 2014 – June 30, 2014	156,382	$20.74	150,000	$71,083
July 1, 2014 – July 31, 2014	3,194,380	$20.80	3,192,874	$167,960
August 1, 2014 – August 31, 2014	3,010,835	$20.44	3,010,835	$101,547

Total	6,361,597	$20.63	6,353,709	$40,000

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In December 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common shares during the twelve month period following their authorization. During the fourth quarter of fiscal year 2014, 3.4 million shares were repurchased in the open market, which utilized the remaining amount outstanding of the $200.0 million authorized by our Board of Directors.

In July 2014, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. During the fourth quarter of fiscal year 2014, 3.0 million shares were repurchased in the open market, utilizing approximately $60.0 million of the $100.0 million authorized by our Board of Directors. In addition, following the end of fiscal year 2014, we repurchased 2.0 million shares for approximately $40.0 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2014	2013	2012	2011	2010
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$15,762,146	$17,249,493	$16,140,705	$15,620,258	$12,607,799
Cost of revenue	14,736,543	16,037,303	14,979,754	14,506,578	11,732,100

Gross profit	1,025,603	1,212,190	1,160,951	1,113,680	875,699
Operating expenses:
Selling, general and administrative	675,730	614,295	572,645	539,592	540,149
Research and development	28,611	28,412	25,837	25,002	28,085
Amortization of intangibles	23,857	10,954	12,899	21,764	25,670
Restructuring and related charges	85,369	80,513	—	676	8,663
Loss on disposal of subsidiaries	7,962	—	—	23,944	24,604
Impairment of notes receivable and related charges	—	25,597	—	—	—
Settlement of receivables and related charges	—	—	—	13,607	—

Operating income	204,074	452,419	549,570	489,095	248,528
Other expense	7,637	6,095	8,935	2,749	4,062
Interest income	(3,741)	(1,813)	(2,002)	(3,115)	(2,923)
Interest expense	128,055	121,023	106,088	97,671	79,107

Income from continuing operations before tax	72,123	327,114	436,549	391,790	168,282
Income tax expense	73,711	7,631	102,866	95,097	70,813

(Loss) income from continuing operations, net of tax	(1,588)	319,483	333,683	296,693	97,469

Discontinued operations:
Income from discontinued operations, net of tax	20,554	50,608	62,406	86,265	73,297
Gain on sale of discontinued operations, net of tax	223,299	—	—	—	—

Discontinued operations, net of tax	243,853	50,608	62,406	86,265	73,297

Net income	242,265	370,091	396,089	382,958	170,766
Net income (loss) attributable to noncontrolling interests, net of tax	952	(1,391)	1,402	1,895	1,926

Net income attributable to Jabil Circuit, Inc.	$241,313	$371,482	$394,687	$381,063	$168,840

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.01)	$1.58	$1.61	$1.37	$0.45

Discontinued operations, net of tax	$1.20	$0.25	$0.30	$0.40	$0.34

Net income	$1.19	$1.83	$1.91	$1.78	$0.79

Diluted:
(Loss) income from continuing operations, net of tax	$(0.01)	$1.54	$1.57	$1.34	$0.44

Discontinued operations, net of tax	$1.20	$0.24	$0.30	$0.39	$0.34

Net income	$1.19	$1.79	$1.87	$1.73	$0.78

Weighted average shares outstanding:
Basic	202,497	203,096	206,160	214,502	214,332

Diluted	202,497	207,815	211,181	220,719	217,597

	August 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$1,037,920	$955,811	$1,780,332	$1,225,899	$1,048,844

Total assets	$8,479,746	$9,153,781	$7,803,141	$7,057,940	$6,367,747

Current installments of notes payable, long-term debt and capital lease obligations	$12,960	$215,448	$17,944	$74,160	$167,566

Notes payable, long-term debt and capital lease obligations, less current installments	$1,669,585	$1,690,418	$1,658,247	$1,112,593	$1,018,922

Total Jabil Circuit, Inc. stockholders’ equity	$2,241,828	$2,335,287	$2,105,057	$1,867,120	$1,578,046

Cash dividends declared, per share	$0.32	$0.32	$0.32	$0.28	$0.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, defense, digital home, energy, healthcare, industrial, instrumentation, lifestyles, mobility, mold, networking, packaging, peripherals, storage, telecommunications and wearable technology industries.

The industry in which we operate is composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in global credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, and the termination of our business relationship with BlackBerry Limited, we implemented additional restructuring programs, including the restructuring plans that were approved by our Board of Directors in the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”), to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

We continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

At August 31, 2014, our reportable operating segments consisted of three segments: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). As of September 1, 2014, we will report our business in the following two segments: Electronics Manufacturing Services (“EMS”) and DMS. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, computing, digital home, energy, industrial, networking, printing, storage and telecommunications industries. Our DMS segment is focused on providing engineering solutions, heavy participation in consumer markets, access to higher growth markets and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles, healthcare, mobility and packaging industries.

We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We generally assume no significant obligations after product shipment.

Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture; the cost of labor and manufacturing overhead; and adjustments for excess and obsolete inventory. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspecting and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Net revenue from each product that we manufacture consists of an element based on the costs of materials in that product and an element based on the labor and manufacturing overhead costs allocated to that product. We refer to the portion of the sales price of a product that is based on materials costs as “material-based revenue,” and to the portion of the sales price of a product that is based on labor and manufacturing overhead costs as “manufacturing-based revenue.” Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically realize higher gross margins on manufacturing-based revenue than we do on materials-based revenue. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which may result in lower labor and manufacturing overhead costs for that product.

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

An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in operations outside the U.S. are denominated in local currencies. We economically hedge certain of these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign currency exchange contracts. Changes in the fair market value of such hedging instruments are reflected within the Consolidated Statement of Operations and the Consolidated Statement of Comprehensive Income. See “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations.”

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. A significant reduction in sales to any of our customers, a customer exerting significant pricing and margin pressures on us or the termination or substantial winding down of our business relationship with one of our customers could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly reduce or delay the volume of design, production or product management services ordered from us, or move a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We could in the future terminate, or substantially wind down, significant customer relationships. Any such termination or substantial winding down of a customer or manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity,” “Risk Factors – Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy” and Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenues for fiscal year 2014 decreased approximately 8.6% to $15.8 billion compared to $17.2 billion for fiscal year 2013 largely due to decreased revenue as a result of our disengagement with BlackBerry Limited and decreased revenue from certain existing customers, partially offset by increased revenue from new customers principally related to the Nypro acquisition.

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2014	2013	2012
Net revenue	$15,762,146	$17,249,493	$16,140,705
Gross profit	$1,025,603	$1,212,190	$1,160,951
Operating income	$204,074	$452,419	$549,570
Net income attributable to Jabil Circuit, Inc.	$241,313	$371,482	$394,687
Net earnings per share - basic	$1.19	$1.83	$1.91
Net earnings per share - diluted	$1.19	$1.79	$1.87

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013
Sales cycle	2 days	3 days	7 days	3 days
Inventory turns (annualized)	8 turns	8 turns	7 turns	8 turns
Days in accounts receivable	27 days	24 days	24 days	27 days
Days in inventory	48 days	47 days	49 days	45 days
Days in accounts payable	73 days	68 days	66 days	69 days

Three Months Ended
	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012
Sales cycle	1 day	1 day	6 days	4 days
Inventory turns (annualized)	8 turns	7 turns	7 turns	7 turns
Days in accounts receivable	23 days	20 days	25 days	27 days
Days in inventory	46 days	49 days	52 days	49 days
Days in accounts payable	68 days	68 days	71 days	72 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended August 31, 2014, May 31, 2014, February 28, 2014 and November 30, 2013, the days in accounts receivable increased three days to 27 days, remained consistent at 24 days, decreased three days to 24 days and increased four days to 27 days, respectively, from the prior sequential quarter primarily due to the timing of sales and collections activity.

During the three months ended August 31, 2014, days in inventory increased one day to 48 days as compared to the prior sequential quarter largely to support expected revenue levels in the first quarter of fiscal year 2015. During the three months ended May 31, 2014, days in inventory decreased two days to 47 days as compared to the prior sequential quarter due to continued focus on inventory management. During the three months ended February 28, 2014, days in inventory increased four days to 49 days as compared to the prior sequential quarter due to decreased sales levels. During the three months ended November 30, 2013, days in inventory decreased one day to 45 days as compared to the prior sequential quarter due to a continued focus on inventory management. During the three months ended August 31, 2014, inventory turns, on an annualized basis, remained constant at eight turns as compared to the prior sequential quarter. During the three months ended May 31, 2014, inventory turns, on an annualized basis, increased one turn to eight turns as compared to the prior sequential quarter due to a continued focus on inventory management. During the three months ended February 28, 2014, inventory turns, on an annualized basis, decreased one turn to seven turns as compared to the prior sequential quarter due to decreased sales levels, and during the three months ended November 30, 2013, inventory turns, on an annualized basis, remained constant at eight turns as compared to the prior sequential quarter.

During the three months ended August 31, 2014, May 31, 2014, February 28, 2014 and November 30, 2013, days in accounts payable increased five days to 73 days, increased two days to 68 days, decreased three days to 66 days and increased one day to 69 days, respectively, from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters.

The sales cycle was two days during the three months ended August 31, 2014, three days during the three months ended May 31, 2014, seven days during the three months ended February 28, 2014 and three days during the three months ended November 30, 2013. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Revenue Recognition

We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We generally assume no significant obligations after product shipment.

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

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2014 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

Retirement Benefits

We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 9 – “Postretirement and Other Employee Benefits” to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

See Note 17 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2014	2013	2012
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	93.5	93.0	92.8

Gross profit	6.5	7.0	7.2
Operating expenses:
Selling, general and administrative	4.3	3.6	3.6
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.2	0.1	0.1
Restructuring and related charges	0.5	0.4	—
Loss on disposal of subsidiaries	0.1	—	—
Impairment of notes receivable and related charges	—	0.1	—

Operating income	1.2	2.6	3.3
Other expense	0.0	0.1	0.1
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.8	0.8	0.7

Income from continuing operations before tax	0.4	1.7	2.5
Income tax expense	0.5	0.0	0.6

(Loss) income from continuing operations, net of tax	(0.1)	1.7	1.9

Discontinued operations:
Income from discontinued operations, net of tax	0.1	0.3	0.4
Gain on sale of discontinued operations, net of tax	1.4	—	—

Discontinued operations, net of tax	1.5	0.3	0.4

Net income	1.4	2.0	2.3
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	(0.0)	0.0

Net income attributable to Jabil Circuit, Inc.	1.4%	2.0%	2.3%

Fiscal Year Ended August 31, 2014 Compared to Fiscal Year Ended August 31, 2013

Net Revenue. Our net revenue decreased 8.6% to $15.8 billion for fiscal year 2014, compared to $17.2 billion for fiscal year 2013. Specific decreases include a 24% decrease in the sale of HVS products due principally to reductions in the sale of mobility handsets as a result of our disengagement with BlackBerry Limited, a 4% decrease in the sale of E&I products due to the continued decline in enterprise and infrastructure spending, which was partially offset by strength in our telecommunications business, and a 2% decrease in the sale of DMS products as a result of reduced production levels due to weakened end user product demand within specialized services, which was partially offset by both increased revenue from new customers as a result of the Nypro acquisition and increased revenue from our instrumentation business.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain sectors; seasonality in our business; business growth from new and existing customers; specific product performance; and the termination of our business relationship with BlackBerry Limited and any other potential future termination, or substantial winding down, of other significant customer relationships.

On April 1, 2014, we completed the sale of the AMS business (except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction), which was included in the DMS segment. Accordingly, for all periods presented, the results of operations of this business are classified as discontinued operations. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for further details.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2014	2013	2012
DMS	44%	41%	40%
E&I	34%	32%	32%
HVS	22%	27%	28%

Total	100%	100%	100%

Foreign source revenue represented 84.5% of our net revenue for fiscal year 2014 and 86.8% of net revenue for fiscal year 2013. We currently expect our foreign source revenue to increase as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit decreased to $1.0 billion (6.5% of net revenue) for fiscal year 2014 compared to $1.2 billion (7.0% of net revenue) for fiscal year 2013. The decrease in gross profit is due to our revenues from existing customers decreasing at a higher rate than certain of our fixed costs, which is partially offset by increased revenue from new customers.

Selling, General and Administrative. Selling, general and administrative expenses increased to $675.7 million (4.3% of net revenue) for fiscal year 2014 compared to $614.3 million (3.6% of net revenue) for fiscal year 2013. Selling, general and administrative expense increased as compared to fiscal year 2013 primarily as a result of an increase to incremental selling, general and administrative expense resulting from the acquisition of Nypro during the fourth quarter of fiscal year 2013, which tends to generate a higher amount of selling, general and administrative expenses on a relative basis than our other operations, and an increase due to the increased investment in our strategic development sector. The increase was partially offset by a decrease to selling, general and administrative expense resulting from a $45.8 million reversal to stock-based compensation expense during fiscal year 2014 due to decreased expectations for the vesting of certain restricted stock awards.

Research and Development. R&D expenses remained relatively consistent over the prior period at $28.6 million (0.2% of net revenue) for fiscal year ended 2014 compared to $28.4 million (0.2% of net revenue) for fiscal year 2013.

Amortization of Intangibles. We recorded $23.9 million of amortization of intangibles in fiscal year 2014 as compared to $11.0 million in fiscal year 2013. The increase is primarily attributable to amortization expense associated with the finite-lived intangible assets acquired in connection with the acquisition of Nypro, partially offset by a decrease to certain intangible assets that became fully amortized since August 31, 2013. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 7 – “Goodwill and Other Intangible Assets” and Note 16 – “Business Acquisitions” to the Consolidated Financial Statements.

Restructuring and Related Charges.

a. 2014 Restructuring Plan

In conjunction with the 2014 Restructuring Plan, we charged $49.9 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal year ended August 31, 2014. The 2014 Restructuring Plan is intended to address the termination of our business relationship with BlackBerry Limited. The restructuring and related charges during the fiscal year ended August 31, 2014 include cash costs of $16.2 million related to employee severance and benefit costs, $1.7 million related to lease costs and $1.7 million of other related costs, as well as non-cash costs of $30.3 million related to asset write off costs. We have substantially completed our restructuring activities under this plan and do not expect to incur any additional costs under the 2014 Restructuring Plan.

During the fiscal year ended August 31, 2014, $19.1 million was paid relating to the 2014 Restructuring Plan. At August 31, 2014, accrued liabilities of approximately $0.5 million related to the 2014 Restructuring Plan are expected to be paid over the next twelve months.

The 2014 Restructuring Plan is expected to yield annualized cost savings of approximately $12.0 million on a net basis after taking into account potential future BlackBerry Limited revenues that will not be earned due to the termination of our business relationship. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue. We began to realize a portion of these cost savings in the second quarter of fiscal year 2014.

b. 2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $35.4 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal year ended August 31, 2014 compared to $80.5 million during the fiscal year ended August 31, 2013. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges for the fiscal years ended August 31, 2014 and 2013 include cash costs of $25.0 million and $74.3 million related to employee severance and benefit costs, respectively, $0.5 million and $0.2 million related to lease costs, respectively, and $1.3 million and $0.0 million related to other related costs, respectively, as well as non-cash costs of $8.6 million and $6.0 million related to asset write-off costs, respectively.

During the fiscal year ended August 31, 2014, $36.9 million was paid related to the 2013 Restructuring Plan. At August 31, 2014, accrued liabilities of approximately $44.1 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months. We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. While we expect the total amount of pre-tax restructuring and other related costs will be $179.0 million, we can only provide estimate ranges for certain of the major types of costs associated with the action: $123.0 million to $143.0 million of employee severance and benefit costs; $28.0 million to $48.0 million of asset write-off costs; $3.0 million of contract termination costs and $5.0 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $115.9 million of restructuring and related costs have been recognized. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that will be payable primarily over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

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

Loss on Disposal of Subsidiaries. During the fiscal year ended August 31, 2014, we recorded a loss of approximately $8.0 million related to the sale of our controlling financial interests in two Nypro subsidiaries.

Impairment of Notes Receivable and Related Charges. During the fiscal year ended August 31, 2013, we recorded a loss of approximately $25.6 million related to notes receivable and related charges. Such a charge was recorded following the determination that it was probable that we would be unable to collect the amounts due from a former customer.

Other Expense. Other expense did not change significantly for fiscal year 2014 at $7.6 million compared to $6.1 million for fiscal year 2013.

Interest Income. We recorded interest income of $3.7 million for fiscal year 2014 compared to $1.8 million for fiscal year 2013. The increase was primarily due to dividends (which are treated as interest income) on the Senior Non-Convertible Cumulative Preferred Stock received in connection with the sale of the AMS business on April 1, 2014.

Interest Expense. We recorded $128.1 million of interest expense in fiscal year 2014 as compared to $121.0 million in fiscal year 2013. The increase was primarily due to incremental interest associated with increased borrowings associated with our five year unsecured credit facility amended as of July 25, 2014 (the “Amended and Restated Credit Facility”).

Income Tax Expense. Income tax expense reflects an effective tax rate of 102.2% for fiscal year 2014, as compared to an effective tax rate of 2.3% for fiscal year 2013.

The effective tax rate for the fiscal year ended August 31, 2014 increased from the effective tax rate for the fiscal year ended August 31, 2013 primarily due to the decrease in income from continuing operations during fiscal year 2014 in low tax-rate jurisdictions that had minimal related tax benefit and the release of existing valuation allowances during fiscal year 2013. This effective tax rate increase was partially offset by a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform and the decrease in stock-based compensation expense with minimal related tax benefit.

For the fiscal year ended August 31, 2014, we recorded out-of-period adjustments that increased net income from continuing operations by approximately $17.1 million, which related to fiscal year 2013 income tax benefit adjustments that were recorded in fiscal year 2014. We assessed and concluded that these adjustments are not material to either the consolidated quarterly or annual financial statements for all impacted periods.

Fiscal Year Ended August 31, 2013 Compared to Fiscal Year Ended August 31, 2012

Net Revenue. Our net revenue increased 6.9% to $17.2 billion for fiscal year 2013, up from $16.1 billion in fiscal year 2012. Specific increases included a 10% increase in the sale of DMS products; a 9% increase in the sale of E&I products; and a 1% increase in the sale of HVS products. The increases were primarily due to increased revenue from certain of our existing customers, most notably in DMS and E&I, including new program wins with these customers.

Foreign source revenue represented 86.8% of our net revenue for fiscal year 2013 and 86.1% of net revenue for fiscal year 2012.

For further discussion of our net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2014 Compared to Fiscal Year Ended August 31, 2013 — Net Revenue.”

Gross Profit. Gross profit for fiscal year 2013 ($1.2 billion or 7.0% of net revenue) remained relatively consistent as compared to fiscal year 2012 ($1.2 billion or 7.2% of net revenue).

Selling, General and Administrative. Selling, general and administrative expenses increased to $614.3 million (3.6% of net revenue) for fiscal year 2013 compared to $572.6 million (3.6% of net revenue) for fiscal year 2012. The increase in selling, general and administrative expenses on a gross basis was due to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business; additional selling, general and administrative expenses associated with acquisitions, including Nypro during the fourth quarter of fiscal year 2013; and $13.5 million in professional fees in fiscal year 2013 associated with the due diligence and other acquisition related activities associated with the Nypro acquisition.

Research and Development. R&D expenses for fiscal year 2013 increased to $28.4 million (0.2% of net revenue) from $25.8 million (0.2% of net revenue) for fiscal year 2012. The increase was primarily due to new projects in targeted growth sectors, such as the emerging growth sector within DMS.

Amortization of Intangibles. We recorded $11.0 million of amortization of intangibles in fiscal year 2013 as compared to $12.9 million in fiscal year 2012. The decrease was primarily attributable to certain intangible assets that became fully amortized since August 31, 2012, partially offset by an increase to amortization expense associated with the finite-lived intangible assets acquired in connection with the acquisition of Nypro. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 7 – “Goodwill and Other Intangible Assets” and Note 16 – “Business Acquisitions” to the Consolidated Financial Statements.

Restructuring and Related Charges.

During fiscal year 2013, we recorded $80.5 million of restructuring and related charges related to the 2013 Restructuring Plan.

For further discussion of restructuring and related charges, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2014 Compared to Fiscal Year Ended August 31, 2013 — Restructuring and Related Charges.”

Other Expense. Other expense decreased to $6.1 million for fiscal year 2013 compared to $8.9 million for fiscal year 2012. The decrease was primarily due to $3.4 million of expense recognized during fiscal year 2012 related to fair value adjustments associated with customer warrants.

Interest Income. Interest income remained relatively constant at $1.8 million for fiscal year 2013 compared to $2.0 million for fiscal year 2012.

Interest Expense. We recorded $121.0 million of interest expense in fiscal year 2013 as compared to $106.1 million in fiscal year 2012. The increase was primarily due to incremental interest associated with the issuance of the 4.700% Senior Notes during the fourth quarter of fiscal year 2012 and increased borrowings associated with the Amended and Restated Credit Facility.

Income Tax Expense. Income tax expense reflects an effective tax rate of 2.3% for fiscal year 2013, as compared to an effective tax rate of 23.6% for fiscal year 2012. The effective tax rate decreased from the previous period primarily due to a $104.0 million partial release of the U.S. valuation allowance related to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets. The U.S. deferred tax liabilities from the Nypro acquisition primarily relate to undistributed earnings of foreign subsidiaries and non-deductible intangible assets. The effective tax rate also decreased due to the release of a non-U.S. valuation allowance. The fiscal year 2013 effective tax rate decreases were partially offset by restructuring costs with minimal related tax benefit in fiscal year 2013, a release of tax reserves related to a non-U.S. governmental tax audit in fiscal year 2012, and the mix of income or losses within the tax jurisdictions in which we operate.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to: (a) a partial release of the U.S. valuation allowance related to the U.S. deferred tax liabilities from the Nypro acquisition; (b) the release of a non-U.S. valuation allowance; (c) income in tax jurisdictions with lower statutory tax rates than the U.S.; (d) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore, and Vietnam and (e) income and losses in tax jurisdictions with existing valuation allowances. The majority of the tax incentive benefits expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, “Risk Factors – We are subject to the risk of increased taxes” and Note 5 – “Income Taxes” to the Consolidated Financial Statements for further discussion.

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

We are reporting “core” operating income and “core” earnings to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring and related charges, we may be making associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to evaluate these items and the limitations for purposes of analysis in excluding them.

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Operating income (U.S. GAAP)	$204,074	$452,419	$549,570
Amortization of intangibles	23,857	10,954	12,899
Stock-based compensation expense and related charges	8,994	62,574	74,944
Restructuring and related charges	85,369	80,513	—
Distressed customer charges	15,113	—	16,014
Acquisition costs and certain purchase accounting adjustments	—	10,037	—
Loss on disposal of subsidiaries	7,962	—	—
Impairment of notes receivable and related charges	—	25,597	—

Core operating income (Non-U.S. GAAP)	$345,369	$642,094	$653,427

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$241,313	$371,482	$394,687
Amortization of intangibles, net of tax	20,728	(13,286)	12,899
Stock-based compensation expense and related charges, net of tax	7,903	62,737	73,633
Restructuring and related charges, net of tax	72,892	78,138	—
Distressed customer charges, net of tax	10,243	—	16,014
Acquisition costs and certain purchase accounting adjustments, net of tax (a)	(9,064)	(70,358)	—
Loss on disposal of subsidiaries, net of tax	7,962	—	—
Impairment of notes receivable and related charges, net of tax	—	19,742	—
Income from discontinued operations, net of tax	(20,554)	(50,608)	(62,406)
Gain on sale of discontinued operations, net of tax	(223,299)	—	—

Core earnings (Non-U.S. GAAP)	$108,124	$397,847	434,827

Earnings per share: (U.S. GAAP)
Basic	$1.19	$1.83	$1.91
Diluted	$1.19	$1.79	$1.87

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.53	$1.96	$2.11
Diluted	$0.53	$1.91	$2.06

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP):
Basic	202,497	203,096	206,160

Diluted	202,497	207,815	211,181

Weighted average shares outstanding used in the calculations of earnings per share (Non-U.S. GAAP):
Basic	202,497	203,096	206,160

Diluted	204,269	207,815	211,181

(a)	The tax benefits primarily relate to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income in fiscal year 2014 decreased 46.2% to $345.4 million compared to $642.1 million in fiscal year 2013. Core earnings in fiscal year 2014 decreased 72.8% to $108.1 million compared to $397.8 million in fiscal year 2013. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year Ended August 31, 2014 Compared to Fiscal Year Ended August 31, 2013.

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2014 and 2013 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals and adjustments related to discontinued operations) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2014					Fiscal Year 2013
	Aug. 31, 2014	May 31, 2014	Feb. 28, 2014		Nov. 30, 2013	Aug. 31, 2013	May 31, 2013	Feb. 28, 2013	Nov. 30, 2012
	(in thousands, except per share data)
Net revenue	$4,056,245	$3,785,875	$3,577,315		$4,342,711	$4,513,694	$4,196,224	$4,168,001	$4,371,574
Cost of revenue	3,793,993	3,569,925	3,364,165		4,008,460	4,199,852	3,898,652	3,878,815	4,059,984

Gross profit	262,252	215,950	213,150		334,251	313,842	297,572	289,186	311,590
Operating expenses:
Selling, general and administrative	177,934	190,804	164,522		142,470	172,513	146,969	145,918	148,895
Research and development	7,224	5,729	6,604		9,054	7,075	6,475	7,655	7,207
Amortization of intangibles	5,677	5,679	6,180		6,321	4,363	2,221	2,204	2,166
Restructuring and related charges	19,717	12,446	32,203		21,003	57,331	23,182	—	—
Loss on disposal of subsidiaries	5,057	2,905	—		—	—	—	—	—
Impairment of notes receivable and related charges	—	—	—		—	—	25,597	—	—

Operating income (loss)	46,643	(1,613)	3,641		155,403	72,560	93,128	133,409	153,322
Other expense	3,090	1,520	1,850		1,177	1,550	1,422	1,554	1,569
Interest income	(1,632)	(1,060)	(341)		(708)	(550)	(381)	(393)	(489)
Interest expense	30,785	32,107	31,858		33,305	31,558	30,709	29,168	29,588

Income (loss) from continuing operations before tax	14,400	(34,180)	(29,726)		121,629	40,002	61,378	103,080	122,654
Income tax expense (benefit)	32,788	18,708	2,539		19,676	(73,685)	22,129	27,506	31,681

(Loss) income from continuing operations, net of tax	(18,388)	(52,888)	(32,265)		101,953	113,687	39,249	75,574	90,973

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(961)	2,699	2,704	(1)	16,112	13,103	10,379	12,515	14,611
(Loss) gain on sale of discontinued operations, net of tax	(6,243)	238,497	(8,955	)(1)	—	—	—	—	—

Discontinued operations, net of tax	(7,204)	241,196	(6,251)		16,112	13,103	10,379	12,515	14,611

Net (loss) income	(25,592)	188,308	(38,516)		118,065	126,790	49,628	88,089	105,584
Net income (loss) attributable to noncontrolling interests, net of tax	605	53	151		143	(229)	(455)	(444)	(263)

Net (loss) income attributable to Jabil Circuit, Inc.	$(26,197)	$188,255	$(38,667)		$117,922	$127,019	$50,083	$88,533	$105,847

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.10)	$(0.26)	$(0.16)		$0.50	$0.56	$0.20	$0.38	$0.45

Discontinued operations, net of tax	$(0.04)	$1.19	$(0.03)		$0.08	$0.06	$0.05	$0.06	$0.07

Net (loss) income	$(0.13)	$0.93	$(0.19)		$0.58	$0.63	$0.25	$0.44	$0.52

	Fiscal Year 2014				Fiscal Year 2013
	Aug. 31, 2014	May 31, 2014	Feb. 28, 2014	Nov. 30, 2013	Aug. 31, 2013	May 31, 2013	Feb. 28, 2013	Nov. 30, 2012
	(in thousands, except per share data)
Diluted:
(Loss) income from continuing operations, net of tax	$(0.10)	$(0.26)	$(0.16)	$0.49	$0.55	$0.19	$0.37	$0.44

Discontinued operations, net of tax	$(0.04)	$1.19	$(0.03)	$0.08	$0.06	$0.05	$0.06	$0.07

Net (loss) income	$(0.13)	$0.93	$(0.19)	$0.57	$0.61	$0.24	$0.43	$0.51

Weighted average shares outstanding:
Basic	198,053	202,008	205,251	204,762	202,959	202,648	202,458	204,318

Diluted	198,053	202,008	205,251	206,813	208,502	207,569	206,804	207,816

(1)	Reflects the reclassification of direct transaction costs from income (loss) from discontinued operations, net of tax, to gain on sale of discontinued operations, net of tax, during the third quarter of fiscal year 2014.

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2014				Fiscal Year 2013
	Aug. 31, 2014	May 31, 2014	Feb. 28, 2014	Nov. 30, 2013	Aug. 31, 2013	May 31, 2013	Feb. 28, 2013	Nov. 30, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.5	94.3	94.0	92.3	93.0	92.9	93.0	92.9

Gross profit	6.5	5.7	6.0	7.7	7.0	7.1	7.0	7.1
Operating expenses:
Selling, general and administrative	4.4	5.0	4.6	3.3	3.9	3.5	3.5	3.4
Research and development	0.2	0.2	0.2	0.2	0.1	0.2	0.2	0.2
Amortization of intangibles	0.1	0.2	0.2	0.1	0.1	0.1	0.1	0.1
Restructuring and related charges	0.5	0.3	0.9	0.5	1.3	0.6	—	—
Loss on disposal of subsidiaries	0.1	0.1	—	—	—	—	—	—
Impairment of notes receivable and related charges	—	—	—	—	—	0.6	—	—

Operating income (loss)	1.2	(0.1)	0.1	3.6	1.6	2.1	3.2	3.4
Other expense	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Interest income	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	0.8	0.8	0.9	0.8	0.7	0.7	0.7	0.7

Income (loss) from continuing operations before tax	0.4	(0.9)	(0.8)	2.8	0.9	1.4	2.5	2.7
Income tax expense (benefit)	0.8	0.5	0.1	0.5	(1.5)	0.5	0.7	0.7

(Loss) income from continuing operations, net of tax	(0.4)	(1.4)	(0.9)	2.3	2.4	0.9	1.8	2.0

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(0.0)	0.1	0.1	0.4	0.2	0.2	0.3	0.3
(Loss) gain on sale of discontinued operations, net of tax	(0.2)	6.3	(0.3)	—	—	—	—	—

Discontinued operations, net of tax	(0.2)	6.4	(0.2)	0.4	0.2	0.2	0.3	0.3

Net (loss) income	(0.6)	5.0	(1.1)	2.7	2.6	1.1	2.1	2.3
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	0.0	0.0	0.0	(0.0)	(0.0)	(0.0)	(0.0)

Net (loss) income attributable to Jabil Circuit, Inc.	(0.6)%	5.0%	(1.1)%	2.7%	2.6%	1.1%	2.1%	2.3%

Acquisitions and Expansion

As discussed in Note 16 – “Business Acquisitions” to the Consolidated Financial Statements, we completed our acquisition of Nypro during the fourth quarter of fiscal year 2013. Acquisitions are accounted for using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

Liquidity and Capital Resources

At August 31, 2014, we had cash and cash equivalent balances totaling $1.0 billion, total notes payable, long-term debt and capital lease obligations of $1.7 billion, $1.8 billion in available liquidity under our revolving credit facilities and up to $275.1 million in available liquidity under our trade accounts receivable securitization and uncommitted sale programs. We can offer no assurance under the uncommitted sales programs that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

Cash Flows

The following table sets forth, for the fiscal years ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Net cash provided by operating activities	$498,857	$1,213,889	$634,226
Net cash provided by (used in) investing activities	60,667	(1,374,462)	(605,870)
Net cash (used in) provided by financing activities	(576,819)	(22,993)	317,358
Effect of exchange rate changes on cash	6,171	(22,317)	(17,069)

Net (decrease) increase in cash and cash equivalents	$(11,124)	$(205,883)	$328,645

Net cash provided by operating activities for fiscal year 2014 was approximately $498.9 million. This resulted primarily from net income of $242.3 million, $487.3 million in non-cash depreciation and amortization expense, a $160.8 million decrease in inventories, a $83.1 million decrease in prepaid expenses and other current assets and $42.5 million in non-cash restructuring and related charges; which were partially offset by $230.9 million in non-cash gain on sale of discontinued operations, a $177.6 million decrease in accounts payable and accrued expenses and a $116.5 million increase in accounts receivable. The decrease in inventories was primarily a result of a continued focus on inventory management coupled with lower sales levels. The decrease in prepaid expenses and other current assets was primarily due to decreases in the deferred purchase price receivable under our asset-backed securitization programs due to lower levels of sales and the timing of cash funding provided by the unaffiliated conduits and financial institutions as well as decreases in advance deposits. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as decreased salary and salary related expenses associated with headcount reductions. The increase in accounts receivable was primarily driven by the timing of sales and collections activity.

Net cash provided by investing activities for fiscal year 2014 was $60.7 million. This consisted primarily of $531.2 million in proceeds from the sale of AMS and the sale of our controlling financial interests in two Nypro subsidiaries and $161.1 million in proceeds from the sale of property, plant and equipment, which included a one-time sale of approximately $121.9 million of equipment to a customer who allowed the equipment to remain on our premises on consignment; which were partially offset by capital expenditures of $624.1 million principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities for fiscal year 2014 was $576.8 million. This resulted from our receipt of approximately $6.2 billion of proceeds from borrowings under existing debt agreements, which primarily included $6.1 billion of borrowings under the Amended and Restated Credit Facility and $100.8 million of borrowings under various credit facilities with foreign subsidiaries. This was offset by repayments in an aggregate amount of approximately $6.4 billion during fiscal year 2014, which primarily included an aggregate of $6.3 billion of repayments under the Amended and Restated Credit Facility and approximately $99.9 million of repayments under various credit facilities with foreign subsidiaries. In addition, we paid $260.3 million, including commissions, to repurchase 13,680,382 of our common shares, $68.2 million in dividends to stockholders and $34.3 million (or 1,569,059 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $34.3 million of employee-owned common stock related to this vesting) during the fiscal year ended August 31, 2014.

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

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 3 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details on the programs.

Also, as described in Note 2 – “Discontinued Operations” to the Consolidated Financial Statements, on April 1, 2014, we completed the sale of our AMS business (except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction) for consideration of $725.0 million, which consisted of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. As a result of the sale, we have additional funds to finance certain of our needs.

a.	Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program are available at any one time. We decreased our North American asset-backed securitization program’s facility limit from $300.0 million to $200.0 million during the first quarter of fiscal year 2014. The North American asset-backed securitization program was renewed on October 21, 2014 and is scheduled to expire on October 20, 2017. Net cash proceeds up to a maximum of $75.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, are available at any one time. We decreased our foreign asset-backed securitization program’s facility limit from $200.0 million to $75.0 million during the fourth quarter of fiscal year 2014.

In connection with our asset-backed securitization programs, at August 31, 2014, we had sold $715.1 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $202.1 million, and a deferred purchase price receivable. At August 31, 2014, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $513.0 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets.

b.	Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In April 2014, the factoring agreement was extended through September 30, 2014, at which time it was automatically renewed for an additional six-month period.

During the fiscal year ended August 31, 2014, we sold $1.1 million of trade accounts receivable and received cash proceeds of $1.1 million.

c.	Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $350.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $350.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014 (during the fourth quarter of fiscal year 2014, we increased our uncommitted capacity from $150.0 million to $350.0 million). The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2015 as it was extended during the fourth quarter. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is scheduled to expire on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. A $200.0 million committed trade accounts receivable sale agreement was amended during the fourth quarter of fiscal year 2014 to decrease the committed capacity from $200.0 million to $0.0 million. A $40.0 million uncommitted trade accounts receivable sale agreement, which we were previously party to, was terminated effective March 19, 2014.

During the fiscal year ended August 31, 2014, we sold $1.9 billion of trade accounts receivable under these programs and we received cash proceeds of $1.9 billion.

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2014 and 2013 are summarized below (in thousands):

	August 31, 2014	August 31, 2013
7.750% Senior Notes due 2016 (a)	$308,659	$306,940
8.250% Senior Notes due 2018 (b)	398,665	398,284
5.625% Senior Notes due 2020 (c)	400,000	400,000
4.700% Senior Notes due 2022 (d)	500,000	500,000
Borrowings under credit facilities (e)	1,685	200,000
Borrowings under loans (f)	38,207	58,447
Capital lease obligations (g)	30,879	35,372
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes (h)	4,450	6,823

Total notes payable, long-term debt and capital lease obligations	1,682,545	1,905,866
Less current installments of notes payable, long-term debt and capital lease obligations	12,960	215,448

Notes payable, long-term debt and capital lease obligations, less current installments	$1,669,585	$1,690,418

(a)	During the fourth quarter of fiscal year 2009, we issued $312.0 million of seven-year, publicly-registered 7.750% notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(b)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% notes were exchanged for registered 8.250% notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(c)	During the first quarter of fiscal year 2011, we issued $400.0 million of ten-year publicly registered 5.625% notes (the “5.625% Senior Notes”) at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) and partially repay amounts outstanding under our foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(d)	During the fourth quarter of fiscal year 2012, we issued $500.0 million of ten-year publicly registered 4.700% notes (the “4.700% Senior Notes”) at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under our revolving Amended and Restated Credit Facility and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(e)	As of August 31, 2014, eight of our foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Five of the credit facilities are denominated in U.S. dollars, one is denominated in Brazilian reais, one is denominated in Russian rubles and one is denominated in Taiwan new dollar. The credit facilities incur interest at fixed and variable rates ranging from 0.8% to 19.0%.

On July 25, 2014, we entered into the Amended and Restated Credit Facility which provides for a revolving credit facility in the initial amount of $1.5 billion. The Amended and Restated Credit Facility may, subject to lenders’ discretion, potentially be increased up to $2.0 billion and terminates on July 25, 2019. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service and Moody’s Investors Service, and interest at our current rating level is subject to a permanent reduction if we meet a certain total debt to EBITDA ratio, all as more fully described in the Amended and Restated Credit Facility agreement. Interest is charged at a rate equal to either 0.000% to 0.650% above the base rate or 1.000% to 1.650% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s base rate, 0.50% above the federal funds rate, and 1.0% above one-month LIBOR, but not less than zero, and the Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum Debt to EBITDA Ratio (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the Amended and Restated Credit Facility agreement) and loss on sale of accounts receivable. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; limitation upon use of proceeds; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2014, we borrowed $6.1 billion against the Amended and Restated Credit Facility under multiple draws and repaid $6.3 billion under multiple payments. In addition, during the fourth quarter of fiscal year 2014, we borrowed $1.0 billion against the Amended and Restated Credit Facility under multiple draws and repaid $1.0 billion under multiple payments.

During the second quarter of fiscal year 2014, a foreign subsidiary of the Company entered into an uncommitted credit facility to finance its growth and any corresponding working capital needs. The credit facility provides for a revolving credit facility in the amount of up to $100.0 million with interest charged at a rate of LIBOR plus 1.7%.

(f)	During the third quarter of fiscal year 2012, we entered into a master lease agreement with a variable interest entity (the “VIE”) whereby we sell to and subsequently lease back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, we hold a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by us. We are the primary beneficiary of the VIE as we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, we consolidate the financial statements of the VIE and eliminate all intercompany transactions. At August 31, 2014, the VIE had approximately $37.7 million of total assets, of which approximately $36.9 million was comprised of a note receivable due from us, and approximately $37.0 million of total liabilities, of which approximately $36.9 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $36.9 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to our general credit only in the event that we default on our obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2014, we have borrowings outstanding to fund working capital needs. These additional loans total approximately $1.3 million, of which $0.9 million are denominated in Russian rubles and $0.4 million are denominated in U.S. dollars.

(g)	During the fourth quarter of fiscal year 2013, we acquired various capital lease obligations in connection with the acquisition of Nypro.
(h)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of our fair value hedges, see Note 13 - “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements

Under our 7.750%, 8.250%, 5.625% and 4.700% Senior Notes, we are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of our 7.750%, 8.250%, 5.625% or 4.700% Senior Notes upon a “change of control repurchase event.”

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the Amended and Restated Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. At August 31, 2014 and 2013, we were in compliance with all covenants under the Amended and Restated Credit Facility, respectively and our securitization programs.

Uses

On October 17, 2013, January 22, 2014, April 17, 2014, and July 23, 2014, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2013, February 14, 2014, May 15, 2014, and August 15, 2014, respectively. Of the total cash dividend declared on October 17, 2013 of $17.2 million, $16.5 million was paid on December 2, 2013. Of the total cash dividend declared on January 22, 2014 of $17.0 million, $16.3 million was paid on March 3, 2014. Of the total cash dividend declared on April 17, 2014 of $16.7 million, $16.0 million was paid on June 2, 2014. Of the total cash dividend declared on July 23, 2014 of $16.3 million, $15.6 million was paid on September 2, 2014. The remaining $0.7 million that was not paid during each quarter is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In December 2013, our Board of Directors authorized the repurchase of up to $200.0 million of our common shares during the twelve month period following their authorization. We repurchased 10.7 million shares during the fiscal year ended August 31, 2014, which utilized the entire $200.0 million authorized by the Board of Directors.

In July 2014, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. We repurchased 3.0 million shares during the fourth quarter of fiscal year 2014, which utilized approximately $60.0 million of the $100.0 million authorized by our Board of Directors. In addition, following the end of fiscal year 2014, we repurchased 2.0 million shares for approximately $40.0 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

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

At August 31, 2014, we had approximately $1.0 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $808.8 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

We intend to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $221.2 million to our U.S. operations. Therefore, we recorded a deferred tax liability of approximately $77.8 million based on the anticipated U.S. income taxes of the repatriation. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $350.0 million to $450.0 million, principally for maintenance levels of machinery and equipment, information technology infrastructure upgrades and investments to support ongoing growth in our DMS operations. We believe that our level of resources, which include cash on hand, (recently increased due to our receipt of proceeds from the sale of our AMS business on April 1, 2014), available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our $200.0 million North American asset-backed securitization program was renewed on October 21, 2014 and is scheduled to expire on October 20, 2017 and our $75.0 million foreign asset-backed securitization program is scheduled to expire on May 15, 2015. We may be unable to renew either of these programs. The $350.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2015 as it was extended during the fourth quarter. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is scheduled to expire on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. A $40.0 million uncommitted trade accounts receivable sale agreement, which we were previously party to, was terminated effective March 19, 2014. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of August 31, 2014 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,678,095	$12,960	$339,013	$401,077	$925,045
Future interest on notes payable, long-term debt and capital lease obligations (b)	520,221	106,534	184,798	113,585	115,304
Operating lease obligations	394,582	83,108	125,645	72,541	113,288
Non-cancelable purchase order obligations (c)	126,888	111,398	15,490	—	—
Pension and postretirement contributions and payments (d)	13,217	4,509	1,332	1,963	5,413
Capital commitments (e)	900	900	—	—	—

Total contractual cash obligations (f)	$2,733,903	$319,409	$666,278	$589,166	$1,159,050

(a)	The above table excludes a $4.5 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable, long-term debt and capital lease obligations pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these future interest payments.
(c)	Consists of purchase commitments entered into as of August 31, 2014 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans during fiscal year 2015 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2015 through 2024. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $9.1 million as of August 31, 2014.
(f)	At August 31, 2014, we have $1.3 million and $87.6 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values. At August 31, 2014, except for certain foreign currency contracts with a notional amount outstanding of $626.9 million and a fair value of $6.1 million recorded in prepaid expenses and other current assets and $1.5 million recorded in other accrued expenses and deferred income, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at August 31, 2014 that do not qualify as accounting hedges was $1.2 billion. The fair values of these contracts amounted to a $8.0 million asset recorded in prepaid expenses and other current assets and a $2.2 million liability recorded to other accrued expenses and deferred income on our Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at August 31, 2014. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of August 31, 2014, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2014, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At August 31, 2014, the hedge accounting adjustment recorded is $4.5 million in the Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $0.9 million in borrowings outstanding under these facilities at August 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 8 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. Management’s report on internal control over financial reporting as of August 31, 2014 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered certified public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2014, which is incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2014, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1 - Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2014.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2014.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation Discussion & Analysis” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2014.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2014.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Plans approved by security holders:
2002 Stock Incentive Plan	5,372,401	(1)	$26.40	NA
2002 FSOP Plan	21,340		$24.02	NA
2011 Stock Award and Incentive Plan	—		NA	10,823,646
2002 Employee Stock Purchase Plan	NA		NA	NA
2011 Employee Stock Purchase Plan	NA		NA	3,265,640
Restricted Stock Awards	9,800,942	(2)	NA	NA

Subtotal	15,194,683			14,089,286
Plans not approved by security holders:	—		—	—

Subtotal	—			—

Total	15,194,683			14,089,286

(1)	Amount reflects the number of shares of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Amount reflects the number of shares issuable upon vesting of restricted stock awards granted under the 2002 Stock Incentive Plan and 2011 Stock Award and Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(3)	The weighted-average exercise price does not take into account the shares issuable upon vesting of restricted stock awards and restricted stock unit awards, which are not options, warrants or rights and have no exercise price.
(4)	All of the shares available for future issuance under the 2011 Stock Award and Incentive Plan may be issued in connection with options, warrants, rights, restricted stock or other stock-based awards.

See Note 11 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Related Party Transactions - Certain Related Party Transactions” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2014.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Certified Public Accounting Firm – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit, Audit Related and Permissible Non-Audit Services” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered certified public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 61 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 61 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014. Management based this assessment on the framework as established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2014, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered certified public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 21, 2014

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Jabil Circuit, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jabil Circuit, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2014 of Jabil Circuit, Inc. and subsidiaries and our report dated October 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

October 21, 2014

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jabil Circuit, Inc. and subsidiaries at August 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 21, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

October 21, 2014

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,000,249	$1,011,373
Accounts receivable, net of allowance for doubtful accounts	1,208,516	1,168,954
Inventories	2,008,077	2,118,716
Prepaid expenses and other current assets	1,035,162	1,141,919
Income taxes receivable	22,400	12,269
Deferred income taxes	64,944	45,650
Assets of discontinued operations	19,669	321,364

Total current assets	5,359,017	5,820,245
Property, plant and equipment, net of accumulated depreciation	2,271,705	2,309,320
Goodwill	383,644	349,011
Intangible assets, net of accumulated amortization	244,056	260,434
Deferred income taxes	92,702	91,383
Other assets	128,622	100,801
Non-current assets of discontinued operations	—	222,587

Total assets	$8,479,746	$9,153,781

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$12,960	$215,448
Accounts payable	3,060,814	3,191,328
Accrued compensation and employee benefits	421,884	411,564
Other accrued expenses and deferred income	785,599	805,524
Income taxes payable	27,623	38,323
Deferred income taxes	5,094	6,004
Liabilities of discontinued operations	7,123	196,243

Total current liabilities	4,321,097	4,864,434
Notes payable, long-term debt and capital lease obligations, less current installments	1,669,585	1,690,418
Other liabilities	79,471	77,145
Income tax liabilities	87,555	76,315
Deferred income taxes	61,670	58,047
Non-current liabilities of discontinued operations	—	31,855

Total liabilities	6,219,378	6,798,214

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 243,930,983 and 237,732,562 shares issued and 194,113,850 and 203,164,870 shares outstanding at August 31, 2014 and August 31, 2013, respectively	244	238
Additional paid-in capital	1,874,219	1,853,409
Retained earnings	1,245,772	1,071,175
Accumulated other comprehensive income	86,962	81,248
Treasury stock at cost, 49,817,133 and 34,567,692 shares at August 31, 2014 and August 31, 2013, respectively	(965,369)	(670,783)

Total Jabil Circuit, Inc. stockholders’ equity	2,241,828	2,335,287
Noncontrolling interests	18,540	20,280

Total equity	2,260,368	2,355,567

Total liabilities and equity	$8,479,746	$9,153,781

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2014	2013	2012
Net revenue	$15,762,146	$17,249,493	$16,140,705
Cost of revenue	14,736,543	16,037,303	14,979,754

Gross profit	1,025,603	1,212,190	1,160,951
Operating expenses:
Selling, general and administrative	675,730	614,295	572,645
Research and development	28,611	28,412	25,837
Amortization of intangibles	23,857	10,954	12,899
Restructuring and related charges	85,369	80,513	—
Loss on disposal of subsidiaries	7,962	—	—
Impairment of notes receivable and related charges	—	25,597	—

Operating income	204,074	452,419	549,570
Other expense	7,637	6,095	8,935
Interest income	(3,741)	(1,813)	(2,002)
Interest expense	128,055	121,023	106,088

Income from continuing operations before tax	72,123	327,114	436,549
Income tax expense	73,711	7,631	102,866

(Loss) income from continuing operations, net of tax	(1,588)	319,483	333,683

Discontinued operations
Income from discontinued operations, net of tax	20,554	50,608	62,406
Gain on sale of discontinued operations, net of tax	223,299	—	—

Discontinued operations, net of tax	243,853	50,608	62,406

Net income	242,265	370,091	396,089
Net income (loss) attributable to noncontrolling interests, net of tax	952	(1,391)	1,402

Net income attributable to Jabil Circuit, Inc.	$241,313	$371,482	$394,687

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.01)	$1.58	$1.61

Discontinued operations, net of tax	$1.20	$0.25	$0.30

Net income	$1.19	$1.83	$1.91

Diluted:
(Loss) income from continuing operations, net of tax	$(0.01)	$1.54	$1.57

Discontinued operations, net of tax	$1.20	$0.24	$0.30

Net income	$1.19	$1.79	$1.87

Weighted average shares outstanding:
Basic	202,497	203,096	206,160

Diluted	202,497	207,815	211,181

Cash dividends declared per share	$0.32	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2014	2013	2012
Net income	$242,265	$370,091	$396,089

Other comprehensive income:
Foreign currency translation adjustment, net of tax	(2,183)	(23,522)	(79,323)
Changes in fair value of derivative instruments, net of tax	2,469	(182)	2,637
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	7,153	2,285	1,382
Unrealized loss on available for sale securities, net of tax	(1,513)	—	—
Actuarial loss, net of tax	(446)	(4,475)	(13,094)
Prior service cost, net of tax	234	867	(33)

Total other comprehensive income(loss)	5,714	(25,027)	(88,431)

Comprehensive income	$247,979	$345,064	$307,658
Comprehensive income (loss) attributable to noncontrolling interests	952	(1,391)	1,402

Comprehensive income attributable to Jabil Circuit, Inc.	$247,027	$346,455	$306,256

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2011	203,416,503	$225	$1,649,431	$441,793	$194,706	$(419,035)	$16,703	$1,883,823
Shares issued upon exercise of stock options	959,796	1	13,246	—	—	—	—	13,247
Shares issued under employee stock purchase plan	754,598	1	12,753	—	—	—	—	12,754
Vesting of restricted stock awards	5,700,819	5	(5)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,590,721)	—	—	—	—	(31,205)	—	(31,205)
Treasury shares purchased	(3,212,418)	—	—	—	—	(70,991)	—	(70,991)
Recognition of stock-based compensation	—	—	81,255	—	—	—	—	81,255
Excess tax benefit of stock awards	—	—	825	—	—	—	—	825
Declared dividends	—	—	—	(69,213)	—	—	—	(69,213)
Comprehensive income	—	—	—	394,687	(88,154)	—	1,402	307,935
Declared dividends to noncontrolling interests	—	—	—	(333)	—	—	—	(333)
Purchase of noncontrolling interests	—	—	(4,658)	—	(277)	—	(15,566)	(20,501)
Capital contribution of noncontrolling interests	—	—	—	—	—	—	300	300
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(561)	(561)

Balance at August 31, 2012	206,028,577	$232	$1,752,847	$766,934	$106,275	$(521,231)	$2,278	$2,107,335

Shares issued upon exercise of stock options	256,419	5	3,361	—	—	—	—	3,366
Shares issued under employee stock purchase plan	902,691	1	14,918	—	—	—	—	14,919
Vesting of restricted stock awards	4,504,249	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,184,162)	—	—	—	—	(20,290)	—	(20,290)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Treasury shares purchased	(7,342,904)	—	—	—	—	(129,262)	—	(129,262)
Recognition of stock-based compensation	—	—	67,824	—	—	—	—	67,824
Excess tax benefit of stock awards	—	—	14,459	—	—	—	—	14,459
Declared dividends	—	—	—	(67,241)	—	—	—	(67,241)
Comprehensive income	—	—	—	371,482	(25,027)	—	(1,391)	345,064
Acquisition of noncontrolling interests	—	—	—	—	—	—	36,548	36,548
Purchase of noncontrolling interests	—	—	—	—	—	—	(17,500)	(17,500)
Capital contribution of noncontrolling interests	—	—	—	—	—	—	316	316
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	29	29

Balance at August 31, 2013	203,164,870	$238	$1,853,409	$1,071,175	$81,248	$(670,783)	$20,280	$2,355,567

Shares issued upon exercise of stock options	1,251	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,077,071	6	15,767	—	—	—	—	15,773
Vesting of restricted stock awards	5,120,099	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,569,059)	—	—	—	—	(34,312)	—	(34,312)
Treasury shares purchased	(13,680,382)	—	—	—	—	(260,274)	—	(260,274)
Recognition of stock-based compensation	—	—	8,186	—	—	—	—	8,186
Excess tax benefit of stock awards	—	—	(2,396)	—	—	—	—	(2,396)
Declared dividends	—	—	—	(66,716)	—	—	—	(66,716)
Comprehensive income	—	—	—	241,313	5,714	—	952	247,979
Adjustment of noncontrolling interests	—	—	—	—	—	—	5,174	5,174
Purchase of noncontrolling interests	—	—	(747)	—	—	—	(973)	(1,720)
Sale of noncontrolling interest	—	—	—	—	—	—	(6,898)	(6,898)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	5	5

Balance at August 31, 2014	194,113,850	$244	$1,874,219	$1,245,772	$86,962	$(965,369)	$18,540	$2,260,368

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$242,265	$370,091	$396,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	487,278	418,117	353,492
Gain on sale of discontinued operations	(230,878)	—	—
Restructuring and related charges	42,534	2,058	—
Provision for allowance for doubtful accounts	16,268	—	15,427
Recognition of stock-based compensation expense and related charges	10,624	68,383	81,405
Deferred income taxes	(38,971)	(123,165)	(9,201)
Impairment of notes receivable and related charges	—	25,597	—
Excess tax benefit related to stock awards	(782)	(14,605)	(885)
Loss on disposal of subsidiaries	7,962	—	—
Other, net	6,916	10,558	10,136
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(116,458)	750	(22,626)
Inventories	160,790	50,229	(53,268)
Prepaid expenses and other current assets	83,128	(82,756)	(141,526)
Other assets	(5,038)	(5,025)	(2,745)
Accounts payable and accrued expenses	(177,586)	485,972	21,955
Income taxes	10,805	7,685	(14,027)

Net cash provided by operating activities	498,857	1,213,889	634,226

Cash flows from investing activities:
Proceeds from sale of discontinued operations and subsidiaries, net of cash	531,189	—	—
Acquisition of property, plant and equipment	(624,060)	(736,858)	(497,697)
Cash paid for business and intangible asset acquisitions, net of cash acquired	—	(650,054)	(125,098)
Proceeds from sale of property, plant and equipment	161,138	15,792	16,408
Cost of receivables acquired, net of cash collections	—	—	517
Issuance of notes receivable	(4,000)	—	—
Investments in non-marketable equity securities	(3,600)	(3,342)	—

Net cash provided by (used in) investing activities	60,667	(1,374,462)	(605,870)

Cash flows from financing activities:
Borrowings under debt agreements	6,175,953	5,764,400	9,233,414
Payments toward debt agreements	(6,400,089)	(5,586,738)	(8,748,420)
Payments to acquire treasury stock	(260,274)	(129,262)	(70,991)
Dividends paid to stockholders	(68,211)	(67,181)	(65,240)
Dividends paid to noncontrolling interest	—	—	(333)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	15,771	18,285	26,003
Debt issuance costs	(2,936)	—	(6,254)
Treasury stock minimum tax withholding related to vesting of restricted stock	(34,312)	(20,290)	(31,205)
Sale of noncontrolling interest, net of cash	(1,783)	—	—
Cash paid to purchase noncontrolling interest	(1,720)	(17,500)	(20,501)
Excess tax benefit related to stock awards	782	14,605	885
Capital contribution to noncontrolling interest	—	316	—
Bank overdraft	—	372	—

Net cash (used in) provided by financing activities	(576,819)	(22,993)	317,358

Effect of exchange rate changes on cash and cash equivalents	6,171	(22,317)	(17,069)

Net (decrease) increase in cash and cash equivalents	(11,124)	(205,883)	328,645
Cash and cash equivalents at beginning of fiscal year	1,011,373	1,217,256	888,611

Cash and cash equivalents at end of fiscal year	$1,000,249	$1,011,373	$1,217,256

Supplemental disclosure information:
Interest paid, net of capitalized interest	$118,689	$102,614	$95,488

Income taxes paid, net of refunds received	$118,271	$128,780	$139,094

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, defense, digital home, energy, healthcare, industrial, instrumentation, lifestyles, mobility, mold, networking, packaging, peripherals, storage, telecommunications and wearable technology industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe and Asia.

Significant accounting policies followed by the Company are as follows:

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company, and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the information have been included. The Company has made certain reclassification adjustments to conform prior periods’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements to the current presentation, including adjustments related to discontinued operations. Refer to Note 2 – “Discontinued Operations” and Note 12 – “Concentration of Risk and Segment Data” for further details.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds with original maturities of 90 days or less. At August 31, 2014 and 2013 there were $9.6 million and $6.5 million of cash equivalents, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of fair value given the short-term nature of these financial instruments.

d. Inventories

Inventories are stated at the lower of cost or market and use a first in, first out (FIFO) method.

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

h. Revenue Recognition

The Company’s net revenue is principally from the manufacturing services of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. The Company generally assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statement of Operations on a net basis. The Company records shipping and handling costs reimbursed by the customer in revenue.

i. Accounts Receivable

Accounts receivable consist of trade receivables, notes receivable and miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $2.0 million and $2.6 million were recorded at August 31, 2014 and 2013, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

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

k. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2014	2013	2012
Numerator:
(Loss) income from continuing operations, net of tax	$(1,588)	$319,483	$333,683
Net income (loss) attributable to noncontrolling interests, net of tax	952	(1,391)	1,402

(Loss) income from continuing operations attributable to Jabil Circuit, Inc., net of tax	$(2,540)	$320,874	$332,281
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	243,853	50,608	62,406

Net income attributable to Jabil Circuit, Inc.	$241,313	$371,482	$394,687

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	202,497	203,096	206,160

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	—	33	315
Dilutive unvested restricted stock awards	—	4,686	4,706

Denominator for diluted earnings per share	202,497	207,815	211,181

(Loss) earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
(Loss) income from continuing operations, net of tax	$(0.01)	$1.58	$1.61

Discontinued operations, net of tax	$1.20	$0.25	$0.30

Net income	$1.19	$1.83	$1.91

Diluted:
(Loss) income from continuing operations, net of tax	$(0.01)	$1.54	$1.57

Discontinued operations, net of tax	$1.20	$0.24	$0.30

Net income	$1.19	$1.79	$1.87

No potential common shares relating to outstanding stock awards have been included in the computation of diluted earnings per share as a result of the Company’s loss from continuing operations for fiscal year 2014. The Company accordingly excluded from the computation of diluted earnings per share 3,373,275 restricted stock awards, options to purchase 1,870,150 shares of common stock and 3,864,131 stock appreciation rights for fiscal year 2014.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. Refer to Note 3 – “Trade Accounts Receivable Securitization and Sale Programs”, Note 8 – “Notes Payable, Long-Term Debt and Capital Lease Obligations”, Note 9 – “Postretirement and Other Employee Benefits” and Note 13 –“Derivative Financial Instruments and Hedging Activities” for disclosure surrounding the fair value of the Company’s deferred purchase price receivables, debt obligations, pension plan assets and derivative financial instruments, respectively.

Refer to Note 2 – “Discontinued Operations” for discussion of the Company’s Senior Non-Convertible Cumulative Preferred Stock. The Senior Non-Convertible Cumulative Preferred Stock is valued each reporting period using unobservable inputs (Level 3 inputs) based on an interest rate lattice model and is classified as an available for sale security with unrealized gain (loss) recorded to accumulated other comprehensive income (loss) (“AOCI”). The unobservable inputs have an immaterial impact on the fair value calculation of the Senior Non-Convertible Cumulative Preferred Stock. At August 31, 2014, the fair value was $33.5 million, and is included within other assets on the Consolidated Balance Sheets.

n. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $9.0 million, $62.6 million and $74.9 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Consolidated Statements of Operations for fiscal years 2014, 2013, and 2012, respectively. During the fiscal year ended August 31, 2014, the Company recorded a $45.8 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded an additional tax benefit (expense) related to the stock-based compensation expense of $1.1 million, $(0.2) million and $1.3 million, which is included in income tax expense within the Consolidated Statements of Operations for fiscal years 2014, 2013 and 2012, respectively. Included in the compensation expense recognized by the Company is $4.7 million, $4.0 million and $4.0 million related to the Company’s employee stock purchase plan (“ESPP”) during fiscal years 2014, 2013 and 2012, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2014 and 2013, $0.3 million of stock-based compensation costs were classified as inventories on the Consolidated Balance Sheets.

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for fiscal years 2014, 2013 and 2012 was $15.8 million, $18.3 million and $26.0 million, respectively. The proceeds for fiscal years 2014, 2013 and 2012 were offset by $34.3 million, $20.3 million and $31.2 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 1,569,059 shares, 1,184,162 shares and 1,590,721 shares of the Company’s common stock during the fiscal years ended August 31, 2014, 2013 and 2012, respectively. The shares have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 11 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.

o. Comprehensive Income

Comprehensive income is the changes in equity of an enterprise except those resulting from stockholder transactions.

The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2014 (in thousands):

	Foreign currency translation adjustment	Derivative instruments	Actuarial loss	Prior service cost	Unrealized loss on available for sale securities	Total
Balance at August 31, 2013	$125,594	$(5,050)	$(40,258)	$962	—	$81,248
Other comprehensive income before reclassifications	8,652	2,469	(2,700)	432	(1,513)	7,340
Amounts reclassified from AOCI	(10,835)	7,153	2,254	(198)	—	(1,626)

Other comprehensive income	(2,183)	9,622	(446)	234	(1,513)	5,714

Balance at August 31, 2014	$123,411	$4,572	$(40,704)	$1,196	$(1,513)	$86,962

The unrealized losses on derivative instruments recorded to AOCI during fiscal years 2014 and 2013 are net of tax benefits of $13.6 million and $14.1 million, respectively. The actuarial loss and prior service cost recorded to AOCI at August 31, 2014 are net of a tax benefit (expense) of $8.1 million and $(0.4) million, respectively. The actuarial loss and prior service cost recorded to AOCI at August 31, 2013 are net of a tax benefit (loss) of $6.9 million and $(0.3) million, respectively.

The following table sets forth the amounts reclassified out of AOCI, net of tax, during the fiscal year ended August 31, 2014 (in thousands):

Details about AOCI Components	Amounts Reclassified from AOCI during the fiscal year ended August 31, 2014	Affected Line Item in the Consolidated Statement of Operations
Foreign currency translation adjustments	$10,835	Gain on sale of discontinued operations, net of tax

Gains (losses) on derivative instruments:
Forward foreign exchange contracts	$(3,475)	Net revenue
Forward foreign exchange contracts	1,106	Cost of revenue
Forward foreign exchange contracts	(258)	Selling, general and administrative
Forward foreign exchange contracts	(576)	Income from discontinued operations, net of tax
Interest rate swap	(3,950)	Interest expense

Total loss on derivative instruments	$(7,153)

Defined benefit pension plan items:
Recognized actuarial loss	(2,817)	(a)
Recognized actuarial gain	563	Gain on sale of discontinued operations, net of tax

Total actuarial loss	$(2,254)

Amortization of prior service cost	$198	(a)

Total reclassified	$1,626

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. Refer to Note 9 – “Postretirement and Other Employee Benefits” for additional details.

p. Derivative Instruments

All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. The Company does not intend to use derivative financial instruments for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the Consolidated Statement of Operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. Refer to Note 13 – “Derivative Financial Instruments and Hedging Activities” for further discussion surrounding the Company’s derivative instruments.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The final purchase price was reduced by $92.3 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business, and this adjustment is subject to final reconciliation. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations due to certain regulatory approvals that are still pending in that jurisdiction. As a result, $20.0 million associated with the Malaysian operations was included in escrow until the closing of the Malaysian operations, which is anticipated to occur once such approvals are obtained. In connection with the AMS transaction, the Company entered into a transition services agreement effective April 1, 2014 to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor. This agreement is not material and the continuing cash flows are not significant. As of August 31, 2014, the Malaysian operations meet the criteria for classification as held for sale reporting and AMS meets the criteria for discontinued operations reporting because the Company does not have any significant continuing involvement in the operations of AMS after the disposal transaction and the operations and cash flows of AMS have been eliminated from the ongoing operations of the Company as a result of the disposal transaction.

The Company recognized a gain on sale of discontinued operations, net of tax, of approximately $223.3 million for the fiscal year ended August 31, 2014. The Company incurred direct transaction costs in connection with the sale of approximately $16.5 million during the fiscal year ended August 31, 2014, which is included in gain on sale of discontinued operations, net of tax. The income tax expense recognized on the gain on sale of discontinued operations during the fiscal year ended August 31, 2014 was significantly reduced to $7.6 million primarily due to the utilization of net operating loss related deferred tax assets with corresponding valuation allowances. At April 1, 2014, the fair value of the Senior Non-Convertible Cumulative Preferred Stock was approximately $33.2 million, which is included in gain on sale of discontinued operations, net of tax.

For all periods presented, the operating results associated with this business have been reclassified into income from discontinued operations, net of tax in the Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Fiscal year ended August 31,
	2014	2013	2012
Net revenue	$586,652	$1,087,401	$1,011,236

Income from discontinued operations, before tax	$26,694	$58,950	$72,351
Income tax expense	6,140	8,342	9,945

Income from discontinued operations, net of tax	$20,554	$50,608	$62,406

Gain on sale of discontinued operations, before tax	$230,878	$—	$—
Income tax expense	7,579	—	—

Gain on sale of discontinued operations, net of tax	$223,299	$—	$—

Discontinued operations, net of tax	$243,853	$50,608	$62,406

3. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2014, 2013 and 2012 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 20, 2017 (as the program was renewed on October 21, 2014), and its foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million for the North American asset-backed securitization program are available at any one time. The Company decreased its North American asset-backed securitization program’s facility limit from $300.0 million to $200.0 million during the first quarter of fiscal year 2014. In connection with the AMS transaction, on January 31, 2014, certain subsidiaries of the Company terminated their sale of receivables under the North American asset-backed securitization program. Net cash proceeds of up to a maximum of $75.0 million for the foreign asset-backed securitization program are available at any one time. The Company decreased its foreign asset-backed securitization program’s facility limit from $200.0 million to $75.0 million during the fourth quarter of fiscal year 2014.

In connection with the asset-backed securitization programs, the Company sold $8.0 billion, $9.0 billion and $8.4 billion of eligible trade accounts receivable during the fiscal years ended August 31, 2014, 2013 and 2012, respectively. In exchange, the Company received cash proceeds of $7.4 billion, $8.5 billion and $8.0 billion during the fiscal years ended August 31, 2014, 2013 and 2012, respectively, (of which approximately $4.0 million, $54.2 million and $0.0 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At August 31, 2014, 2013 and 2012, the net deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $513.0 million, $541.2 million and $477.5 million, respectively. The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the five year unsecured credit facility amended as of July 25, 2014 (the “Amended and Restated Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $3.6 million, $4.3 million and $5.6 million during the fiscal years ended August 31, 2014, 2013 and 2012, respectively, which are recorded to other expense within the Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Consolidated Statements of Operations in the period of the sale. In April 2014, the factoring agreement was extended through September 30, 2014, at which time it was automatically renewed for an additional six-month period.

The Company sold $1.1 million, $31.2 million and $76.0 million of trade accounts receivable during fiscal years 2014, 2013 and 2012, respectively, and in exchange, received cash proceeds of $1.1 million, $31.2 million and $76.0 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for fiscal years 2014, 2013 and 2012 were not material, and were recorded to other expense within the Consolidated Statements of Operations.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $350.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $350.0 million trade accounts receivable sale agreement is an uncommitted facility that was renewed during the first quarter of fiscal year 2014 and is scheduled to expire on November 28, 2014 (during the fourth quarter of fiscal year 2014, the Company increased its uncommitted capacity from $150.0 million to $350.0 million). The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the second quarter of fiscal year 2014 and is subject to expiration on August 31, 2015 as it was extended during the fourth quarter. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2014 and is scheduled to expire on November 1, 2014, although any party may elect to terminate the agreement upon 15 days prior notice. The agreement will be automatically extended each year for additional 365 day periods until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. A $200.0 million committed trade accounts receivable sale agreement was amended during the fourth quarter of fiscal year 2014 to decrease the committed capacity from $200.0 million to $0.0 million. A $40.0 million uncommitted trade accounts receivable sale agreement, which the Company was previously party to, was terminated effective March 19, 2014.

During fiscal years 2014, 2013 and 2012, the Company sold $1.9 billion, $2.4 billion and $2.1 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $1.9 billion, $2.4 billion and $2.1 billion, respectively. The resulting losses on the sales of trade accounts receivable during fiscal years 2014, 2013 and 2012 were not material, and were recorded to other expense within the Consolidated Statements of Operations.

4. Inventories

Inventories consist of the following (in thousands):

	August 31,
	2014	2013
Raw materials	$1,096,299	$1,274,588
Work in process	537,033	526,476
Finished goods	374,745	317,652

	$2,008,077	$2,118,716

5. Income Taxes

a. Provision for Income Taxes

Income (loss) from continuing operations before income tax expense and noncontrolling interests is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
U.S.	$(129,764)	$(157,454)	$(172,820)
Non-U.S.	201,887	484,568	609,369

	$72,123	$327,114	$436,549

Income tax expense (benefit) is summarized below (in thousands):

Fiscal Year Ended August 31,		Current	Deferred	Total
2014:	U.S. – Federal	$3,047	$(9,108)	$(6,061)
	U.S. – State	319	(3,606)	(3,287)
	Non-U.S.	107,819	(24,760)	83,059

		$111,185	$(37,474)	$73,711

2013:	U.S. – Federal	$4,762	$(109,304)	$(104,542)
	U.S. – State	226	3,044	3,270
	Non-U.S.	129,908	(21,005)	108,903

		$134,896	$(127,265)	$7,631

2012:	U.S. – Federal	$2,072	$(152)	$1,920
	U.S. – State	82	—	82
	Non-U.S.	118,333	(17,469)	100,864

		$120,487	$(17,621)	$102,866

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to the actual income tax expense are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Tax at U.S. federal statutory income tax rate (35%)	$25,243	$114,490	$152,792
State income taxes, net of federal tax benefit	(3,740)	(6,285)	(4,013)
Impact of foreign tax rates	(19,621)	(130,732)	(105,746)
Permanent impact of non-deductible cost	10,995	12,815	1,589
Income tax credits	(5,632)	(7,170)	(11,258)
Changes in tax rates on deferred tax assets and liabilities	(23,432)	7,416	(9,048)
Valuation allowance	47,697	(45,502)	53,490
Non-deductible equity compensation	31,236	21,477	6,655
Impact of intercompany charges	9,376	30,360	1,742
Other, net	1,589	10,762	16,663

Total income tax expense	$73,711	$7,631	$102,866

For the fiscal year ended August 31, 2014, the impact of foreign tax rates change was due to the decrease of income in low tax-rate jurisdictions. The changes in tax rates on deferred tax assets and liabilities decreased due to the enactment of the Mexico 2014 tax reform. For the fiscal year ended August 31, 2013, the valuation allowance decrease was from the partial release of the U.S. valuation allowance due to the Nypro acquisition.

The Company has been granted tax incentives for its Brazilian, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The majority of the tax incentive benefits expire through 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income from continuing operations during the fiscal years ended August 31, 2014, 2013 and 2012, resulting in a tax benefit of approximately $14.6 million ($0.07 per basic share), $51.5 million ($0.25 per basic share) and $42.5 million ($0.21 per basic share), respectively. The benefits of these incentives are recorded as the impact of foreign tax rates and income tax credits.

For the fiscal year ended August 31, 2014, the Company recorded out-of-period adjustments that increased net income from continuing operations by approximately $17.1 million, which related to fiscal year 2013 income tax benefit adjustments that were recorded in fiscal year 2014. The Company assessed and concluded that these adjustments are not material to either the consolidated quarterly or annual financial statements for all impacted periods.

b. Deferred Tax Assets and Liabilities

The current and noncurrent net deferred tax assets are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2014	2013
Current deferred tax assets	$64,944	$45,650
Current deferred tax liabilities	(5,094)	(6,004)
Noncurrent deferred tax assets	92,702	91,383
Noncurrent deferred tax liabilities	(61,670)	(58,047)

Total net deferred tax assets	$90,882	$72,982

The significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forward	$236,169	$272,117
Receivables	7,847	3,567
Inventories	10,139	9,285
Compensated absences	8,396	8,221
Accrued expenses	71,007	45,142
Property, plant and equipment, principally due to differences in depreciation and amortization	23,830	7,555
U.S. federal and state tax credits	63,655	27,048
Foreign jurisdiction tax credits	17,715	18,617
Equity compensation – U.S.	23,101	60,765
Equity compensation – Non-U.S.	4,307	8,886
Cash flow hedges	5,294	7,455
Other	11,432	20,317

Total deferred tax assets before valuation allowances	482,892	488,975
Less valuation allowances	(261,285)	(280,755)

Net deferred tax assets	$221,607	$208,220

Deferred tax liabilities:
Unremitted earnings of non-U.S. subsidiaries	81,514	80,000
Intangible assets	44,637	43,867
Other	4,574	11,371

Total deferred tax liabilities	$130,725	$135,238

Net deferred tax assets	$90,882	$72,982

As of August 31, 2014, the Company had federal, state and foreign income tax net operating loss carry forwards of approximately $241.4 million, $35.9 million, and $593.4 million, respectively, which are available to reduce future taxes, if any. The net operating loss carry forwards in the Company’s major tax jurisdictions expire in fiscal years 2015 through 2034 or have an indefinite carry forward period. The Company has U.S. federal and state tax credit carry forwards of $59.2 million and $6.8 million, respectively, which are available to reduce future taxes, if any. Of the U.S. federal tax credits, $52.2 million expire through 2024, $2.3 million have an indefinite carry forward period and the years of expiration for the remaining $4.7 million cannot yet be determined. Most of the U.S. state tax credits expire through the year 2026. As of August 31, 2014, the foreign jurisdiction tax credits include foreign investment tax credits of $12.9 million that expire in 2017 and are based on the deferral method.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net decreases in the total valuation allowance for the fiscal years ended August 31, 2014 and 2013 were $19.5 million and $166.9 million, respectively. The fiscal year ended August 31, 2014 decrease is primarily related to the gain on sale of discontinued operations that utilized net operating loss carry forwards and the partial release of the U.S. valuation allowance due to the Nypro acquisition, which were offset by additional losses in sites with existing valuation allowances.

As of August 31, 2014, the Company intends to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $221.2 million to the U.S. Therefore, the Company recorded a deferred tax liability of approximately $77.8 million based on the anticipated U.S. income taxes of the repatriation. The Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $2.3 billion as of August 31, 2014. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

c. Unrecognized Tax Benefits

Reconciliations of the unrecognized tax benefits are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Beginning balance	$219,132	$113,414	$84,942
Additions for tax positions of prior years	16,533	82,965	48,986
Reductions for tax positions of prior years	(3,843)	(7,713)	(10,446)
Additions for tax positions related to current year	18,219	30,886	12,316
Adjustments for tax positions related to disposed entities	(1,917)	—	—
Adjustments for tax positions related to acquired entities	(3,195)	21,000	—
Cash settlements	(9,406)	(1,096)	(7,880)
Reductions from lapses in statutes of limitations	(1,909)	(784)	(2,521)
Reductions from settlements with taxing authorities	(4,344)	(19,930)	(9,680)
Foreign exchange rate adjustment	414	390	(2,303)

Ending balance	$229,684	$219,132	$113,414

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$72,586	$72,618	$65,677

It is reasonably possible that the August 31, 2014 unrecognized tax benefits could decrease during the next 12 months by
$0.9 million from cash payments and by $1.4 million related to the settlement of audits or expiration of applicable statutes of limitations. These amounts primarily relate to possible adjustments for transfer pricing and certain inclusions in taxable income.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $18.0 million and $17.0 million at August 31, 2014 and 2013, respectively. The Company recognized (derecognized) interest and penalties of approximately $1.0 million, $8.9 million and $(15.6) million during the fiscal years ended August 31, 2014, 2013 and 2012, respectively. The Company is no longer subject to
U.S. federal income tax examinations for fiscal years before August 31, 2009. In addition, the Company is also subject to audits by state, local, and non-U.S. taxing authorities. In major state and major non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2003 and August 31, 2004, respectively.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2014	2013
Land and improvements	$101,754	$109,348
Buildings	736,853	657,497
Leasehold improvements	410,212	348,572
Machinery and equipment	2,152,828	2,175,526
Furniture, fixtures and office equipment	124,297	121,190
Computer hardware and software	461,239	435,428
Transportation equipment	20,598	20,822
Construction in progress	187,674	144,572

	4,195,455	4,012,955
Less accumulated depreciation and amortization	1,923,750	1,703,635

	$2,271,705	$2,309,320

Depreciation expense of approximately $461.3 million, $382.6 million and $319.2 million was recorded for fiscal years 2014, 2013 and 2012, respectively.

Maintenance and repair expense was approximately $158.7 million, $153.8 million and $115.5 million for fiscal years 2014, 2013 and 2012, respectively.

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

The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2014 and determined the fair values of the reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. For each annual impairment test the Company consistently determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples.

The following tables present the changes in goodwill allocated to the Company’s reportable segments, Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”), during the fiscal years ended August 31, 2014 and 2013 (in thousands):

	August 31, 2013				August 31, 2014
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions & Adjustments	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$894,433	$(555,769)	$34,696	$32	$929,161	$(555,769)	$373,392
E&I	342,131	(331,784)	—	(95)	342,036	(331,784)	10,252
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,368,833	$(1,019,822)	$34,696	$(63)	$1,403,466	$(1,019,822)	$383,644

	August 31, 2012				August 31, 2013
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$555,769	$(555,769)	$338,664	$—	$894,433	$(555,769)	$338,664
E&I	341,822	(331,784)	—	309	342,131	(331,784)	10,347
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,029,860	$(1,019,822)	$338,664	$309	$1,368,833	$(1,019,822)	$349,011

Finite-lived intangible assets are amortized on a straight-line basis and consist primarily of contractual agreements and customer relationships, which are being amortized over periods of up to 15 years and intellectual property which is being amortized over periods of up to eight years. Indefinite-lived intangible assets consist of trade names. The Company completed its annual impairment test for its indefinite-lived intangible assets during the fourth quarter of fiscal year 2014 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual values are estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2014 and August 31, 2013 (in thousands):

August 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$165,651	$(83,695)	$81,956
Intellectual property	126,805	(87,795)	39,010
Indefinite-lived trade name	123,090	—	123,090

Total	$415,546	$(171,490)	$244,056

August 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$157,152	$(70,371)	$86,781
Intellectual property	128,789	(77,326)	51,463
Indefinite-lived trade name	122,190	—	122,190

Total	$408,131	$(147,697)	$260,434

The weighted-average amortization period for aggregate net intangible assets at August 31, 2014 is 10.6 years, which includes a weighted-average amortization period of 12.4 years for net contractual agreements and customer relationships and a weighted-average amortization period of 5.1 years for net intellectual property.

In connection with the acquisition of Nypro in the fourth quarter of fiscal year 2013, the Company acquired $370.6 million of goodwill and $204.7 million of intangible assets, including $81.0 million assigned to customer relationships with an assigned useful life of up to 15 years, $51.2 million assigned to intellectual property with an assigned useful life of up to eight years and $72.5 million assigned to an indefinite-lived trade name. See Note 16 – “Business Acquisitions” for further details.

Intangible asset amortization for fiscal years 2014, 2013 and 2012 was approximately $23.9 million, $11.0 million, and
$12.9 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2015	$20,502
2016	17,308
2017	15,950
2018	14,275
2019	6,078
Thereafter	46,853

Total	$120,966

8. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2014 and 2013 are summarized below (in thousands).

	August 31, 2014	August 31, 2013
7.750% Senior Notes due 2016 (a)	$308,659	$306,940
8.250% Senior Notes due 2018 (b)	398,665	398,284
5.625% Senior Notes due 2020 (c)	400,000	400,000
4.700% Senior Notes due 2022 (d)	500,000	500,000
Borrowings under credit facilities (e)	1,685	200,000
Borrowings under loans (f)	38,207	58,447
Capital lease obligations (g)	30,879	35,372
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes (h)	4,450	6,823

Total notes payable, long-term debt and capital lease obligations	1,682,545	1,905,866
Less current installments of notes payable, long-term debt and capital lease obligations	12,960	215,448

Notes payable, long-term debt and capital lease obligations, less current installments	$1,669,585	$1,690,418

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $349.8 million,
$467.0 million, $439.9 million and $516.4 million, respectively, at August 31, 2014. The fair value estimates are based upon observable market data (Level 2 criteria).

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

c)	During the first quarter of fiscal year 2011, the Company issued $400.0 million of ten-year publicly registered 5.625% notes (the “5.625% Senior Notes”) at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) and partially repay amounts outstanding under the Company’s foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(d)	During the fourth quarter of fiscal year 2012, the Company issued $500.0 million of ten-year publicly registered 4.700% notes (the “4.700% Senior Notes”) at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under the Amended and Restated Credit Facility and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(e)	As of August 31, 2014, eight of the Company’s foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Five of the credit facilities are denominated in U.S. dollars, one is denominated in denominated in Brazilian reais, one is denominated in Russian rubles and one is denominated in Taiwan new dollar. The credit facilities incur interest at fixed and variable rates ranging from 0.8% to 19.0%.

On July 25, 2014, the Company entered into the Amended and Restated Credit Facility which provides for a revolving credit facility in the initial amount of $1.5 billion. The Amended and Restated Credit Facility may, subject to lenders’ discretion, potentially be increased up to $2.0 billion and terminates on July 25, 2019. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service and Moody’s Investors Service, and interest at the Company’s current rating level is subject to a permanent reduction if the Company meets a certain total debt to EBITDA ratio, all as more fully described in the Amended and Restated Credit Facility agreement. Interest is charged at a rate equal to either 0.000% to 0.650% above the base rate or 1.000% to 1.650% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s base rate, 0.50% above the federal funds rate, and 1.0% above one-month LIBOR, but not less than zero, and the Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum Debt to EBITDA Ratio (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the Amended and Restated Credit Facility agreement) and loss on sale of accounts receivable. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; limitation upon use of proceeds; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2014, the Company borrowed $6.1 billion against the Amended and Restated Credit Facility under multiple draws and repaid $6.3 billion under multiple payments. In addition, during the fourth quarter of fiscal year 2014, the Company borrowed $1.0 billion against the Amended and Restated Credit Facility under multiple draws and repaid $1.0 billion under multiple payments.

During the second quarter of fiscal year 2014, a foreign subsidiary of the Company entered into an uncommitted credit facility to finance its growth and any corresponding working capital needs. The credit facility provides for a revolving credit facility in the amount of up to $100.0 million with interest charged at a rate of LIBOR plus 1.7%.

(f)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At August 31, 2014, the VIE had approximately $37.7 million of total assets, of which approximately $36.9 million was comprised of a note receivable due from the Company, and approximately $37.0 million of total liabilities, of which approximately $36.9 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $36.9 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2014, the Company has borrowings outstanding to fund working capital needs. These additional loans total approximately $1.3 million, of which $0.9 million are denominated in Russian rubles and $0.4 million are denominated in U.S. dollars.

(g)	During the fourth quarter of fiscal year 2013, the Company acquired various capital lease obligations in connection with the acquisition of Nypro.
(h)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of the Company’s fair value hedges, see Note 13 - “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements

Under its 7.750%, 8.250%, 5.625% and 4.700% Senior Notes, the Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring our repurchase of the 7.750%, 8.250%, 5.625% or 4.700% Senior Notes upon a “change of control repurchase event.”

Debt maturities as of August 31, 2014 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2015	$12,960
2016	319,202
2017	19,811
2018	399,822
2019	1,255
Thereafter	925,045

Total(1)	$1,678,095

(1)	The above table excludes a $4.5 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.

9. Postretirement and Other Employee Benefits

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

As a result of acquiring various other operations in Austria, France, Germany, The Netherlands, Poland and Taiwan, the Company assumed both funded and unfunded retirement benefits to be paid based upon years of service and compensation at retirement (the “other plans”). All permanent employees meeting the minimum service requirement are eligible to participate in the other plans.

The UK plan and other plans are collectively referred to herein as the “plans.”

There is no domestic pension or post-retirement benefit plan maintained by the Company.

The Company is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans for fiscal years 2014 and 2013 (in thousands):

	Pension Benefits
	2014	2013
Beginning projected benefit obligation	$164,294	$158,008
Service cost	1,225	1,596
Interest cost	6,819	5,977
Actuarial loss	9,526	10,415
Curtailment gain	(899)	(87)
Total benefits paid	(5,597)	(3,935)
Plan participants’ contributions	56	12
Amendments	(97)	(1,730)
Effect of conversion to U.S. dollars	7,326	(5,962)

Ending projected benefit obligation	$182,653	$164,294

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans for fiscal years 2014 and 2013 were as follows:

	Pension Benefits
	2014	2013
Expected long-term return on plan assets	4.6%	4.9%
Rate of compensation increase	4.4%	4.5%
Discount rate	3.3%	4.0%

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plans do not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2015.

The fair values of the plan assets held by the Company by asset category for fiscal years 2014 and 2013 are as follows (in thousands):

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2014	Asset Allocation	Level 1	Level 2	Level 3
Asset Category

Cash and cash equivalents	$4,642	3%	$4,642	$—	—

Equity Securities:
Global equity securities(a)	23,726	18%	—	23,726	—
U.K. equity securities(b)	22,759	17%	—	22,759	—

Debt Securities:
U.K. corporate bonds(c)	54,595	40%	—	54,595	—
U.K. government bonds(d)	18,270	13%	—	18,270	—

Other Investments:
Insurance contracts(e)	12,459	9%	—	—	12,459

Fair value of plan assets	$136,451	100%	$4,642	$119,350	$12,459

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2013	Asset Allocation	Level 1	Level 2	Level 3
Asset Category

Cash and cash equivalents	$4,598	4%	$4,598	$—	—

Equity Securities:
Global equity securities(a)	21,637	18%	—	21,637	—
U.K. equity securities(b)	20,923	18%	—	20,923	—

Debt Securities:
U.K. corporate bonds(c)	43,949	38%	—	43,949	—
U.K. government bonds(d)	14,257	12%	—	14,257	—

Insurance Contracts:
Insurance contracts(e)	12,114	10%	—	—	12,114

Fair value of plan assets	$117,478	100%	$4,598	$100,766	$12,114

(a)	Global equity securities are categorized as Level 2 and include investments that aim to capture global equity market returns by tracking the Financial Times (London) Stock Exchange (“FTSE”) AW-World (ex-UK) Index and other similar indexes in Canada.
(b)	U.K. equity securities are categorized as Level 2 and include investments in a diversified portfolio that aims to capture the returns of the U.K. equity market. The portfolio tracks the FTSE All-Share Index and invests only in U.K. securities.
(c)	U.K. corporate bonds are categorized as Level 2 and include U.K. corporate issued fixed income investments which are managed and tracked to the respective benchmark (AAA-AA-A Bonds-Over 15Y Index).
(d)	U.K. government bonds are categorized as Level 2 and include U.K. government-issued fixed income investments which are managed and tracked to the respective benchmark (FTSE U.K. Over 15 Years Gilts Index and FTSE U.K. Over 5 Years Index-Linked).
(e)	The assets related to The Netherlands plan consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs (Level 3 inputs), primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The unobservable inputs consist of estimated future benefits to be paid throughout the duration of the policy and estimated discount rates, which both have an immaterial impact on the fair value estimate of the contract.

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates for fiscal years 2014 and 2013 (in thousands):

	Pension Benefits
	2014	2013
Beginning fair value of plan assets	$117,478	$109,120
Actual return on plan assets	14,327	9,010
Employer contributions	4,008	3,743
Benefits paid from plan assets	(4,421)	(3,582)
Plan participants’ contributions	56	12
Effect of conversion to U.S. dollars	5,003	(825)

Ending fair value of plan assets	$136,451	$117,478

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets for fiscal years 2014 and 2013 (in thousands):

	Pension Benefits
	2014	2013
Funded Status
Ending fair value of plan assets	$136,451	$117,478
Ending projected benefit obligation	(182,653)	(164,294)

Under or unfunded status	$(46,202)	$(46,816)

Consolidated Balance Sheet Information
Accrued benefit liability, current	$(146)	$(117)
Accrued benefit liability, noncurrent	(46,056)	(46,699)

Net liability recorded at August 31	$(46,202)	$(46,816)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$48,858	$47,147
Prior service cost	(1,594)	(1,698)

Accumulated other comprehensive loss, before taxes	$47,264	$45,449

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2015 (in thousands):

Pension Benefits
Recognized net actuarial loss	$2,129
Amortization of prior service cost	(169)

Total	$1,960

The accumulated benefit obligation for the plans was $171.9 million and $151.7 million at August 31, 2014 and 2013, respectively.

The following table provides information for the plans with an accumulated benefit obligation in excess of plan assets for fiscal years 2014 and 2013 (in thousands):

	August 31,
	2014	2013
Projected benefit obligation	$182,653	$164,294
Accumulated benefit obligation	171,865	151,705
Fair value of plan assets	136,451	117,478

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the plans for fiscal years 2014, 2013 and 2012 (in thousands):

	Pension Benefits
	2014	2013	2012
Service cost	$1,225	$1,596	$1,039
Interest cost	6,819	5,977	6,513
Expected long-term return on plan assets	(6,167)	(5,308)	(4,900)
Recognized actuarial loss	2,817	2,474	1,207
Net curtailment gain	(107)	(3,401)	—
Amortization of prior service cost	(198)	(184)	(26)

Net periodic benefit cost	$4,389	$1,154	$3,833

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years 2014, 2013 and 2012 were as follows:

	Pension Benefits
	2014	2013	2012
Expected long-term return on plan assets	5.1%	4.9%	5.1%
Rate of compensation increase	4.0%	4.5%	4.0%
Discount rate	3.0%	4.0%	3.9%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Cash Flows

The Company expects to make cash contributions of between $3.9 million and $4.3 million to its funded pension plans during fiscal year 2015. The Company does not anticipate the return of any plan assets during fiscal year 2015.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits
2015	$4,869
2016	5,318
2017	5,466
2018	5,925
2019	7,072
Years 2020 through 2024	39,690

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $34.8 million, $26.7 million and $24.8 million for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

10. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases at August 31, 2014 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2015	$83,108
2016	69,123
2017	56,522
2018	39,772
2019	32,769
Thereafter	113,288

Total minimum lease payments	$394,582

Total operating lease expense was approximately $96.5 million, $66.3 million and $54.0 million for fiscal years 2014, 2013 and 2012, respectively.

b. Legal Proceedings

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

11. Stockholders’ Equity

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

a. Stock Options and Stock Appreciation Rights

There were no stock options and stock appreciation rights granted (collectively known as “Options”), excluding those granted under the ESPP, during fiscal years 2014, 2013 and 2012. The total intrinsic value of Options exercised during fiscal years 2014, 2013 and 2012 was $0.1 million, $1.2 million and $8.0 million, respectively. As of August 31, 2014, there was no unrecognized compensation cost related to non-vested Options. The total fair value of Options vested during fiscal years 2014, 2013 and 2012 was $0.0 million, $0.1 million and $1.3 million, respectively.

The following table summarizes Options activity from August 31, 2013 through August 31, 2014:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2013	12,011,073	7,857,127	$1,927	$26.31	1.95

Shares authorized	—
Options canceled	2,398,422	(2,398,422)		$26.38
Options expired	—	—		—
Restricted stock awards granted(1)	(3,585,849)	—
Options exercised	—	(26,703)		$19.25

Balance at August 31, 2014	10,823,646	5,432,002	$400	$26.32	1.52

Exercisable at August 31, 2014		5,432,002	$400	$26.32	1.52

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

b. Restricted Stock Awards

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the fiscal year ended August 31, 2014, the Company awarded approximately 1.9 million time-based restricted stock units and 1.6 million performance-based restricted stock units.

The stock-based compensation expense for these restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate in the period the probability changes.

During fiscal year 2014, the Company recorded $45.8 million of reversals to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards.

In connection with the sale of the AMS business, the vesting for certain outstanding time-based restricted stock awards previously granted to AMS employees was accelerated. As a result, 0.2 million awards were vested during the third quarter of fiscal year 2014, which accelerated approximately $2.4 million of stock-based compensation expense. Such expense is included in income from discontinued operations, net of tax, within the Consolidated Statement of Operations for the fiscal year ended August 31, 2014.

At August 31, 2014, there was $34.9 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Plan and 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.4 years.

The following table summarizes restricted stock activity from August 31, 2013 through August 31, 2014:

	Shares	Weighted - Average Grant- Date Fair Value
Unvested balance at August 31, 2013	11,335,192	$17.15

Changes during the period
Shares granted(1)	4,335,854	$21.84
Shares vested	(5,120,099)	$15.46

Shares forfeited	(750,005)	$19.97

Unvested balance at August 31, 2014	9,800,942	$19.89

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

c. Employee Stock Purchase Plan

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. There were 1,077,071, 902,691 and 754,598 shares purchased under the ESPP during fiscal years 2014, 2013 and 2012, respectively. At August 31, 2014, a total of 9,350,992 shares had been issued under the ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2014	2013	2012
Expected dividend yield	0.9%	0.8%	0.7%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected volatility	33.8%	34.7%	48.4%
Expected life	0.5 years	0.5 years	0.5 years

d. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during fiscal years 2014 and 2013:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	$0.08	$16,976	February 14, 2014	March 3, 2014
	April 17, 2014	$0.08	$16,686	May 15, 2014	June 2, 2014
	July 23, 2014	$0.08	$16,289	August 15, 2014	September 2, 2014

Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013
	April 15, 2013	$0.08	$16,994	May 15, 2013	June 3, 2013
	July 18, 2013	$0.08	$17,005	August 15, 2013	September 3, 2013

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

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2014, the Company’s five largest customers accounted for approximately 45% of its net revenue and 71 customers accounted for approximately 90% of its net revenue. As the Company is a provider of electronic manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable August 31,
	2014	2013	2012	2014	2013
Apple, Inc.	18%	20%	14%	12%	22%
BlackBerry Limited	*	12%	11%	*	*
Cisco Systems, Inc.	*	*	11%	*	*

*	Amount was less than 10% of total

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. At August 31, 2014, the Company’s operating segments consisted of three segments – DMS, E&I and HVS. The DMS segment is composed of dedicated resources to manage higher complexity global products in regulated and other industries and introduce materials and process technologies including design services to global customers. The E&I and HVS segments offer integrated global manufacturing and supply chain solutions designed to provide cost effective solutions for certain customer groups. The E&I segment is focused on customers primarily in the computing, storage, networking and telecommunication sectors. The HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals.

As of September 1, 2014, the Company will report its business in the following two segments: Electronics Manufacturing Services (“EMS”) and DMS. The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment includes customers primarily in the automotive, computing, digital home, energy, industrial, networking, printing, storage and telecommunications industries. The DMS segment is focused on providing engineering solutions, heavy participation in consumer markets, access to higher growth markets and a focus on material sciences and technologies. The DMS segment includes customers primarily in the consumer lifestyles, healthcare, mobility and packaging industries.

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

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
Net revenue
DMS	$6,935,896	$7,088,026	$6,458,952
E&I	5,300,872	5,535,083	5,086,959
HVS	3,525,378	4,626,384	4,594,794

	$15,762,146	$17,249,493	$16,140,705

Segment income and reconciliation of income before tax
DMS	$175,843	$377,004	$384,020
E&I	128,216	140,758	102,455
HVS	41,310	124,332	166,952

Total segment income	$345,369	$642,094	$653,427
Reconciling items:
Amortization of intangibles	(23,857)	(10,954)	(12,899)
Stock-based compensation expense and related charges	(8,994)	(62,574)	(74,944)
Restructuring and related charges	(85,369)	(80,513)	—
Distressed customer charges	(15,113)	—	(16,014)
Loss on disposal of subsidiaries	(7,962)	—	—
Impairment of notes receivable and related charges	—	(25,597)	—
Acquisition costs and certain purchase accounting adjustments	—	(10,037)	—

	Fiscal Year Ended August 31,
	2014	2013	2012
Other expense	(7,637)	(6,095)	(8,935)
Interest income	3,741	1,813	2,002
Interest expense	(128,055)	(121,023)	(106,088)

Income from continuing operations before tax	$72,123	$327,114	$436,549

	August 31,
	2014	2013
Total assets
DMS	$3,793,005	$3,580,133
E&I	996,136	1,118,347
HVS	943,912	1,031,911
Other non-allocated assets	2,727,024	2,879,439
Assets of discontinued operations	19,669	543,951

	$8,479,746	$9,153,781

The Company operates in 24 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2014	2013	2012
External net revenue:
China	$3,614,174	$3,263,400	$3,418,906
Singapore	2,935,212	3,296,705	2,030,104
Mexico	2,475,393	3,686,540	3,194,275
U.S.	2,444,305	2,281,907	2,239,026
Malaysia	1,299,543	1,207,010	1,126,221
Hungary	902,058	1,145,433	1,259,037
Brazil	308,515	539,349	654,488
Other	1,782,946	1,829,149	2,218,648

	$15,762,146	$17,249,493	$16,140,705

	August 31,
	2014	2013
Long-lived assets:
China	$1,210,113	$1,105,828
U.S.	922,286	954,431
Mexico	143,790	200,707
Taiwan	137,237	122,547
Malaysia	73,129	85,851
Poland	70,739	72,730
Singapore	59,335	101,943
Hungary	58,824	59,369
Other	223,952	215,359

	$2,899,405	$2,918,765

Total foreign source revenue was approximately $13.3 billion, $15.0 billion and $13.9 billion for fiscal years 2014, 2013 and 2012, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $2.0 billion at August 31, 2014 and 2013, respectively.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $626.9 million and $565.0 million at August 31, 2014 and 2013, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2014 and May 31, 2015.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2014 and 2013 was $1.2 billion.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of August 31, 2014, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$14,084	$—	$14,084

Liabilities:
Forward foreign exchange contracts	—	(3,646)	—	(3,646)

Total	$—	$10,438	$—	$10,438

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2014 and 2013 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at August 31, 2014	Fair Value at August 31, 2013	Balance Sheet Location	Fair Value at August 31, 2014	Fair Value at August 31, 2013
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$6,089	$4,357	Other accrued expenses and deferred income	$1,460	$3,740

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,995	$7,104	Other accrued expenses and deferred income	$2,186	$4,645

As of August 31, 2014 and 2013, the Company also has included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all fiscal years presented and are included as components of net revenue, cost of revenue, selling, general and administrative expense and income from discontinued operations, net of tax.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during fiscal years 2014, 2013 and 2012. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $2.4 million in amortization as a reduction to interest expense for the fiscal year ended August 31, 2014. At August 31, 2014 and 2013, the unamortized hedge accounting adjustment recorded is $4.5 million and $6.8 million, respectively, in the Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior

Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the fiscal years ended August 31, 2014, 2013 and 2012 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

14. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors during the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”), the Company charged $49.9 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal year ended August 31, 2014. The 2014 Restructuring Plan was intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the fiscal year ended August 31, 2014 include cash costs of $16.2 million related to employee severance and benefit costs, $1.7 million related to lease costs and $1.7 million of other related costs, as well as non-cash costs of $30.3 million related to asset write off costs. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the HVS reportable segment. The Company has substantially completed the restructuring activities under this plan and does not expect to incur any additional costs under the 2014 Restructuring Plan.

The table below sets forth the significant components and activity in the 2014 Restructuring Plan during the fiscal year ended August 31, 2014 (in thousands):

2014 Restructuring Plan – Fiscal Year Ended August 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at August 31, 2014
Employee severance and benefit costs	$—	$16,213	$13	$(15,765)	$461
Lease costs	—	1,738	(116)	(1,622)	—
Asset write off costs	—	30,314	(30,314)	—	—
Other related costs	—	1,680	—	(1,674)	6

Total	$—	$49,945	$(30,417)	$(19,061)	$467

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $35.4 million and $80.5 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal years ended August 31, 2014 and 2013, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges for the fiscal years ended August 31, 2014 and 2013 include cash costs of $25.0 million and $74.3 million related to employee severance and benefit costs, respectively, $0.5 million and $0.2 million related to lease costs, respectively, and $1.3 million and $0.0 million of other related costs, respectively, as well as non-cash costs of $8.6 million and $6.0 million related to asset write off costs, respectively.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs primarily over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $115.9 million of restructuring and related costs have been recognized. Of the $115.9 million recognized to date, $42.9 million was allocated to the DMS segment, $54.0 million was allocated to the E&I segment, $12.2 million was allocated to the HVS segment and $6.8 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that are payable over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions and the timing of such decisions at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the fiscal years ended August 31, 2014 and 2013 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at August 31, 2014
Employee severance and benefit costs	$55,188	$25,026	$283	$(35,251)	$45,246
Lease costs	251	499	(110)	(622)	18
Asset write off costs	—	8,622	(8,622)	—	—
Other related costs	—	1,277	21	(1,041)	257

Total	$55,439	$35,424	$(8,428)	$(36,914)	$45,521

2013 Restructuring Plan – Fiscal Year Ended August 31, 2013

	Liability Balance at September 1, 2012	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at August 31, 2013
Employee severance and benefit costs	$—	$74,304	$(297)	$(18,819)	$55,188
Lease costs	—	251	—	—	251
Asset write off costs	—	5,958	(5,958)	—	—

Total	$—	$80,513	$(6,255)	$(18,819)	$55,439

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the fiscal years ended August 31, 2014 and 2013 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at August 31, 2014
DMS	$9,818	$29,839	$(10,920)	$(19,204)	$9,533
E&I	40,603	(188)	2,345	(10,624)	32,136
HVS	4,985	1,543	147	(4,572)	2,103
Other	33	4,230	—	(2,514)	1,749

Total	$55,439	$35,424	$(8,428)	$(36,914)	$45,521

2013 Restructuring Plan – Fiscal Year Ended August 31, 2013

	Liability Balance at September 1, 2012	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at August 31, 2013
DMS	$—	$13,053	$(54)	$(3,181)	$9,818
E&I	—	54,255	(5,982)	(7,670)	40,603
HVS	—	10,647	(219)	(5,443)	4,985
Other	—	2,558	—	(2,525)	33

Total	$—	$80,513	$(6,255)	$(18,819)	$55,439

15. Impairment of Notes Receivable and Related Charges

During the fiscal year ended August 31, 2013, the Company recorded a loss of approximately $25.6 million related to notes receivable and related charges. Such a charge was recorded following the determination that it was probable that the Company would be unable to collect the amounts due from a former customer.

16. Business Acquisitions

On July 1, 2013, the Company completed its acquisition of Nypro by acquiring 100% of the issued and outstanding common shares of Nypro for net aggregate consideration of $696.0 million, which was funded from available cash. Nypro is a provider of manufactured precision plastic products for customers in the healthcare, packaging and consumer electronics industries. Nypro has advanced capabilities in product design, tooling, injection molding, surface decoration and complete product manufacturing.

The acquisition of Nypro has been accounted for as a business combination using the acquisition method of accounting. The allocation of the purchase price is considered final based on events and circumstances that existed on the acquisition date. The effects of the measurement period adjustments to the Consolidated Statements of Operations were not material.

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

	As reported at August 31, 2013	Adjustments		August 31, 2014
Cash	$77,384	$(12	) (a)	$77,372
Other current assets	343,446	(648	) (a)	342,798
Property, plant and equipment	282,599	(5,986	) (b)	276,613
Intangible assets	196,800	7,900	(b)	204,700
Goodwill	335,871	34,696	(c)	370,567
Other assets	28,304	(1,745	) (a)	26,559
Current liabilities	(322,397)	(361	) (a)	(322,758)
Long-term deferred tax liability	(153,030)	(15,810	) (a)	(168,840)
Other liabilities	(72,906)	3,628	(a)	(69,278)
Noncontrolling interests	(36,548)	(5,162	) (b)	(41,710)

Net assets acquired	$679,523	$16,500		$696,023

(a)	Adjustment related to the fair value of identifiable assets and liabilities
(b)	Adjustment based on final valuation results
(c)	Adjustment based on finalization of provisional amounts previously recorded in (a) and (b)

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $370.6 million was recorded to goodwill and was assigned fully to the DMS reportable segment. The goodwill is not expected to be deductible for tax purposes.

The $204.7 million of acquired intangible assets include $81.0 million assigned to customer relationships with an assigned useful life of up to 15 years, $51.2 million assigned to intellectual property with an assigned useful life of up to eight years and $72.5 million assigned to an indefinite-lived trade name.

Customer relationships were valued using the multi-period excess earnings method under the income approach. The intellectual property and indefinite-lived trade name were valued using a relief from royalty method under the income approach. The valuations considered expected and historical trends and discount rates were utilized to reflect the risk associated with the intangible assets relative to the overall business operations of the Company.

During the fiscal year ended August 31, 2013, the Company expensed transaction costs of $13.5 million related to the Nypro acquisition within the Consolidated Statements of Operations.

The results for the fiscal year ended August 31, 2013 included results from Nypro between July 1, 2013 and August 31, 2013. During this period, Nypro contributed $183.2 million in net revenue and $8.8 million of net loss to the Company’s Consolidated Statements of Operations. The following unaudited pro forma financial information for the fiscal years ended August 31, 2013 and 2012 represent the combined results of the Company’s operations as if the Nypro acquisition had occurred on September 1, 2011 (in thousands, except earnings per share).

	Pro forma Fiscal Year Ended August 31,
	2013	2012
Net revenue	$18,150,599	$17,263,831
Net income	$237,119	$408,315
Earnings per share, basic	$1.17	$1.98
Earnings per share, diluted	$1.14	$1.93

Pro forma earnings for the fiscal years ended August 31, 2013 and 2012 were adjusted by $(78.3) million and $86.3 million, respectively, for recurring changes in amortization, interest expense and income taxes related to the acquisition, certain non-recurring acquisition costs and income taxes associated with a repatriation of foreign earnings to the U.S. The pro forma earnings do not include any adjustments for cost savings and other synergy benefits.

On August 28, 2014, the Company sold its controlling financial interests in two Nypro subsidiaries for $5.2 million. For the fiscal year ended August 31, 2014, the Company recorded a loss on disposal of subsidiaries of $8.0 million within the Consolidated Statement of Operations.

17. New Accounting Guidance

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

During the third quarter of fiscal year 2014, the FASB issued new accounting guidance that changes the criteria for reporting a discontinued operation. Additionally, the new guidance requires expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2015. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company has elected early adoption for disposals that occurred beginning in the third quarter of fiscal year 2014 and that have not been reported in financial statements previously issued. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.

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

During the third quarter of fiscal year 2014, the FASB issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard is effective for the Company in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard and management is currently evaluating which transition approach to use. The Company is currently in the process of assessing what impact this new standard may have on its Consolidated Financial Statements.

During the fourth quarter of fiscal year 2014, the FASB issued an accounting standard intended to clarify the applicable guidance for the accounting treatment of share-based payments with performance targets that could be achieved after the requisite service period. The new guidance clarifies that a performance target that could be achieved after the requisite service period should be treated as a performance condition that affects vesting, and should not be treated as a non-vesting condition that affects the grant-date fair value of an award. The accounting standard is effective for the Company in the first quarter of fiscal year 2017. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

18. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2014 Form 10-K. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

By:	/S/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: October 21, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN	Chairman of the Board of Directors	October 16, 2014
Timothy L. Main

By:	/s/ THOMAS A. SANSONE	Vice Chairman of the Board of Directors	October 16, 2014
Thomas A. Sansone

By:	/s/ MARK T. MONDELLO	Chief Executive Officer and Director	October 16, 2014
	Mark T. Mondello	(Principal Executive Officer)

By:	/s/ FORBES I.J. ALEXANDER	Chief Financial Officer (Principal	October 16, 2014
	Forbes I.J. Alexander	Financial and Accounting Officer)

By:	/s/ MEL S. LAVITT	Director	October 16, 2014
Mel S. Lavitt

By:	/s/ LAWRENCE J. MURPHY	Director	October 16, 2014
Lawrence J. Murphy

By:	/s/ FRANK A. NEWMAN	Director	October 16, 2014
Frank A. Newman

By:	/s/ STEVEN A. RAYMUND	Director	October 16, 2014
Steven A. Raymund

By:	/s/ DAVID M. STOUT	Director	October 16, 2014
David M. Stout

By:	/s/ MARTHA F. BROOKS	Director	October 16, 2014
Martha F. Brooks

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions and adjustments charged to costs and expenses	Additions/(Reductions) charged to other accounts	Write-offs	Balance at end of period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2014	$2,574	$17,056	$—	$(17,636)	$1,994

Fiscal year ended August 31, 2013	$3,095	$1,617	$—	$(2,138)	$2,574

Fiscal year ended August 31, 2012	$4,423	$373	$—	$(1,701)	$3,095

	Balance at beginning of period	Additions and adjustments charged to costs and expenses	Additions/(Reductions) charged to other accounts	Write-offs	Balance at end of period
Reserve for inventory obsolescence:
Fiscal year ended August 31, 2014	$48,168	$20,515	$—	$(19,252)	$49,431

Fiscal year ended August 31, 2013	$31,737	$27,109	$—	$(10,678)	$48,168

Fiscal year ended August 31, 2012	$24,173	$27,495	$—	$(19,931)	$31,737

	Balance at beginning of period	Additions charged to costs and expenses	Additions/(Reductions) charged to other accounts	Reductions charged to costs and expenses	Balance at end of period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2014	$280,755	$60,334	$(67,167)	$(12,637)	$261,285

Fiscal year ended August 31, 2013	$447,630	$28,221	$(121,373)	$(73,723)	$280,755

Fiscal year ended August 31, 2012	$465,347	$65,431	$(71,207)	$(11,941)	$447,630

During the fiscal year ended August 31, 2014, the increases charged to costs and expenses primarily related to losses in sites with existing valuation allowances, which were reduced by the partial release of the U.S. valuation allowance due to the Nypro acquisition. The reductions charged to other accounts primarily related to the gain on sale of discontinued operations that utilized net operating loss carry forwards.

See accompanying report of independent registered certified public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description

3.1(20)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(10)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(11)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(12)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(13)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(16)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(21)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(13)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(16)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(21)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1(3)(4)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.

10.4(3)(5)	—	Jabil 2002 Employment Stock Purchase Plan.

10.5(3)(15)	—	Jabil 2002 Stock Incentive Plan.

10.5a(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).

10.5b(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).

10.5c(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).

10.5d(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).

10.5e(14)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).

10.5f(15)	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).

10.5g(15)	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).

10.5h(9)	—	Form of Stock Appreciation Right Agreement (prior form).

10.5i(3)(7)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.5j(3)(6)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

10.6(3)(18)	—	Jabil 2011 Employee Stock Purchase Plan.

10.7(3)(26)	—	Jabil 2011 Stock Award and Incentive Plan, as amended.

10.7a(19)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

Exhibit No.		Description

10.7b(19)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).

10.7c(19)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).

10.7d(25)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU2).

10.7e(25)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU2).

10.7f(25)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer2).

10.7g	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer-EU3).

10.7h	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer-Non-EU3).

10.7i	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer3).

10.7j(19)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).

10.7k(19)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).

10.7l(19)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).

10.7m(19)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).

10.7n(23)	—	Form of Cash Bonus Award Agreement.

10.7o(24)	—	Form of Cash Bonus Award Agreement (Officer – EU).

10.7p(24)	—	Form of Cash Bonus Award Agreement (Officer – Non EU).

10.7q	—	Form of Stock Appreciation Right Award Agreement (SAR Officer - Non EU).

10.8(3)(17)	—	Executive Deferred Compensation Plan.

10.9	—	Amended and Restated Senior Five Year Credit Agreement, dated as of July 25, 2014, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Royal Bank of Scotland PLC, as co-syndication agents; Bank of America, N.A. and The Bank of Nova Scotia, as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, The Bank of Nova Scotia and RBS Securities Inc., as joint lead arrangers and joint bookrunners.

10.10(22)	—	Underwriting Agreement, dated July 31, 2012, between Jabil Circuit, Inc., RBS Securities Inc. and the several underwriters listed therein.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Certified Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(7)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2009.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(17)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-172443) filed by the Registrant on February 25, 2011.
(18)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-172458) filed by the Registrant on February 25, 2011.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2011.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 1, 2012.
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2012.
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended February 28, 2013.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2013.
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2013.