Form 10-Q
period 2014-11-30
JABIL CIRCUIT INC
filed 2015-01-09
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

As of December 29, 2014, there were 193,223,722 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30, 2014 (Unaudited)	August 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$921,504	$1,000,249
Accounts receivable, net of allowance for doubtful accounts of $4,067 at November 30, 2014 and $1,994 at August 31, 2014	1,584,794	1,208,516
Inventories	2,099,214	2,008,077
Prepaid expenses and other current assets	1,049,745	1,057,562
Deferred income taxes	61,595	64,944
Assets of discontinued operations	20,505	19,669

Total current assets	5,737,357	5,359,017
Property, plant and equipment, net of accumulated depreciation of $1,989,785 at November 30, 2014 and $1,923,750 at August 31, 2014	2,314,464	2,271,705
Goodwill	382,628	383,644
Intangible assets, net of accumulated amortization of $177,138 at November 30, 2014 and $171,490 at August 31, 2014	238,316	244,056
Deferred income taxes	89,428	92,702
Other assets	107,715	128,622

Total assets	$8,869,908	$8,479,746

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$11,487	$12,960
Accounts payable	3,358,871	3,060,814
Accrued expenses	1,340,732	1,235,106
Deferred income taxes	5,040	5,094
Liabilities of discontinued operations	6,798	7,123

Total current liabilities	4,722,928	4,321,097
Notes payable, long-term debt and capital lease obligations, less current installments	1,666,377	1,669,585
Other liabilities	74,314	79,471
Income tax liabilities	93,268	87,555
Deferred income taxes	59,109	61,670

Total liabilities	6,615,996	6,219,378

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 245,424,303 and 243,930,983 shares issued and 193,221,845 and 194,113,850 shares outstanding at November 30, 2014 and August 31, 2014, respectively	245	244
Additional paid-in capital	1,892,279	1,874,219
Retained earnings	1,305,041	1,245,772
Accumulated other comprehensive income	49,710	86,962
Treasury stock at cost, 52,202,458 and 49,817,133 shares at November 30, 2014 and August 31, 2014, respectively	(1,012,117)	(965,369)

Total Jabil Circuit, Inc. stockholders’ equity	2,235,158	2,241,828
Noncontrolling interests	18,754	18,540

Total equity	2,253,912	2,260,368

Total liabilities and equity	$8,869,908	$8,479,746

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2014	November 30, 2013
Net revenue	$4,550,418	$4,342,711
Cost of revenue	4,167,431	4,008,460

Gross profit	382,987	334,251
Operating expenses:
Selling, general and administrative	214,380	142,470
Research and development	6,005	9,054
Amortization of intangibles	5,590	6,321
Restructuring and related charges	12,257	21,003

Operating income	144,755	155,403
Other expense	1,694	1,177
Interest income	(1,700)	(708)
Interest expense	31,839	33,305

Income from continuing operations before tax	112,922	121,629
Income tax expense	39,788	19,676

Income from continuing operations, net of tax	73,134	101,953

Discontinued operations:
Income from discontinued operations, net of tax	853	16,112
Loss on sale of discontinued operations, net of tax	(1,611)	—

Discontinued operations, net of tax	(758)	16,112

Net income	72,376	118,065
Net income attributable to noncontrolling interests, net of tax	214	143

Net income attributable to Jabil Circuit, Inc.	$72,162	$117,922

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income from continuing operations, net of tax	$0.38	$0.50

Discontinued operations, net of tax	$0.00	$0.08

Net income	$0.37	$0.58

Diluted:
Income from continuing operations, net of tax	$0.37	$0.49

Discontinued operations, net of tax	$0.00	$0.08

Net income	$0.37	$0.57

Weighted average shares outstanding:
Basic	193,502	204,762

Diluted	195,314	206,813

Cash dividends declared per common share	$0.08	$0.08

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2014	November 30, 2013
Net income	$72,376	$118,065
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(34,706)	9,184
Changes in fair value of derivative instruments, net of tax	(1,952)	1,422
Reclassification of net (gains) losses realized and included in net income related to derivative instruments, net of tax	(316)	2,060
Unrealized loss on available for sale securities, net of tax	(278)	—

Total other comprehensive (loss) income	(37,252)	12,666

Comprehensive income	$35,124	$130,731
Comprehensive income attributable to noncontrolling interests	214	143

Comprehensive income attributable to Jabil Circuit, Inc.	$34,910	$130,588

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2014	194,113,850	$244	$1,874,219	$1,245,772	$86,962	$(965,369)	$18,540	$2,260,368
Vesting of restricted stock awards	1,493,320	1	(1)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(362,661)	—	—	—	—	(6,708)	—	(6,708)
Treasury shares purchased	(2,022,664)	—	—	—	—	(40,040)	—	(40,040)
Recognition of stock-based compensation	—	—	18,059	—	—	—	—	18,059
Excess tax benefit of stock awards	—	—	2	—	—	—	—	2
Declared dividends	—	—	—	(12,893)	—	—	—	(12,893)
Comprehensive income	—	—	—	72,162	(37,252)	—	214	35,124

Balance at November 30, 2014	193,221,845	$245	$1,892,279	$1,305,041	$49,710	$(1,012,117)	$18,754	$2,253,912

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net income	$72,376	$118,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,380	125,596
Restructuring and related charges	3,292	782
Recognition of stock-based compensation expense and related charges	18,043	(24,566)
Deferred income taxes	2,618	(5,429)
Other, net	14,388	2,977
Changes in operating assets and liabilities:
Accounts receivable	(398,334)	(146,619)
Inventories	(100,831)	137,407
Prepaid expenses and other current assets	(1,491)	(11,909)
Other assets	15,077	5,259
Accounts payable and accrued expenses	441,583	(83,857)

Net cash provided by operating activities	189,101	117,706

Cash flows from investing activities:
Acquisition of property, plant and equipment	(197,676)	(202,992)
Proceeds from sale of property, plant and equipment	3,764	5,819
Other, net	3,600	—

Net cash used in investing activities	(190,312)	(197,173)

Cash flows from financing activities:
Borrowings under debt agreements	1,458,495	2,066,000
Payments toward debt agreements	(1,461,871)	(2,180,326)
Payments to acquire treasury stock	(40,040)	—
Dividends paid to stockholders	(16,607)	(19,261)
Treasury stock minimum tax withholding related to vesting of restricted stock	(6,708)	(32,717)
Other, net	63	2,390

Net cash used in financing activities	(66,668)	(163,914)

Effect of exchange rate changes on cash and cash equivalents	(10,866)	1,231

Net decrease in cash and cash equivalents	(78,745)	(242,150)
Cash and cash equivalents at beginning of period	1,000,249	1,011,373

Cash and cash equivalents at end of period	$921,504	$769,223

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2014. Results for the three months ended November 30, 2014 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2015. We have made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to discontinued operations and the change in reportable segments. See Note 2 – “Discontinued Operations” and Note 6 – “Concentration of Risk and Segment Data” for further details.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The final purchase price was reduced by $100.7 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business, and this adjustment is subject to final reconciliation. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. In connection with the AMS transaction, the Company entered into a transition services agreement effective April 1, 2014 to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor. This agreement is not material and the continuing cash flows are not significant. As of November 30, 2014, the Malaysian operations meet the criteria for classification as held for sale reporting and AMS meets the criteria for discontinued operations reporting because the Company does not have any significant continuing involvement in the operations of AMS after the disposal transaction and the operations and cash flows of AMS have been eliminated from the ongoing operations of the Company as a result of the disposal transaction.

For all periods presented, the operating results associated with this business have been reclassified into income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended
	November 30, 2014	November 30, 2013
Net revenue	$10,990	$268,731

Income from discontinued operations, before of tax	$860	17,217
Income tax expense	7	1,105

Income from discontinued operations, net of tax	$853	$16,112

Loss on sale of discontinued operations, before of tax	$(1,611)	$—
Income tax expense	—	—

Loss on sale of discontinued operations, net of tax	$(1,611)	$—

Discontinued operations, net of tax	$(758)	$16,112

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

	Three months ended
	November 30, 2014	November 30, 2013
Numerator:
Income from continuing operations, net of tax	$73,134	$101,953
Net income attributable to noncontrolling interests, net of tax	214	143

Income from continuing operations attributable to Jabil Circuit, Inc., net of tax	72,920	101,810
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	(758)	16,112

Net income attributable to Jabil Circuit, Inc.	$72,162	$117,922

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	193,502	204,762

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	55	79
Dilutive unvested restricted stock awards	1,757	1,972

Denominator for diluted earnings per share	195,314	206,813

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income from continuing operations, net of tax	$0.38	$0.50

Discontinued operations, net of tax	$0.00	$0.08

Net income	$0.37	$0.58

Diluted:
Income from continuing operations, net of tax	$0.37	$0.49

Discontinued operations, net of tax	$0.00	$0.08

Net income	$0.37	$0.57

For the three months ended November 30, 2014 and 2013, options to purchase 868,795 and 2,592,657 shares of common stock and 3,776,602 and 3,145,008 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2014 and 2013 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal Year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014

Fiscal Year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013

4. Inventories

Inventories consist of the following (in thousands):

	November 30, 2014	August 31, 2014
Raw materials	$1,151,362	$1,096,299
Work in process	542,261	537,033
Finished goods	405,591	374,745

	$2,099,214	$2,008,077

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $18.0 million and $(22.6) million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months ended November 30, 2014 and 2013, respectively. During the three months ended November 30, 2013, the Company recorded a $38.4 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $0.0 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2014 and 2013, respectively.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2014 through November 30, 2014:

	Shares Available for Grant	Options Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2014	10,823,646	5,432,002	$400	$26.32	1.52
Options granted	(435,000)	435,000		$18.49
Options canceled	1,616,100	(1,616,100)		$24.16
Restricted stock awards granted(1)	(3,954,910)	—
Options exercised	—	(2,947)		$10.82

Balance at November 30, 2014	8,049,836	4,247,955	$1,305	$26.35	2.32

Exercisable at November 30, 2014		4,247,955	$1,305	$26.35	2.32

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2014 through November 30, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested balance at August 31, 2014	9,800,942	$19.89
Changes during the period
Shares granted(1)	4,972,167	$18.49
Shares vested	(1,493,320)	$19.60
Shares forfeited	(1,017,257)	$20.13

Unvested balance at November 30, 2014	12,262,532	$19.39

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the three months ended November 30, 2014 and 2013, the Company awarded approximately 2.6 million and 1.7 million time-based restricted stock units, respectively, and 1.6 million and 1.5 million performance-based restricted stock units, respectively.

At November 30, 2014, there was $88.6 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2014, the Company’s five largest customers accounted for approximately 51% of its net revenue and 71 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. Prior to the first quarter of fiscal year 2015, the Company’s operating segments consisted of three segments – DMS, Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). On September 1, 2014, the Company changed its reporting structure to align with the chief operating decision maker’s management of resource allocation and performance assessment. Accordingly, the Company’s operating segments now consist of two segments – EMS and DMS, which are also the Company’s reportable segments. All prior period disclosures presented have been restated to reflect this change.

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

On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. The AMS business was included in the DMS segment, and the results of operations of this business are classified as discontinued operations for all periods presented. See Note 2 – “Discontinued Operations” for further details.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following tables set forth operating segment information (in thousands):

	Three months ended
	November 30, 2014	November 30, 2013
Net revenue
EMS	$2,633,518	$2,764,159
DMS	1,916,900	1,578,552

	$4,550,418	$4,342,711

Segment income and reconciliation of income before tax
EMS	$62,582	$77,594
DMS	118,063	82,547

Total segment income	$180,645	$160,141

Reconciling items:
Amortization of intangibles	5,590	6,321
Stock-based compensation expense and related charges	18,043	(22,586)
Restructuring and related charges	12,257	21,003
Other expense	1,694	1,177
Interest income	(1,700)	(708)
Interest expense	31,839	33,305

Income from continuing operations before tax	$112,922	$121,629

	November 30, 2014	August 31, 2014
Total assets
EMS	$2,553,514	$2,300,262
DMS	3,726,256	3,460,769
Other non-allocated assets	2,569,633	2,699,046
Assets of discontinued operations	20,505	19,669

	$8,869,908	$8,479,746

As of November 30, 2014, the Company operated in 24 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 88.3% and 85.6% of net revenue during the three months ended November 30, 2014 and 2013, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at November 30, 2014 and August 31, 2014 are summarized below (in thousands):

	November 30, 2014	August 31, 2014
7.750% Senior Notes due 2016	$309,089	$308,659
8.250% Senior Notes due 2018	398,761	398,665
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	545	1,685
Borrowings under loans(a)	35,591	38,207
Capital lease obligations	30,021	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	3,857	4,450

Total notes payable, long-term debt and capital lease obligations	1,677,864	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	11,487	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,666,377	$1,669,585

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $342.0 million, $467.3 million, $425.9 million and $501.4 million, respectively, at November 30, 2014. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At November 30, 2014, the VIE had approximately $35.4 million of total assets, of which approximately $34.7 million was comprised of a note receivable due from the Company, and approximately $34.7 million of total liabilities, of which approximately $34.6 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $34.6 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2014 and 2013 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 20, 2017 (as the program was renewed on October 21, 2014), and its foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million and $75.0 million for the North American and foreign asset-backed securitization programs, respectively, are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $1.9 billion and $2.2 billion of eligible trade accounts receivable during the three months ended November 30, 2014 and 2013, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $1.7 billion during the three months ended November 30, 2014 and 2013, respectively, (of which approximately $2.3 million and $0.0 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At November 30, 2014 and 2013, the net deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $476.4 million and $544.1 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $0.9 million and $1.1 million during the three months ended November 30, 2014 and 2013, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In October 2014, the factoring agreement was extended through March 31, 2015, at which time it is expected to automatically renew for an additional six-month period.

During the three months ended November 30, 2014, the Company sold no trade accounts receivable and received no cash proceeds, compared to $0.5 million trade accounts receivable sold and $0.5 million cash proceeds received during the three months ended November 30, 2013. The resulting loss on the sale of trade accounts receivables sold under this factoring agreement during the three months ended November 30, 2013 was not material, and was recorded to other expense within the Condensed Consolidated Statements of Operations.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $450.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $450.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2015 to increase the uncommitted capacity from $350.0 million to $450.0 million and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2015. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During each of the three months ended November 30, 2014 and 2013, the Company sold $0.6 billion of trade accounts receivable under these programs. In exchange, the Company received cash proceeds of $0.6 billion during each of the three months ended November 30, 2014 and 2013. The resulting losses on the sales of trade accounts receivable during the three months ended November 30, 2014 and 2013 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2014 to November 30, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized Loss on Available for Sale Securities	Total
Balance at August 31, 2014	$123,411	$4,572	$(40,704)	$1,196	$(1,513)	$86,962
Other comprehensive income before reclassifications	(34,706)	(1,952)	—	—	(278)	(36,936)
Amounts reclassified from AOCI	—	(316)	—	—	—	(316)

Other comprehensive loss	(34,706)	(2,268)	—	—	(278)	(37,252)

Balance at November 30, 2014	$88,705	$2,304	$(40,704)	$1,196	$(1,791)	$49,710

The following table sets forth the amounts reclassified out of AOCI, net of tax, during the three months ended November 30, 2014 and 2013 (in thousands):

	Three Months Ended
Details about AOCI Components	November 30, 2014	November 30, 2013	Affected Line Item in the Condensed Consolidated Statements of Operations
Gains (losses) on derivative instruments:
Forward foreign exchange contracts	$2,048	$(2,262)	Net revenue
Forward foreign exchange contracts	(464)	1,596	Cost of revenue
Forward foreign exchange contracts	(280)	(102)	Selling, general and administrative
Forward foreign exchange contracts	—	(304)	Income from discontinued operations, net of tax
Interest rate swap	(988)	(988)	Interest expense

Total reclassified	$316	$(2,060)

10. Postretirement and Other Employee Benefits

The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom and (b) both funded and unfunded retirement plans mainly in Austria, France, Germany, The Netherlands, Poland, and Taiwan and which provide benefits based upon years of service and compensation at retirement.

The following table provides information about net periodic benefit cost for the pension plans during the three months ended November 30, 2014 and 2013 (in thousands):

	Three months ended
	November 30, 2014	November 30, 2013
Service cost	$282	$309
Interest cost	1,468	1,665
Expected long-term return on plan assets	(1,521)	(1,499)
Recognized actuarial loss	515	650
Amortization of prior service cost	(41)	(61)

Net periodic benefit cost	$703	$1,064

During the three months ended November 30, 2014, the Company made contributions of approximately $0.9 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.5 million and $4.3 million to its funded pension plans during the fiscal year ended August 31, 2015.

11. Commitments and Contingencies

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Goodwill

As of September 1, 2014, the Company’s operating segments consist of the EMS and DMS segments. As a result of the change in reportable segments, the goodwill assigned to the reporting units did not change, and an interim goodwill impairment test was not required. The following table presents the changes in goodwill allocated to the Company’s reportable segments, EMS and DMS, during the three months ended November 30, 2014 (in thousands):

	August 31, 2014				November 30, 2014
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions & Adjustments	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
EMS	$474,305	$(464,053)	$—	$(345)	$473,960	$(464,053)	$9,907
DMS	929,161	(555,769)	—	(671)	928,490	(555,769)	372,721

Total	$1,403,466	$(1,019,822)	$—	$(1,016)	$1,402,450	$(1,019,822)	$382,628

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $619.0 million and $626.9 million at November 30, 2014 and August 31, 2014, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2014 and August 31, 2015.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2014 and August 31, 2014 was $1.5 billion and $1.2 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2014, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$12,367	$—	$12,367

Liabilities:
Forward foreign exchange contracts	—	(10,334)	—	(10,334)

Total	$—	$2,033	$—	$2,033

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2014 and August 31, 2014 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at November 30, 2014	Fair Value at August 31, 2014	Balance Sheet Location	Fair Value at November 30, 2014	Fair Value at August 31, 2014
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,373	$6,089	Accrued expenses	$2,501	$1,460

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,994	$7,995	Accrued expenses	$7,833	$2,186

As of November 30, 2014 and August 31, 2014, the Company also has included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue, selling, general and administrative expense and income from discontinued operations, net of tax.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months ended November 30, 2014 and 2013. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $0.6 million in amortization as a reduction to interest expense during the three months ended November 30, 2014. At November 30, 2014 and August 31, 2014, the unamortized hedge accounting adjustment recorded is $3.9 million and $4.5 million, respectively, in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months ended November 30, 2014 and 2013 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

14. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors during the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”), the Company charged $14.6 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2013. The 2014 Restructuring Plan was intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the three months ended November 30, 2013 include cash costs of $12.4 million related to employee severance and benefit costs, $0.4 million related to lease costs and $1.3 million of other related costs, as well as non-cash costs of $0.5 million related to asset write-off costs. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the EMS reportable segment. The Company completed the restructuring activities under this plan during the fourth quarter of fiscal year 2014 and does not expect to incur any additional costs under the 2014 Restructuring Plan. See Note 6 – “Concentration of Risk and Segment Data” for further details on the change in reportable segments.

The table below sets forth the significant components and activity in the 2014 Restructuring Plan during the three months ended November 30, 2013 (in thousands):

2014 Restructuring Plan – Three Months Ended November 30, 2013

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2013
Employee severance and benefit costs	$—	$12,379	$63	$(7,669)	$4,773
Lease costs	—	357	—	(357)	—
Asset write-off costs	—	563	(563)	—	—
Other related costs	—	1,324	—	—	1,324

Total	$—	$14,623	$(500)	$(8,026)	$6,097

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $13.5 million and $6.4 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2014 and 2013, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months ended November 30, 2014 and 2013 include cash costs of $6.6 million and $6.3 million related to employee severance and benefit costs, respectively, $2.0 million and $0.0 million related to lease costs, respectively, and $0.5 million and $0.1 million of other related costs, respectively, as well as non-cash costs of $4.4 million and $0.0 million related to asset write-off costs, respectively.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs primarily over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $129.4 million of restructuring and related costs have been recognized. Of the $129.4 million recognized to date, $93.2 million was allocated to the EMS segment, $27.6 million was allocated to the DMS segment and $8.6 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that are payable primarily over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months ended November 30, 2014 and 2013 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2014

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2014
Employee severance and benefit costs	$45,246	$6,605	$(1,790)	$(16,831)	$33,230
Lease costs	18	1,961	—	—	1,979
Asset write-off costs	—	4,406	(4,406)	—	—
Other related costs	257	497	(18)	(292)	444

Total	$45,521	$13,469	$(6,214)	$(17,123)	$35,653

2013 Restructuring Plan – Three Months Ended November 30, 2013

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2013
Employee severance and benefit costs	$55,188	$6,293	$1,388	$(5,129)	$57,740
Lease costs	251	—	—	(251)	—
Other related costs	—	87	—	(32)	55

Total	$55,439	$6,380	$1,388	$(5,412)	$57,795

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months ended November 30, 2014 and 2013 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2014

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2014
EMS	$35,504	$11,748	$(6,159)	$(11,525)	$29,568
DMS	8,268	(51)	(55)	(3,096)	5,066
Other	1,749	1,772	—	(2,502)	1,019

Total	$45,521	$13,469	$(6,214)	$(17,123)	$35,653

2013 Restructuring Plan – Three Months Ended November 30, 2013

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2013
EMS	$45,999	$2,687	$1,313	$(3,114)	$46,885
DMS	9,407	2,380	75	(1,134)	10,728
Other	33	1,313	—	(1,164)	182

Total	$55,439	$6,380	$1,388	$(5,412)	$57,795

15. New Accounting Guidance

Recently Issued Accounting Guidance

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

16. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months ended November 30, 2014 and 2013 primarily due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets in the first quarter of fiscal year 2014; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; and (d) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

17. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter of fiscal year 2015 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	any potential future termination, or substantial winding down, of significant customer relationships;

•	availability of components;

•	our dependence on certain industries;

•	the susceptibility of our production levels to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•	our substantial international operations, and the resulting risks related to our operating internationally, including weak global economic conditions, instability in global credit markets, governmental restrictions on the transfer of funds to us from our operations outside the U.S. and unfavorable fluctuations in currency exchange rates;

•	the potential consolidation of our customer base, and the potential movement by some of our customers of a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following the consummation of acquisitions;

•	our ability to successfully negotiate definitive agreements and consummate dispositions, and to disentangle operations following the consummation of dispositions;

•	our ability to take advantage of our past, current and possible future restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

•	our ability to maintain our engineering, technological and manufacturing process expertise;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, defense, digital home, energy, healthcare, industrial, instrumentation, lifestyles, mobility, mold, networking, packaging, peripherals, storage, telecommunications and wearable technology industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the three months ended November 30, 2014, our largest customers include Apple, Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, Ingenico S.A., NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the three months ended November 30, 2014, we had net revenues of approximately $4.6 billion and net income attributable to Jabil Circuit, Inc. of approximately $72.2 million.

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

As of September 1, 2014, we are reporting our business in the following two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, computing, digital home, energy, industrial, networking, printing, storage and telecommunications industries. Our DMS segment is focused on providing engineering solutions, heavy participation in consumer markets, access to higher growth markets and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles, healthcare, mobility and packaging industries.

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

Summary of Results

The following table sets forth, for the three month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2014	November 30, 2013
Net revenue	$4,550,418	$4,342,711
Gross profit	$382,987	$334,251
Operating income	$144,755	$155,403
Net income attributable to Jabil Circuit, Inc.	$72,162	$117,922
Net earnings per share - basic	$0.37	$0.58
Net earnings per share - diluted	$0.37	$0.57
Cash dividend per share - declared	$0.08	$0.08

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results.

The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014
Sales cycle	4 days	2 days	3 days	7 days
Inventory turns (annualized)	8 turns	8 turns	8 turns	7 turns
Days in accounts receivable	31 days	27 days	24 days	24 days
Days in inventory	45 days	48 days	47 days	49 days
Days in accounts payable	72 days	73 days	68 days	66 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2014, days in accounts receivable increased 4 days to 31 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended November 30, 2014, days in inventory decreased 3 days to 45 days as compared to the prior sequential quarter primarily due to increased sales activity as well as a focus on inventory management. During the three months ended November 30, 2014, days in accounts payable decreased 1 day to 72 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended November 30, 2014, inventory turns, on an annualized basis, remained consistent at 8 turns from the prior sequential quarter. The sales cycle was 4 days during the three months ended November 30, 2014. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

Recent Accounting Pronouncements

See Note 15 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2014	November 30, 2013
Net revenue	100.0%	100.0%
Cost of revenue	91.6	92.3

Gross profit	8.4	7.7
Operating expenses:
Selling, general and administrative	4.7	3.3
Research and development	0.1	0.2
Amortization of intangibles	0.1	0.1
Restructuring and related charges	0.3	0.5

Operating income	3.2	3.6
Other expense	0.0	0.0
Interest income	(0.0)	(0.0)
Interest expense	0.7	0.8

Income from continuing operations before tax	2.5	2.8
Income tax expense	1.0	0.5

Income from continuing operations, net of tax	1.5	2.3

Discontinued operations:
Income from discontinued operations, net of tax	0.0	0.4
Loss on sale of discontinued operations	(0.0)	—

Discontinued operations, net of tax	(0.0)	0.4

Net income	1.5	2.7
Net income attributable to noncontrolling interests, net of tax	0.0	0.0

Net income attributable to Jabil Circuit, Inc.	1.5%	2.7%

The Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

Net Revenue. Net revenue increased 4.8% to $4.6 billion during the three months ended November 30, 2014, compared to $4.3 billion during the three months ended November 30, 2013. Specifically, the DMS segment revenues increased 21.4% primarily as a result of increased revenues from customers within our mobility business due to strengthened end user product demand. The increase was partially offset by a decrease of 4.7% in EMS segment revenues, which was primarily attributable to reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships. As discussed in the “Overview” section, as of September 1, 2014, we are reporting our business in the following two segments – EMS and DMS. In conjunction with this reorganization, there have been certain reclassifications made within the reported segments.

On April 1, 2014, we completed the sale of our Aftermarket Services (“AMS”) business except for the Malaysian operations, for which the sale was completed on December 31, 2014. The AMS business was included in the DMS segment, and the results of operations of this business are classified as discontinued operations for all periods presented. See Note 2 – “Discontinued Operations” to the Condensed Consolidated Financial Statements for further details.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2014	November 30, 2013
EMS	58%	64%
DMS	42%	36%

Total	100%	100%

Foreign source revenue represented 88.3% of our net revenue for the three months ended November 30, 2014 and 85.6% of net revenue for the three months ended November 30, 2013. We currently expect our foreign source revenue to increase as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $383.0 million (8.4% of net revenue) during the three months ended November 30, 2014, compared to $334.3 million (7.7% of net revenue) during the three months ended November 30, 2013. The increase in gross profit on an absolute basis and as a percentage of net revenue is primarily due to increased revenue from certain of our existing customers within the DMS segment, as well as an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $214.4 million (4.7% of net revenue) during the three months ended November 30, 2014, compared to $142.5 million (3.3% of net revenue) during the three months ended November 30, 2013. The increase during the three months ended November 30, 2014 as compared to the three months ended November 30, 2013 was the result of both a $38.4 million reversal to stock-based compensation expense during the three months ended November 30, 2013 due to decreased expectations for the vesting of certain restricted stock awards and an increase in salary and salary related expenses due to increased headcount to support the continued growth of our business, particularly within the DMS segment.

Research and Development. Research and development expenses decreased to $6.0 million (0.1% of net revenue) during the three months ended November 30, 2014, compared to $9.1 million (0.2% of net revenue) during the three months ended November 30, 2013. The decrease was primarily the result of the timing of research and development spending for projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent over the prior period at $5.6 million during the three months ended November 30, 2014, compared to $6.3 million during the three months ended November 30, 2013.

Restructuring and Related Charges.

a. 2014 Restructuring Plan

We recorded $14.6 million of restructuring and related charges during the three months ended November 30, 2013. We have completed our restructuring activities under this plan and do not expect to incur any additional costs under the 2014 Restructuring Plan.

b. 2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $13.5 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months ended November 30, 2014 compared to $6.4 million during the three months ended November 30, 2013. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months ended November 30, 2014 and 2013 include cash costs of $6.6 million and $6.3 million related to employee severance and benefit costs, respectively, $2.0 million and $0.0 million related to lease costs, respectively, and $0.5 million and $0.1 million of other related costs, respectively, as well as non-cash costs of $4.4 million and $0.0 million related to asset write-off costs, respectively.

During the three months ended November 30, 2014, $17.1 million was paid related to the 2013 Restructuring Plan. At November 30, 2014, accrued liabilities of approximately $34.3 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. While we expect the total amount of pre-tax restructuring and other related costs will be $179.0 million, we can only provide estimate ranges for certain of the major types of costs associated with the action: $123.0 million to $143.0 million of employee severance and benefit costs; $28.0 million to $48.0 million of asset write-off costs; $3.0 million of contract termination costs and $5.0 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $129.4 million of restructuring and related costs have been recognized. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that will be payable primarily over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

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

Other Expense. Other expense did not change significantly for the three months ended November 30, 2014 at $1.7 million compared to $1.2 million for the three months ended November 30, 2013.

Interest Income. We recorded interest income of $1.7 million during the three months ended November 30, 2014, compared to $0.7 million during the three months ended November 30, 2013. The increase was primarily due to dividends (which are treated as interest income) on the Senior Non-Convertible Cumulative Preferred Stock received in connection with the sale of the AMS business on April 1, 2014.

Interest Expense. We recorded $31.8 million of interest expense during the three months ended November 30, 2014, compared to $33.3 million during the three months ended November 30, 2013. The decrease was primarily due to decreased borrowings associated with our five year unsecured credit facility amended as of July 25, 2014 (the “Amended and Restated Credit Facility”).

Income Tax Expense. Income tax expense reflects an effective tax rate of 35.2% for the three months ended November 30, 2014, compared to an effective tax rate of 16.2% for the three months ended November 30, 2013.

The effective tax rate for the three months ended November 30, 2014 increased from the effective tax rate for the three months ended November 30, 2013 primarily due to the reversal of stock-based compensation expense with minimal related tax expense during fiscal year 2014 and a partial valuation allowance release related to the U.S. deferred tax assets during fiscal year 2014.

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months ended November 30, 2014 and 2013 due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets in the first quarter of fiscal year 2014; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; and (d) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30, 2014	November 30, 2013
Operating income (U.S. GAAP)	$144,755	$155,403
Amortization of intangibles	5,590	6,321
Stock-based compensation expense and related charges	18,043	(22,586)
Restructuring and related charges	12,257	21,003

Core operating income (Non-U.S. GAAP)	$180,645	$160,141

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$72,162	$117,922
Amortization of intangibles, net of tax	5,589	1,173
Stock-based compensation expense and related charges, net of tax	17,694	(22,606)
Restructuring and related charges, net of tax	11,948	17,697
Acquisition costs and certain purchase accounting adjustments, net of tax(a)	—	(9,064)
Income from discontinued operations, net of tax	(853)	(16,112)
Loss on sale of discontinued operations, net of tax	1,611	—

Core earnings (Non-U.S. GAAP)	$108,151	$89,010

Earnings per share (U.S. GAAP):
Basic	$0.37	$0.58

Diluted	$0.37	$0.57

Core earnings per share (Non-U.S. GAAP):
Basic	$0.56	$0.43

Diluted	$0.55	$0.43

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	193,502	204,762

Diluted	195,314	206,813

(a)	This tax benefit relates to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income increased 12.8% to $180.6 million during the three months ended November 30, 2014, compared to $160.1 million during the three months ended November 30, 2013. Core earnings increased 21.5% to $108.2 million during the three months ended November 30, 2014, compared to $89.0 million during the three months ended November 30, 2013. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months Ended November 30, 2014, Compared to the Three Months Ended November 30, 2013.”

Acquisitions and Expansion

We have made a number of acquisitions in prior years that were accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

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

Liquidity and Capital Resources

At November 30, 2014, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the three months ended November 30, 2014 and 2013 (in thousands):

	Three months ended
	November 30, 2014	November 30, 2013
Net cash provided by operating activities	$189,101	$117,706
Net cash used in investing activities	(190,312)	(197,173)
Net cash used in financing activities	(66,668)	(163,914)
Effect of exchange rate changes on cash and cash equivalents	(10,866)	1,231

Net decrease in cash and cash equivalents	$(78,745)	$(242,150)

Net cash provided by operating activities during the three months ended November 30, 2014 was approximately $189.1 million. This resulted primarily from net income of $72.4 million, a $441.6 million increase in accounts payable and accrued expenses and $122.4 million in non-cash depreciation and amortization expense; which were partially offset by a $398.3 million increase in accounts receivable and a $100.8 million increase in inventories. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as increased salary and salary related expenses due to increased headcount to support the continued growth of our business, particularly within the DMS segment. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels. The increase in inventories was primarily to support revenue levels in the first and second quarters of fiscal year 2015.

Net cash used in investing activities during the three months ended November 30, 2014 was $190.3 million. This consisted primarily of capital expenditures of $197.7 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the three months ended November 30, 2014 was $66.7 million. This resulted from our receipt of approximately $1.5 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $1.4 billion of borrowings under the Amended and Restated Credit Facility. This was offset by repayments in an aggregate amount of approximately $1.5 billion, which primarily included an aggregate of $1.4 billion of repayments under the Amended and Restated Credit Facility. In addition, during the three months ended November 30, 2014 we paid $40.0 million, including commissions, to repurchase 2,022,664 of our common shares, we paid $16.6 million in dividends to stockholders and we paid $6.7 million (or 362,661 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $6.7 million of employee-owned common stock related to this vesting).

Sources

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our Amended and Restated Credit Facility (which is further discussed in the following paragraphs) and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time over the three years following the registration, to augment our liquidity and capital resources. The current shelf registration statement will expire in the first quarter of fiscal year 2018 at which time we currently anticipate filing a new shelf registration statement. Any future sale or issuance of equity or convertible debt securities could result in dilution to current or future shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations, increase debt service obligations, limit our flexibility as a result of debt service requirements and restrictive covenants, potentially negatively affect our credit ratings, and limit our ability to access additional capital or execute our business strategy. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common shares.

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

Also, as described in Note 2 – “Discontinued Operations” to the Condensed Consolidated Financial Statements, on April 1, 2014, we completed the sale of our AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. We completed these sales for consideration of $725.0 million, which consisted of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. As a result of the sale, we have additional funds to finance certain of our needs.

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 20, 2017 (as the program was renewed on October 21, 2014), are available at any one time. Net cash proceeds up to a maximum of $75.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, are available at any one time.

In connection with our asset-backed securitization programs, at November 30, 2014, we had sold $730.7 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $254.3 million, and a deferred purchase price receivable. At November 30, 2014, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $476.4 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In October 2014, the factoring agreement was extended through March 31, 2015, at which time it is expected to automatically renew for an additional six-month period.

During the three months ended November 30, 2014, we sold no trade accounts receivable and received no cash proceeds under the factoring agreement.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $450.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $450.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2015 to increase the uncommitted capacity from $350.0 million to $450.0 million and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2015. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months ended November 30, 2014, we sold $0.6 billion of trade accounts receivable under these programs and we received cash proceeds of $0.6 billion.

Notes payable, long-term debt and capital lease obligations outstanding at November 30, 2014 and August 31, 2014 are summarized below (in thousands):

	November 30, 2014	August 31, 2014
7.750% Senior Notes due 2016	$309,089	$308,659
8.250% Senior Notes due 2018	398,761	398,665
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	545	1,685
Borrowings under loans	35,591	38,207
Capital lease obligations	30,021	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	3,857	4,450

Total notes payable, long-term debt and capital lease obligations	1,677,864	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	11,487	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,666,377	$1,669,585

At November 30, 2014 and August 31, 2014, we were in compliance with all covenants under the Amended and Restated Credit Facility and our asset-backed securitization programs.

Uses

On October 16, 2014, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 14, 2014. Of the total cash dividend declared on October 16, 2014 of $16.0 million, $15.5 million was paid on December 1, 2014. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the fourth quarter of fiscal year 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares during the twelve month period following their authorization. We repurchased 2.0 million shares for approximately $40.0 million during the three months ended November 30, 2014, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

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

At November 30, 2014, we had approximately $921.5 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $709.5 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We have increased our capital expenditures in an effort to accelerate growth and currently anticipate that during the next 12 months, our capital expenditures will be in the range of $650.0 million to $750.0 million, principally for expansion in Asia and infrastructure; investments in our DMS operations, specifically our mobility, healthcare, packaging and lifestyles and wearables businesses; and to support ongoing business in the EMS segment. Additionally, our capital expenditures will be used to expand our capabilities and invest in new non-traditional end markets. The amounts used to fund such capital expenditures will not be available to be deployed elsewhere by us. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $75.0 million foreign asset-backed securitization program is scheduled to expire on May 15, 2015. We may be unable to renew either of these programs. The $450.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2015 and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2015. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of November 30, 2014 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,674,007	$11,487	$337,085	$401,135	$924,300
Future interest on notes payable, long-term debt and capital lease obligations (b)	493,050	106,380	178,343	105,165	103,162
Operating lease obligations	417,619	88,378	130,633	76,368	122,240
Non-cancelable purchase order obligations (c)	135,495	126,650	8,845	—	—
Pension and postretirement contributions and payments (d)	12,402	4,291	1,317	1,925	4,869
Capital commitments (e)	500	500	—	—	—

Total contractual cash obligations (f)	$2,733,073	$337,686	$656,223	$584,593	$1,154,571

(a)	The above table excludes a $3.9 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	At November 30, 2014, our notes payable and long-term debt pay interest at predominantly fixed rates.
(c)	Consists of purchase commitments entered into as of November 30, 2014 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized nine month period following the first quarter of fiscal year 2015 and the expected benefit payments for unfunded pension and postretirement plans through 2024. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials. Of that amount, we have invested $9.5 million as of November 30, 2014.
(f)	At November 30, 2014, we have $1.3 million and $93.3 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At November 30, 2014, except for certain foreign currency contracts with a notional amount outstanding of $619.0 million and a fair value of $4.4 million recorded in prepaid expenses and other current assets and $2.5 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at November 30, 2014 that are not designated as accounting hedges was $1.5 billion. The fair values of these contracts amounted to a $8.0 million asset recorded in prepaid expenses and other current assets and a $7.8 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at November 30, 2014. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of November 30, 2014, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2014, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At November 30, 2014, the hedge accounting adjustment recorded is $3.9 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these facilities at November 30, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2014. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2014, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended November 30, 2014, our five largest customers accounted for approximately 51% of our net revenue and 71 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. If any of those customers experience a decline in the demand (anticipated or unanticipated) for one or more of their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, which have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) or a reduction in manufacturing services ordered from us can result in one or more of the following adverse effects: a decline in revenue; less revenue to absorb fixed costs and overhead; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days in inventory and an increase in days in accounts receivable. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification liability. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand (anticipated or unanticipated), the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

Also, our Diversified Manufacturing Services (“DMS”) segment is highly dependent on the consumer products industry. This business is very competitive (both for us and our customers) and often subject to shorter product lifecycles, shifting end-user preferences, higher revenue volatility and programs that may be shifted among competitors in our industry that may impact customer orders thus reducing net revenue and our ability to cover fixed costs. As a result, these risks heighten our exposure to this end market which could adversely affect our results of operations.

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

The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products;

•	our customers’ attempts to manage their inventory;

•	electronic design changes;

•	changes in our customers’ manufacturing strategy;

•	customer requirements to relocate our manufacturing operations or to transfer our manufacturing from one facility to another; and

•	acquisitions of or consolidations among customers.

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

Customer relationships with emerging companies, an area of increasing activity for us, present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to their relatively recent entrance into the commercial market, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. We sometimes offer these customers extended payment terms, loans, services and other support that may increase our financial exposure. These risks are also heightened by the tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future. Also, as a result of, among other things, these emerging companies tending to be smaller and less financially secure, we have faced and may face in the future increased litigation risk from these companies.

In addition, we have been investing directly in certain of these emerging company customers which, along with extended payment terms, loans, other financial accommodations such as not requiring customers to cover certain costs that we typically require customers to pay, services and other support we may provide, may exacerbate the risks described in this Risk Factor. Risks related to these investments may also include one or more of the following: substantial selling, general and administrative expenses; substantial capital expenses or investments; losses or impairments that may be reflected in our net income item of our Statement of Operations; and an inability to recover a partial or full amount of any investments we make in these smaller, emerging companies.

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

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery in the U.S., Europe and Asia, such recovery may be weak and/or short-lived and recessionary conditions may return, which could significantly affect the U.S. and international debt and capital markets, as well as the demand for the products of certain of our customers.

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

Credit market turmoil effects could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; our lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 25, 2014 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $75.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $450.0 million uncommitted trade accounts receivable sale program expiring on November 1, 2015 (though either party can elect to terminate the agreement upon 15 days prior notice and the agreement will be automatically extended each year through August 31, 2017 unless any party gives no less than 30 days prior notice that the agreement should not be extended), our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2015, or our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 88.3% of net revenue from international operations during the three months ended November 30, 2014 compared to 85.6% during the three months ended November 30, 2013. At November 30, 2014, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Beijing, Chengdu, Hong Kong, Huangpu, Kunshan, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai and Ranjangaon, India; Bray and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Kwidzyn, Poland; Moscow and

Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Seoul, South Korea; Changhua, Hsinchu, Taichung and Taipei, Taiwan; Venray, The Netherlands; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships that can be difficult and expensive to terminate due to, among other potential reasons, burdensome labor laws and regulations;

•	rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including tariffs and quotas), environmental policies and privacy issues, and local statutory corporate governance related to conducting business in foreign jurisdictions;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability and unsafe working conditions (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

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

Areas of our business at times experience periods of rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; efficiently and effectively dedicate resources to existing customers; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, divestitures involve significant risks (some of which are present in our sale of our Aftermarket Services (“AMS”) business on April 1, 2014), which could have a material adverse effect on us including: we may not be able to identify acceptable buyers; we may divest a business at a price or on terms that are different than anticipated; we may lose key employees; divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction; completing divestitures requires expenses and management effort; we may become subject to indemnity obligations and/or remain liable or contingently liable for obligations related to the divested business or operations; a delay or failure to close for any reason, including a failure to obtain the necessary third party consents and regulatory approvals; the retention of certain continuing liabilities under contracts; financing for the transaction not occurring as anticipated; equity consideration proving to have a value substantially less than the stated or expected value or not being transferable to a third party on attractive terms; covenants not to compete (such as we entered into in connection with our sale of our AMS business) could impair our ability to attract and retain customers; business arrangements with the buyers could negatively impact our business with common customers; and we may face difficulties in the separation of the divested operations, services, products and personnel.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Three Months Ended November 30, 2014, Compared to the Three Months Ended November 30, 2013 and Note 14 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire, retain and expand our qualified engineering and technical personnel;

•	maintain and continually improve our technological expertise;

•	develop and market manufacturing services that meet changing customer needs; and

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

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

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our officers, managers and skilled personnel. We could be seriously harmed by the loss of any of our executive officers or multiple managers or skilled personnel. To aid in managing our growth and strengthening our management and skilled personnel, we will need to internally develop, recruit and retain additional skilled management personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.

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

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We attempt to monitor and mitigate our exposure and modify our systems when warranted and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches and computer viruses. The increased use of mobile technologies can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. In addition, any production inefficiencies or delays could negatively affect our ability to fill customer orders, resulting in a delay or reduction in our revenues. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. Finally, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results.

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

As of November 30, 2014, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of November 30, 2014, there was $66.2 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC (including the Dodd-Frank Act) and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, due, at least in part, to the turmoil over the past several years in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NYSE, have enacted additional changes in their laws, regulations and rules and may be contemplating additional changes. These changes, and any such future changes, may cause our legal and financial accounting costs to increase.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)

September 1, 2014 – September 30, 2014	—	$—	—	$40,000,024
October 1, 2014 – October 31, 2014	2,385,325	$19.58	2,022,664	$—
November 1, 2014 – November 30, 2014	—	$—	—	$—

Total	2,385,325	$19.58	2,022,664	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In the fourth quarter of fiscal year 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares during the twelve month period following their authorization. During the three months ended November 30, 2014, 2.0 million shares were repurchased for approximately $40.0 million in the open market, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer-EU3).

10.2(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer-Non-EU3).

10.3(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer3).

10.4(9)	—	Form of Stock Appreciation Right Award Agreement (SAR Officer Non-EU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: January 9, 2015	By:	/s/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: January 9, 2015	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.