Form 10-Q
period 2015-02-28
JABIL CIRCUIT INC
filed 2015-04-07
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

As of March 27, 2015, there were 193,762,026 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 28,
	2015	August 31,
	(Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$966,414	$1,000,249
Accounts receivable, net of allowance for doubtful accounts of $8,840 at February 28, 2015 and $1,994 at August 31, 2014	1,269,171	1,208,516
Inventories	2,105,183	2,008,077
Prepaid expenses and other current assets	935,063	1,057,562
Deferred income taxes	66,351	64,944
Assets of discontinued operations	—	19,669

Total current assets	5,342,182	5,359,017
Property, plant and equipment, net of accumulated depreciation of $2,063,804 at February 28, 2015 and $1,923,750 at August 31, 2014	2,435,704	2,271,705
Goodwill	383,492	383,644
Intangible assets, net of accumulated amortization of $182,791 at February 28, 2015 and $171,490 at August 31, 2014	235,102	244,056
Deferred income taxes	85,026	92,702
Other assets	96,650	128,622

Total assets	$8,578,156	$8,479,746

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$11,258	$12,960
Accounts payable	3,087,905	3,060,814
Accrued expenses	1,325,792	1,235,106
Deferred income taxes	785	5,094
Liabilities of discontinued operations	—	7,123

Total current liabilities	4,425,740	4,321,097
Notes payable, long-term debt and capital lease obligations, less current installments	1,662,778	1,669,585
Other liabilities	73,597	79,471
Income tax liabilities	92,243	87,555
Deferred income taxes	59,829	61,670

Total liabilities	6,314,187	6,219,378

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 245,962,356 and 243,930,983 shares issued and 193,749,894 and 194,113,850 shares outstanding at February 28, 2015 and August 31, 2014, respectively	246	244
Additional paid-in capital	1,916,255	1,874,219
Retained earnings	1,340,972	1,245,772
Accumulated other comprehensive (loss) income	(578)	86,962
Treasury stock at cost, 52,212,462 and 49,817,133 shares at February 28, 2015 and August 31, 2014, respectively	(1,012,330)	(965,369)

Total Jabil Circuit, Inc. stockholders’ equity	2,244,565	2,241,828
Noncontrolling interests	19,404	18,540

Total equity	2,263,969	2,260,368

Total liabilities and equity	$8,578,156	$8,479,746

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Net revenue	$4,309,323	$3,577,315	$8,859,741	$7,920,026
Cost of revenue	3,941,504	3,364,165	8,108,935	7,372,625

Gross profit	367,819	213,150	750,806	547,401
Operating expenses:
Selling, general and administrative	210,326	164,522	424,705	306,992
Research and development	6,501	6,604	12,506	15,658
Amortization of intangibles	5,783	6,180	11,373	12,501
Restructuring and related charges	20,358	32,203	32,616	53,206

Operating income	124,851	3,641	269,606	159,044
Other expense	1,665	1,850	3,359	3,027
Interest income	(1,916)	(341)	(3,617)	(1,049)
Interest expense	32,048	31,858	63,888	65,163

Income (loss) from continuing operations before tax	93,054	(29,726)	205,976	91,903
Income tax expense	35,272	2,539	75,061	22,215

Income (loss) from continuing operations, net of tax	57,782	(32,265)	130,915	69,688

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(4,562)	2,704	(3,709)	18,816
Loss on sale of discontinued operations, net of tax	(947)	(8,955)	(2,557)	(8,955)

Discontinued operations, net of tax	(5,509)	(6,251)	(6,266)	9,861

Net income (loss)	52,273	(38,516)	124,649	79,549
Net income attributable to noncontrolling interests, net of tax	321	151	535	294

Net income (loss) attributable to Jabil Circuit, Inc.	$51,952	$(38,667)	$124,114	$79,255

Earnings (loss) per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$0.30	$(0.16)	$0.67	$0.34

Discontinued operations, net of tax	$(0.03)	$(0.03)	$(0.03)	$0.05

Net income (loss)	$0.27	$(0.19)	$0.64	$0.39

Diluted:
Income (loss) from continuing operations, net of tax	$0.29	$(0.16)	$0.67	$0.34

Discontinued operations, net of tax	$(0.03)	$(0.03)	$(0.03)	$0.05

Net income (loss)	$0.27	$(0.19)	$0.63	$0.38

Weighted average shares outstanding:
Basic	193,561	205,251	193,531	205,005

Diluted	195,473	205,251	195,534	206,892

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Net income (loss)	$52,273	$(38,516)	$124,649	$79,549
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(46,903)	2,063	(81,609)	11,247
Changes in fair value of derivative instruments, net of tax	(8,406)	(2,916)	(10,358)	(1,494)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	4,388	1,510	4,072	3,570
Unrealized gain on available for sale securities, net of tax	633	—	355	—

Total other comprehensive (loss) income	(50,288)	657	(87,540)	13,323

Comprehensive income (loss)	$1,985	$(37,859)	$37,109	$92,872
Comprehensive income attributable to noncontrolling interests	321	151	535	294

Comprehensive income (loss) attributable to Jabil Circuit, Inc.	$1,664	$(38,010)	$36,574	$92,578

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated
			Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at August 31, 2014	194,113,850	$244	$1,874,219	$1,245,772	$86,962	$(965,369)	$18,540	$2,260,368
Shares issued upon exercise of stock options	3,478	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	505,151	1	8,996	—	—	—	—	8,997
Vesting of restricted stock awards	1,522,744	1	(1)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(372,665)	—	—	—	—	(6,921)	—	(6,921)
Treasury shares purchased	(2,022,664)	—	—	—	—	(40,040)	—	(40,040)
Recognition of stock-based compensation	—	—	33,039	—	—	—	—	33,039
Excess tax benefit of stock awards	—	—	2	—	—	—	—	2
Declared dividends	—	—	—	(28,914)	—	—	—	(28,914)
Comprehensive income	—	—	—	124,114	(87,540)	—	535	37,109
Acquisition of noncontrolling interests	—	—	—	—	—	—	329	329

Balance at February 28, 2015	193,749,894	246	$1,916,255	$1,340,972	$(578)	$(1,012,330)	$19,404	$2,263,969

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28,	February 28,
	2015	2014
Cash flows from operating activities:
Net income	$124,649	$79,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,441	247,169
Restructuring and related charges	3,867	24,915
Recognition of stock-based compensation expense and related charges	32,982	(7,821)
Deferred income taxes	(1,370)	(28,265)
Loss on sale of property, plant and equipment	12,185	3,574
Other, net	13,177	6,840
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(97,859)	187,030
Inventories	(112,993)	342,794
Prepaid expenses and other current assets	105,311	215,376
Other assets	24,067	(22,448)
Accounts payable, accrued expenses and other liabilities	171,968	(914,097)

Net cash provided by operating activities	525,425	134,616

Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of cash	9,663	—
Acquisition of property, plant and equipment	(468,207)	(286,349)
Cash paid for business and intangible asset acquisitions, net of cash acquired	(11,897)	—
Proceeds from sale of property, plant and equipment	4,629	12,945
Other, net	4,894	—

Net cash used in investing activities	(460,918)	(273,404)

Cash flows from financing activities:
Borrowings under debt agreements	3,352,676	3,789,192
Payments toward debt agreements	(3,358,147)	(3,860,319)
Payments to acquire treasury stock	(40,040)	(64,051)
Dividends paid to stockholders	(32,078)	(35,792)
Treasury stock minimum tax withholding related to vesting of restricted stock	(6,921)	(32,845)
Other, net	9,061	4,908

Net cash used in financing activities	(75,449)	(198,907)

Effect of exchange rate changes on cash and cash equivalents	(22,893)	1,451

Net decrease in cash and cash equivalents	(33,835)	(336,244)
Cash and cash equivalents at beginning of period	1,000,249	1,011,373

Cash and cash equivalents at end of period	$966,414	$675,129

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2014. Results for the six month period ended February 28, 2015 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2015. We have made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to discontinued operations and the change in reportable segments. See Note 2 – “Discontinued Operations” and Note 6 – “Concentration of Risk and Segment Data” for further details.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The final purchase price was reduced by $99.2 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business, and this adjustment is subject to final reconciliation in relation to the purchase price for the Malaysian operations. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. In connection with the AMS transaction, the Company entered into a transition services agreement effective April 1, 2014 to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor. This agreement is not material and the continuing cash flows are not significant. As of February 28, 2015, AMS meets the criteria for discontinued operations reporting because the Company does not have any significant continuing involvement in the operations of AMS after the disposal transaction and the operations and cash flows of AMS have been eliminated from the ongoing operations of the Company as a result of the disposal transaction.

For all periods presented, the operating results associated with this business have been reclassified into (loss) income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Net revenue	$3,634	$224,040	$14,624	$492,771

(Loss) income from discontinued operations, before tax	$(4,571)	6,569	$(3,707)	23,786
Income tax (benefit) expense	(9)	3,865	2	4,970

(Loss) income from discontinued operations, net of tax	$(4,562)	$2,704	$(3,709)	$18,816

Loss on sale of discontinued operations, before tax	$(372)	$(8,955)	$(1,982)	$(8,955)
Income tax expense	575	—	575	—

Loss on sale of discontinued operations, net of tax	$(947)	$(8,955)	$(2,557)	$(8,955)

Discontinued operations, net of tax	$(5,509)	$(6,251)	$(6,266)	$9,861

3. Earnings Per Share and Dividends

a. Earnings Per Share

The Company calculates its basic earnings per share by dividing net income (loss) attributable to Jabil Circuit, Inc. by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The following table sets forth the calculations of basic and diluted earnings per share attributable to the stockholders of Jabil Circuit, Inc. (in thousands, except earnings per share data):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations, net of tax	$57,782	$(32,265)	$130,915	$69,688
Net income attributable to noncontrolling interests, net of tax	321	151	535	294

Income (loss) from continuing operations attributable to Jabil Circuit, Inc., net of tax	57,461	(32,416)	130,380	69,394
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	(5,509)	(6,251)	(6,266)	9,861

Net income (loss) attributable to Jabil Circuit, Inc.	$51,952	$(38,667)	$124,114	$79,255

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	193,561	205,251	193,531	205,005

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	99	—	70	120
Dilutive unvested restricted stock awards	1,813	—	1,933	1,767

Denominator for diluted earnings per share	195,473	205,251	195,534	206,892

Earnings (loss) per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$0.30	$(0.16)	$0.67	$0.34

Discontinued operations, net of tax	$(0.03)	$(0.03)	$(0.03)	$0.05

Net income (loss)	$0.27	$(0.19)	$0.64	$0.39

Diluted:
Income (loss) from continuing operations, net of tax	$0.29	$(0.16)	$0.67	$0.34

Discontinued operations, net of tax	$(0.03)	$(0.03)	$(0.03)	$0.05

Net income (loss)	$0.27	$(0.19)	$0.63	$0.38

For the three months and six months ended February 28, 2015, options to purchase 3,889 and 438,731 shares of common stock, respectively, and 3,662,024 and 3,712,421 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

No potential common shares relating to outstanding stock awards have been included in the computation of diluted earnings per share as a result of the Company’s net loss for the three months ended February 28, 2014. The Company accordingly excluded from the computation of diluted earnings per share 3,737,859 restricted stock awards, options to purchase 1,721,068 shares of common stock and 4,172,787 stock appreciation rights. For the six months ended February 28, 2014, options to purchase 2,159,270 shares of common stock and 4,200,998 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 28, 2015 and 2014 (in thousands, except for per share data):

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
Fiscal Year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	0.08	16,020	February 13, 2015	March 2, 2015

Fiscal Year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	0.08	16,976	February 14, 2014	March 3, 2014

4. Inventories

Inventories consist of the following (in thousands):

	February 28, 2015	August 31, 2014
Raw materials	$1,163,834	$1,096,299
Work in process	551,722	537,033
Finished goods	389,627	374,745

Total inventories	$2,105,183	$2,008,077

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $15.0 million and $33.0 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2015, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.1 million and $0.5 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2015, respectively. The Company recorded $14.7 million and $(7.9) million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2014, respectively. During the six months ended February 28, 2014, the Company recorded a $38.4 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.5 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for each of the three months and six months ended February 28, 2014.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2014 through February 28, 2015:

					Weighted-
				Weighted-	Average
	Shares		Average	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at August 31, 2014	10,823,646	5,432,002	$400	$26.32	1.52
Options granted	(435,000)	435,000		$18.49
Options canceled	1,768,092	(1,768,092)		$24.73
Restricted stock awards granted (a)	(4,046,572)	—
Options exercised	—	(47,311)		$19.86

Balance at February 28, 2015	8,110,166	4,051,599	$2,208	$26.25	2.14

Exercisable at February 28, 2015		4,051,599	$2,208	$26.25	2.14

(a)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2014 through February 28, 2015:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested balance at August 31, 2014	9,800,942	$19.89
Changes during the period
Shares granted (a)	5,226,492	$18.59
Shares vested	(1,522,744)	$19.61
Shares forfeited	(1,179,920)	$19.67

Unvested balance at February 28, 2015	12,324,770	$19.42

(a)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the six months ended February 28, 2015 and 2014, the Company awarded approximately 2.7 million and 1.8 million time-based restricted stock units, respectively, and 1.7 million and 1.6 million performance-based restricted stock units, respectively.

At February 28, 2015, there was $79.8 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2015, the Company’s five largest customers accounted for approximately 51% of its net revenue and 74 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. Prior to the first quarter of fiscal year 2015, the Company’s operating segments consisted of three segments – DMS, Enterprise & Infrastructure and High Velocity Systems. On September 1, 2014, the Company changed its reporting structure to align with the chief operating decision maker’s management of resource allocation and performance assessment. Accordingly, the Company’s operating segments now consist of two segments – EMS and DMS, which are also the Company’s reportable segments. All prior period disclosures presented have been restated to reflect this change.

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

The following tables set forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Net revenue
EMS	$2,625,871	$2,472,050	$5,259,388	$5,236,209
DMS	1,683,452	1,105,265	3,600,353	2,683,817

	$4,309,323	$3,577,315	$8,859,741	$7,920,026

Segment income and reconciliation of income before tax
EMS	$54,733	$48,778	$117,315	$126,372
DMS	111,227	11,640	229,291	94,187

Total segment income	$165,960	$60,418	$346,606	$220,559

Reconciling items:
Amortization of intangibles	5,783	6,180	11,373	12,501
Stock-based compensation expense and related charges	14,968	14,652	33,011	(7,934)
Restructuring and related charges	20,358	32,203	32,616	53,206
Distressed customer charges	—	3,742	—	3,742
Other expense	1,665	1,850	3,359	3,027
Interest income	(1,916)	(341)	(3,617)	(1,049)
Interest expense	32,048	31,858	63,888	65,163

Income (loss) from continuing operations before tax	$93,054	$(29,726)	$205,976	$91,903

	February 28, 2015	August 31, 2014
Total assets
EMS	$2,514,968	$2,300,262
DMS	3,487,630	3,460,769
Other non-allocated assets	2,575,558	2,699,046
Assets of discontinued operations	—	19,669

	$8,578,156	$8,479,746

As of February 28, 2015, the Company operated in 24 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 86.7% and 87.5% of net revenue during the three months and six months ended February 28, 2015, respectively, compared to 83.3% and 84.6% of net revenue during the three months and six months ended February 28, 2014, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at February 28, 2015 and August 31, 2014 are summarized below (in thousands):

	February 28,	August 31,
	2015	2014
7.750% Senior Notes due 2016	$309,518	$308,659
8.250% Senior Notes due 2018	398,856	398,665
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	948	1,685
Borrowings under loans(a)	32,683	38,207
Capital lease obligations	28,768	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	3,263	4,450

Total notes payable, long-term debt and capital lease obligations	1,674,036	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	11,258	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,662,778	$1,669,585

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $335.4 million, $461.0 million, $432.2 million and $518.8 million, respectively, at February 28, 2015. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At February 28, 2015, the VIE had approximately $33.1 million of total assets, of which approximately $32.5 million was comprised of a note receivable due from the Company, and approximately $32.3 million of total liabilities, of which approximately $32.3 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $32.3 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 28, 2015 and 2014 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 20, 2017 (as the program was renewed on October 21, 2014), and its foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million and $175.0 million for the North American and foreign asset-backed securitization programs, respectively, are available at any one time. The Company increased its facility limit for the foreign asset-backed securitization program from $75.0 million to $175.0 million during the second quarter of fiscal year 2015.

In connection with the asset-backed securitization programs, the Company sold $1.8 billion and $3.7 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2015, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $3.3 billion during the three months and six months ended February 28, 2015, respectively, (of which approximately $3.6 million and $5.9 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. The Company sold $2.0 billion and $4.2 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2014, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $3.8 billion during the three months and six months ended February 28, 2014, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods) and a deferred purchase price receivable. At February 28, 2015 and 2014, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $420.5 million and $420.0 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $0.7 million and $1.6 million during the three months and six months ended February 28, 2015, respectively, and approximately $0.9 million and $1.9 million during the three months and six months ended February 28, 2014, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In October 2014, the factoring agreement was extended through March 31, 2015, at which time it was automatically renewed for an additional six-month period.

The Company sold $0.4 million of trade accounts receivable during each of the three months and six months ended February 28, 2015, compared to $0.6 million and $1.1 million during the three months and six months ended February 28, 2014, respectively. In exchange, the Company received cash proceeds of $0.4 million during each of the three months and six months ended February 28, 2015, compared to $0.6 million and $1.1 million during the three months and six months ended February 28, 2014, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and six months ended February 28, 2015 and 2014 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

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

During the three months and six months ended February 28, 2015, the Company sold $0.5 billion and $1.0 billion of trade accounts receivable under these programs, respectively, compared to $0.4 billion and $1.0 billion during the three months and six months ended February 28, 2014, respectively. In exchange, the Company received cash proceeds of $0.5 billion and $1.0 billion during the three months and six months ended February 28, 2015, respectively, compared to $0.4 billion and $1.0 billion during the three months and six months ended February 28, 2014, respectively. The resulting losses on the sales of trade accounts receivable during the three months and six months ended February 28, 2015 and 2014 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2014 to February 28, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized Gain (Loss) on Available for Sale Securities	Total
Balance at August 31, 2014	$123,411	$4,572	$(40,704)	$1,196	$(1,513)	$86,962
Other comprehensive income before reclassifications	(81,609)	(10,358)	—	—	355	(91,612)
Amounts reclassified from AOCI	—	4,072	—	—	—	4,072

Other comprehensive (loss) income	(81,609)	(6,286)	—	—	355	(87,540)

Balance at February 28, 2015	$41,802	$(1,714)	$(40,704)	$1,196	$(1,158)	$(578)

The portions of AOCI reclassified into earnings during the three months and six months ended February 28, 2015 and 2014 were not material, and were classified as components of net revenue, cost of revenue, selling, general and administrative expense, income from discontinued operation, net of tax, and interest expense.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and six months ended February 28, 2015 and 2014 (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Service cost	$265	$312	$547	$621
Interest cost	1,415	1,703	2,883	3,368
Expected long-term return on plan assets	(1,470)	(1,539)	(2,991)	(3,038)
Recognized actuarial loss	497	659	1,012	1,309
Amortization of prior service cost	(38)	(62)	(79)	(123)

Net periodic benefit cost	$669	$1,073	$1,372	$2,137

During the six months ended February 28, 2015, the Company made contributions of approximately $1.7 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.4 million and $4.2 million to its funded pension plans during the fiscal year ended August 31, 2015.

11. Commitments and Contingencies

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Goodwill

As of September 1, 2014, the Company’s operating segments consist of the EMS and DMS segments. As a result of the change in reportable segments, the goodwill assigned to the reporting units did not change, and an interim goodwill impairment test was not required. The following table presents the changes in goodwill allocated to the Company’s reportable segments, EMS and DMS, during the six months ended February 28, 2015 (in thousands):

	August 31, 2014				February 28, 2015
		Accumulated	Acquisitions	Foreign		Accumulated
	Gross	Impairment	&	Currency	Gross	Impairment
Reportable Segment	Balance	Balance	Adjustments	Impact	Balance	Balance	Net Balance
EMS	$474,305	$(464,053)	$3,558	$(953)	$476,910	$(464,053)	$12,857
DMS	929,161	(555,769)	—	(2,757)	926,404	(555,769)	370,635

Total	$1,403,466	$(1,019,822)	$3,558	$(3,710)	$1,403,314	$(1,019,822)	$383,492

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $567.6 million and $626.9 million at February 28, 2015 and August 31, 2014, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2015 and November 30, 2015.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 28, 2015 and August 31, 2014 was $1.3 billion and $1.2 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 28, 2015, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	7,873	—	$7,873

Liabilities:
Forward foreign exchange contracts	—	(15,687)	—	(15,687)

Total	$—	(7,814)	—	$(7,814)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 28, 2015 and August 31, 2014 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at	Balance Sheet	Fair Value at	Fair Value at
	Location	February 28, 2015	August 31, 2014	Location	February 28, 2015	August 31, 2014
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,929	$6,089	Accrued expenses	$5,410	$1,460

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$5,944	$7,995	Accrued expenses	$10,277	$2,186

As of February 28, 2015 and August 31, 2014, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue, selling, general and administrative expense and income from discontinued operations, net of tax.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months and six months ended February 28, 2015 and 2014. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.2 million in amortization as a reduction to interest expense during the six months ended February 28, 2015. At February 28, 2015 and August 31, 2014, the unamortized hedge accounting adjustment recorded is $3.3 million and $4.5 million, respectively, in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months and six months ended February 28, 2015 and 2014 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

14. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors during the first quarter of fiscal year 2014 (the “2014 Restructuring Plan”), the Company charged $27.9 million and $42.5 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2014, respectively. The 2014 Restructuring Plan was intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the three months and six months ended February 28, 2014 include cash costs of $4.0 million and $16.4 million related to employee severance and benefit costs, respectively, $1.4 million and $1.7 million related to lease costs, respectively, and $0.2 million and $1.5 million of other related costs, respectively, as well as non-cash costs of $22.3 million and $22.9 million related to asset write-off costs, respectively. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the EMS reportable segment. The Company completed the restructuring activities under this plan during the fourth quarter of fiscal year 2014 and does not expect to incur any additional costs under the 2014 Restructuring Plan. See Note 6 – “Concentration of Risk and Segment Data” for further details on the change in reportable segments.

The table below sets forth the significant components and activity in the 2014 Restructuring Plan during the three months and six months ended February 28, 2014 (in thousands):

2014 Restructuring Plan – Three Months Ended February 28, 2014

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	November 30, 2013	Charges	Non-Cash Activity	Payments	February 28, 2014
Employee severance and benefit costs	$4,773	$3,994	$—	$(5,350)	$3,417
Lease costs	—	1,381	—	—	1,381
Asset write-off costs	—	22,321	(22,321)	—	—
Other related costs	1,324	169	(27)	(130)	1,336

Total	$6,097	$27,865	$(22,348)	$(5,480)	$6,134

2014 Restructuring Plan – Six Months Ended February 28, 2014

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2013	Charges	Non-Cash Activity	Payments	February 28, 2014
Employee severance and benefit costs	$—	$16,373	$63	$(13,019)	$3,417
Lease costs	—	1,738	—	(357)	1,381
Asset write-off costs	—	22,884	(22,884)	—	—
Other related costs	—	1,493	(27)	(130)	1,336

Total	$—	$42,488	$(22,848)	$(13,506)	$6,134

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $20.6 million and $34.1 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2015, respectively, compared to $4.3 million and $10.7 million during the three months and six months ended February 28, 2014, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and six months ended February 28, 2015 include cash costs of $18.6 million and $25.2 million related to employee severance and benefit costs, respectively, $0.8 million and $2.8 million related to lease costs, respectively, and $0.6 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $0.6 million and $5.0 million related to asset write-off costs, respectively. The restructuring and related charges during the three months and six months ended February 28, 2014 include cash costs of $1.4 million and $7.7 million related to employee severance and benefit costs, respectively, $0.4 million related to lease costs and $0.5 million and $0.6 million of other related costs, respectively, as well as non-cash costs of $2.0 million related to asset write-off costs.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs primarily over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $150.0 million of restructuring and related costs have been recognized. Of the $150.0 million recognized to date, $113.3 million was allocated to the EMS segment, $28.1 million was allocated to the DMS segment and $8.6 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that are payable primarily over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and six months ended February 28, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended February 28, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	November 30, 2014	Charges	Non-Cash Activity	Payments	February 28, 2015
Employee severance and benefit costs	$33,230	$18,597	$(2,121)	$(13,550)	$36,156
Lease costs	1,979	816	(26)	(366)	2,403
Asset write-off costs	—	581	(581)	—	—
Other related costs	444	646	(45)	(139)	906

Total	$35,653	$20,640	$(2,773)	$(14,055)	$39,465

2013 Restructuring Plan – Six Months Ended February 28, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2014	Charges	Non-Cash Activity	Payments	February 28, 2015
Employee severance and benefit costs	$45,246	$25,202	$(3,911)	$(30,381)	$36,156
Lease costs	18	2,777	(26)	(366)	2,403
Asset write-off costs	—	4,987	(4,987)	—	—
Other related costs	257	1,143	(63)	(431)	906

Total	$45,521	$34,109	$(8,987)	$(31,178)	$39,465

2013 Restructuring Plan – Three Months Ended February 28, 2014

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	November 30, 2013	Charges	Non-Cash Activity	Payments	February 28, 2014
Employee severance and benefit costs	$57,740	$1,391	$542	$(6,076)	$53,597
Lease costs	—	387	—	(25)	362
Asset write-off costs	—	2,013	(2,013)	—	—
Other related costs	55	547	—	(536)	66

Total	$57,795	$4,338	$(1,471)	$(6,637)	$54,025

2013 Restructuring Plan – Six Months Ended February 28, 2014

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2013	Charges	Non-Cash Activity	Payments	February 28, 2014
Employee severance and benefit costs	$55,188	$7,685	$1,930	$(11,206)	$53,597
Lease costs	251	387	—	(276)	362
Asset write-off costs	—	2,013	(2,013)	—	—
Other related costs	—	633	—	(567)	66

Total	$55,439	$10,718	$(83)	$(12,049)	$54,025

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended February 28, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	November 30, 2014	Charges	Non-Cash Activity	Payments	February 28, 2015
EMS	$29,568	$20,102	$(2,682)	$(11,630)	$35,358
DMS	5,066	475	(91)	(1,749)	3,701
Other	1,019	63	—	(676)	406

Total	$35,653	$20,640	$(2,773)	$(14,055)	$39,465

2013 Restructuring Plan – Six Months Ended February 28, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2014	Charges	Non-Cash Activity	Payments	February 28, 2015
EMS	$35,504	$31,850	$(8,841)	$(23,155)	$35,358
DMS	8,268	424	(146)	(4,845)	3,701
Other	1,749	1,835	—	(3,178)	406

Total	$45,521	$34,109	$(8,987)	$(31,178)	$39,465

2013 Restructuring Plan – Three Months Ended February 28, 2014

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	November 30, 2013	Charges	Non-Cash Activity	Payments	February 28, 2014
EMS	$46,885	$(4,103)	$322	$(2,506)	$40,598
DMS	10,728	8,050	(1,793)	(3,736)	13,249
Other	182	391	—	(395)	178

Total	$57,795	$4,338	$(1,471)	$(6,637)	$54,025

2013 Restructuring Plan – Six Months Ended February 28, 2014

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2013	Charges	Non-Cash Activity	Payments	February 28, 2014
EMS	$45,999	$(1,416)	$1,635	$(5,620)	$40,598
DMS	9,407	10,430	(1,718)	(4,870)	13,249
Other	33	1,704	—	(1,559)	178

Total	$55,439	$10,718	$(83)	$(12,049)	$54,025

15. Business Acquisitions

During the three months ended February 28, 2015, the Company completed an acquisition which was deemed to be immaterial. The purchase price of this acquisition totaled approximately $12.0 million in cash and has been accounted for as a business combination using the acquisition method of accounting. Pro forma information has not been provided as the acquisition is not deemed to be significant.

16. New Accounting Guidance

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

17. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and six months ended February 28, 2015 and 2014 primarily due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets in the first quarter of fiscal year 2014; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (d) losses in tax jurisdictions with existing valuation allowances; and (e) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform in the second quarter of fiscal year 2014. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

18. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2015 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, defense, digital home, energy, healthcare, industrial, instrumentation, lifestyles, mobility, mold, networking, packaging, peripherals, storage, telecommunications and wearable technology industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the six months ended February 28, 2015, our largest customers include Apple, Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, Ingenico S.A., NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the six months ended February 28, 2015, we had net revenues of approximately $8.9 billion and net income attributable to Jabil Circuit, Inc. of approximately $124.1 million.

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

Summary of Results

The following table sets forth, for the three months and six months ended February 28, 2015 and 2014, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Net revenue	$4,309,323	$3,577,315	$8,859,741	$7,920,026
Gross profit	$367,819	$213,150	$750,806	$547,401
Operating income	$124,851	$3,641	$269,606	$159,044
Net income (loss) attributable to Jabil Circuit, Inc.	$51,952	$(38,667)	$124,114	$79,255
Net earnings (loss) per share - basic	$0.27	$(0.19)	$0.64	$0.39
Net earnings (loss) per share - diluted	$0.27	$(0.19)	$0.63	$0.38
Cash dividend per share - declared	$0.08	$0.08	$0.16	$0.16

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results.

The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	February 28,	November 30,	August 31,	May 31,
	2015	2014	2014	2014
Sales cycle	4 days	4 days	2 days	3 days
Inventory turns (annualized)	7 turns	8 turns	8 turns	8 turns
Days in accounts receivable	27 days	31 days	27 days	24 days
Days in inventory	48 days	45 days	48 days	47 days
Days in accounts payable	71 days	72 days	73 days	68 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2015, days in accounts receivable decreased 4 days to 27 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended February 28, 2015, days in inventory increased 3 days to 48 days as compared to the prior sequential quarter largely to support expected EMS sales levels in the third quarter of fiscal year 2015. During the three months ended February 28, 2015, days in accounts payable decreased 1 day to 71 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended February 28, 2015, inventory turns, on an annualized basis, remained relatively consistent at 7 turns from the prior sequential quarter. The sales cycle was 4 days during the three months ended February 28, 2015. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 16 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and six months ended February 28, 2015 and 2014, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.5	94.0	91.5	93.0

Gross profit	8.5	6.0	8.5	7.0
Operating expenses:
Selling, general and administrative	4.8	4.6	4.9	3.9
Research and development	0.2	0.2	0.1	0.2
Amortization of intangibles	0.1	0.2	0.1	0.2
Restructuring and related charges	0.5	0.9	0.4	0.7

Operating income	2.9	0.1	3.0	2.0
Other expense	0.0	0.0	0.0	0.0
Interest income	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	0.7	0.9	0.7	0.8

Income (loss) from continuing operations before tax	2.2	(0.8)	2.3	1.2
Income tax expense	0.9	0.1	0.8	0.3

Income (loss) from continuing operations, net of tax	1.3	(0.9)	1.5	0.9

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(0.1)	0.1	(0.1)	0.2
Loss on sale of discontinued operations, net of tax	(0.0)	(0.3)	(0.0)	(0.1)

Discontinued operations, net of tax	(0.1)	(0.2)	(0.1)	0.1

Net income (loss)	1.2	(1.1)	1.4	1.0
Net income attributable to noncontrolling interests, net of tax	0.0	0.0	0.0	0.0

Net income (loss) attributable to Jabil Circuit, Inc.	1.2%	(1.1)%	1.4%	1.0%

The Three Months And Six Months Ended February 28, 2015 Compared to the Three Months And Six Months Ended February 28, 2014

Net Revenue. Net revenue increased 20.5% to $4.3 billion during the three months ended February 28, 2015, compared to $3.6 billion during the three months ended February 28, 2014. Specifically, the DMS segment revenues increased 52.3% primarily as a result of increased revenues from customers within our mobility business due to strengthened end user product demand. EMS segment revenues increased 6.2%, which was primarily attributable to increased revenues from customers within our telecommunications and networking businesses, partially offset by reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited.

Net revenue increased 11.9% to $8.9 billion during the six months ended February 28, 2015, compared to $7.9 billion during the six months ended February 28, 2014. Specifically, the DMS segment revenues increased 34.2% primarily as a result of increased revenues from customers within our mobility business due to strengthened end user product demand. EMS segment revenues remained relatively consistent, which was primarily attributable to reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited, offset by increased revenues from customers within our telecommunications and networking businesses.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-

emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships. As discussed in the “Overview” section, as of September 1, 2014, we are reporting our business in the following two segments – EMS and DMS. In conjunction with this reorganization, there have been certain reclassifications made within the reported segments.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
EMS	61%	69%	59%	66%
DMS	39%	31%	41%	34%

Total	100%	100%	100%	100%

Foreign source revenue represented 86.7% and 87.5% of our net revenue for the three months and six months ended February 28, 2015, respectively, compared to 83.3% and 84.6% of net revenue for the three months and six months ended February 28, 2014. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $367.8 million (8.5% of net revenue) and $750.8 million (8.5% of net revenue) during the three months and six months ended February 28, 2015, respectively, compared to $213.2 million (6.0% of net revenue) and $547.4 million (7.0% of net revenue) during the three months and six months ended February 28, 2014, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue is primarily due to increased revenue from certain of our existing customers within the DMS segment, as well as an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $210.3 million (4.8% of net revenue) and $424.7 million (4.9% of net revenue) during the three months and six months ended February 28, 2015, respectively, compared to $164.5 million (4.6% of net revenue) and $307.0 million (3.9% of net revenue) during the three months and six months ended February 28, 2014, respectively. The increase on an absolute basis and as a percentage of net revenue during the three months ended February 28, 2015 as compared to the three months ended February 28, 2014 was the result of an increase in salary and salary related expenses, as well as other costs, to support the continued growth of our business. The increase on an absolute basis and as a percentage of net revenue during the six months ended February 28, 2015 as compared to the six months ended February 28, 2014 was the result of increases in salary and salary related expenses and other costs to support the continued growth of our business, as well as a $38.4 million reversal to stock-based compensation expense during the first quarter of fiscal year 2014 due to decreased expectations for the vesting of certain restricted stock awards.

Research and Development. Research and development expenses decreased to $6.5 million (0.2% of net revenue) and $12.5 million (0.1% of net revenue) during the three months and six months ended February 28, 2015, respectively, compared to $6.6 million (0.2% of net revenue) and $15.7 million (0.2% of net revenue) during the three months and six months ended February 28, 2014, respectively. Research and development expenses remained relatively consistent during the three months ended February 28, 2015 compared to the three months ended February 28, 2014. The decrease during the six months ended February 28, 2015 compared to the six months ended February 28, 2014 was primarily the result of the timing of research and development spending for projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent over the prior periods at $5.8 million and $11.4 million during the three months and six months ended February 28, 2015, respectively, compared to $6.2 million and $12.5 million during the three months and six months ended February 28, 2014, respectively.

Restructuring and Related Charges.

a. 2014 Restructuring Plan

We recorded $27.9 million and $42.5 million of restructuring and related charges during the three months and six months ended February 28, 2014, respectively. We have completed our restructuring activities under this plan and do not expect to incur any additional costs under the 2014 Restructuring Plan.

b. 2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $20.6 million and $34.1 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2015, respectively, compared to $4.3 million and $10.7 million during the three months and six months ended February 28, 2014, respectively. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and six months ended February 28, 2015 include cash costs of $18.6 million and $25.2 million related to employee severance and benefit costs, respectively, $0.8 million and $2.8 million related to lease costs, respectively, and $0.6 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $0.6 million and $5.0 million related to asset write-off costs, respectively. The restructuring and related charges during the three months and six months ended February 28, 2014 include cash costs of $1.4 million and $7.7 million related to employee severance and benefit costs, respectively, $0.4 million related to lease costs and $0.5 million and $0.6 million of other related costs, respectively, as well as non-cash costs of $2.0 million related to asset write-off costs.

During the three months and six months ended February 28, 2015, $14.1 million and $31.2 million, respectively, was paid related to the 2013 Restructuring Plan. At February 28, 2015, accrued liabilities of approximately $38.6 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. While we expect the total amount of pre-tax restructuring and other related costs will be $179.0 million, we can only provide estimate ranges for certain of the major types of costs associated with the action: $123.0 million to $143.0 million of employee severance and benefit costs; $28.0 million to $48.0 million of asset write-off costs; $3.0 million of contract termination costs and $5.0 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $150.0 million of restructuring and related costs have been recognized. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures in a range of $131.0 million to $151.0 million that will be payable primarily over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2013 Restructuring Plan is expected to yield annualized cost savings of approximately $78.1 million. The expected avoided annual costs consist of a reduction in employee related expenses of $73.8 million, a reduction in depreciation expense associated with asset disposals of $3.1 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $1.2 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues and incremental costs expected to be incurred by those plants to which certain production will be shifted. After considering these partial cost savings offsets, we expect to realize annual cost savings of approximately $65.0 million.

Other Expense. Other expense remained relatively consistent for the three months and six months ended February 28, 2015 at $1.7 million and $3.4 million, respectively, compared to $1.9 million and $3.0 million for the three months and six months ended February 28, 2014, respectively.

Interest Income. We recorded interest income of $1.9 million and $3.6 million during the three months and six months ended February 28, 2015, respectively, compared to $0.3 million and $1.0 million during the three months and six months ended February 28, 2014, respectively. The increase was primarily due to dividends (which are treated as interest income) on the Senior Non-Convertible Cumulative Preferred Stock received in connection with the sale of the AMS business on April 1, 2014.

Interest Expense. Interest expense remained relatively consistent over the prior periods at $32.0 million and $63.9 million during the three months and six months ended February 28, 2015, respectively, compared to $31.9 million and $65.2 million during the three months and six months ended February 28, 2014, respectively.

Income Tax Expense. Income tax expense reflects an effective tax rate of 37.9% and 36.4% for the three months and six months ended February 28, 2015, respectively, compared to an effective tax rate of (8.5)% and 24.2% for the three months and six months ended February 28, 2014, respectively.

The effective tax rate for the three months ended February 28, 2015 increased from the effective tax rate for the three months ended February 28, 2014 primarily due to the loss from continuing operations before tax during the three months ended February 28, 2014, and a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform during fiscal year 2014.

The effective tax rate for the six months ended February 28, 2015 increased from the effective tax rate for the six months ended February 28, 2014 primarily due to the tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform during fiscal year 2014, the reversal of stock-based compensation expense with minimal related tax expense during fiscal year 2014, and a partial valuation allowance release related to the U.S. deferred tax assets during fiscal year 2014.

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and six months ended February 28, 2015 and 2014 due to: (a) a partial valuation allowance release related to the U.S. deferred tax assets in the first quarter of fiscal year 2014; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (d) losses in tax jurisdictions with existing valuation allowances; and (e) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform in the second quarter of fiscal year 2014. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Operating income (U.S. GAAP)	$124,851	$3,641	$269,606	$159,044
Amortization of intangibles	5,783	6,180	11,373	12,501
Stock-based compensation expense and related charges	14,968	14,652	33,011	(7,934)
Restructuring and related charges	20,358	32,203	32,616	53,206
Distressed customer charges	—	3,742	—	3,742

Core operating income (Non-U.S. GAAP)	$165,960	$60,418	$346,606	$220,559

Net income (loss) attributable to Jabil Circuit, Inc. (U.S. GAAP)	$51,952	$(38,667)	$124,114	$79,255
Amortization of intangibles, net of tax	5,781	8,250	11,365	9,423
Stock-based compensation expense and related charges, net of tax	14,827	14,192	32,527	(8,413)
Restructuring and related charges, net of tax	20,248	27,892	32,196	45,589
Distressed customer charges, net of tax	—	2,337	—	2,337
Acquisition costs and certain purchase accounting adjustments, net of tax(a)	—	—	—	(9,064)
Loss (income) from discontinued operations, net of tax	4,562	(2,704)	3,709	(18,816)
Loss on sale of discontinued operations, net of tax	947	8,955	2,557	8,955

Core earnings (Non-U.S. GAAP)	$98,317	$20,255	$206,468	$109,266

Net earnings (loss) per share (U.S. GAAP):
Basic	$0.27	$(0.19)	$0.64	$0.39

Diluted	$0.27	$(0.19)	$0.63	$0.38

Core earnings per share (Non-U.S. GAAP):
Basic	$0.51	$0.10	$1.07	$0.53

Diluted	$0.50	$0.10	$1.06	$0.53

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP):
Basic	193,561	205,251	193,531	205,005

Diluted	195,473	205,251	195,534	206,892

Weighted average shares outstanding used in the calculations of earnings per share (Non-U.S. GAAP):
Basic	193,561	205,251	193,531	205,005

Diluted	195,473	206,622	195,534	206,892

(a)	This tax benefit relates to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income increased 174.7% to $166.0 million and 57.1% to $346.6 million during the three months and six months ended February 28, 2015, respectively, compared to $60.4 million and $220.6 million during the three months and six months ended February 28, 2014, respectively. Core earnings increased 385.4% to $98.3 million and 89.0% to $206.5 million during the three months and six months ended February 28, 2015, respectively, compared to $20.3 million and $109.3 million during the three months and six months ended February 28, 2014, respectively. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months And Six Months Ended February 28, 2015 Compared to the Three Months And Six Months Ended February 28, 2014.”

Acquisitions and Expansion

As discussed in Note 15 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed an acquisition during the three months ended February 28, 2015. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

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

Liquidity and Capital Resources

At February 28, 2015, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the six months ended February 28, 2015 and 2014 (in thousands):

	Six months ended
	February 28,	February 28,
	2015	2014
Net cash provided by operating activities	$525,425	$134,616
Net cash used in investing activities	(460,918)	(273,404)
Net cash used in financing activities	(75,449)	(198,907)
Effect of exchange rate changes on cash and cash equivalents	(22,893)	1,451

Net decrease in cash and cash equivalents	$(33,835)	$(336,244)

Net cash provided by operating activities during the six months ended February 28, 2015 was approximately $525.4 million. This resulted primarily from net income of $124.6 million, $249.4 million in non-cash depreciation and amortization expense, a $172.0 million increase in accounts payable, accrued expenses and other liabilities and a $105.3 million decrease in prepaid expenses and other current assets; which were partially offset by a $113.0 million increase in inventories and a $97.9 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as advanced deposits made from customers. The decrease in prepaid expenses and other current assets was primarily due to decreases in the deferred purchase price receivable under our asset-backed securitization programs due to an increase in funding provided by the unaffiliated conduits and financial institutions. The increase in inventories was primarily to support expected EMS revenue levels in the third quarter of fiscal year 2015. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels.

Net cash used in investing activities during the six months ended February 28, 2015 was $460.9 million. This consisted primarily of capital expenditures of $468.2 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the six months ended February 28, 2015 was $75.4 million. This resulted from our receipt of approximately $3.4 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $3.2 billion of borrowings under the Amended and Restated Credit Facility. This was offset by repayments in an aggregate amount of approximately $3.4 billion, which primarily included an aggregate of $3.2 billion of repayments under the Amended and Restated Credit Facility. In addition, during the six months ended February 28, 2015 we paid $40.0 million, including commissions, to repurchase 2,022,664 of our common shares, we paid $32.1 million in dividends to stockholders and we paid $6.9 million (or 372,665 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $6.9 million of employee-owned common stock related to this vesting).

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

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 20, 2017 (as the program was renewed on October 21, 2014), are available at any one time. Net cash proceeds up to a maximum of $175.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, are available at any one time. We increased our facility limit for the foreign asset-backed securitization program from $75.0 million to $175.0 million during the second quarter of fiscal year 2015.

In connection with our asset-backed securitization programs, at February 28, 2015, we had sold $779.2 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $358.7 million and a deferred purchase price receivable. At February 28, 2015, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $420.5 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In October 2014, the factoring agreement was extended through March 31, 2015, at which time it was automatically renewed for an additional six-month period.

During each of the three months and six months ended February 28, 2015, we sold $0.4 million of trade accounts receivable under the factoring agreement and received cash proceeds of $0.4 million during each of the three months and six months ended February 28, 2015.

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

During the three months and six months ended February 28, 2015, we sold $0.5 billion and $1.0 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.5 billion and $1.0 billion during the three months and six months ended February 28, 2015, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at February 28, 2015 and August 31, 2014 are summarized below (in thousands):

	February 28,	August 31,
	2015	2014
7.750% Senior Notes due 2016	$309,518	$308,659
8.250% Senior Notes due 2018	398,856	398,665
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	948	1,685
Borrowings under loans	32,683	38,207
Capital lease obligations	28,768	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	3,263	4,450

Total notes payable, long-term debt and capital lease obligations	1,674,036	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	11,258	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,662,778	$1,669,585

At February 28, 2015 and August 31, 2014, we were in compliance with all covenants under the Amended and Restated Credit Facility and our asset-backed securitization programs.

Uses

On October 16, 2014 and January 21, 2015, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 14, 2014 and February 13, 2015, respectively. Of the total cash dividend declared on October 16, 2014 of $16.0 million, $15.5 million was paid on December 1, 2014. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 21, 2015 of $16.0 million, $15.5 million was paid on March 2, 2015. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the fourth quarter of fiscal year 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares during the twelve month period following their authorization. We repurchased 2.0 million shares for approximately $40.0 million during the first quarter of fiscal year 2015, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

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

At February 28, 2015, we had approximately $966.4 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $771.0 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

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

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $175.0 million foreign asset-backed securitization program is scheduled to expire on May 15, 2015. We may be unable to renew either of these programs. The $450.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2015 and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2015. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of February 28, 2015 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,670,773	$11,258	$335,064	$401,126	$923,325
Future interest on notes payable, long-term debt and capital lease obligations (b)	465,920	106,254	171,877	96,806	90,983
Operating lease obligations	419,903	91,431	132,458	80,240	115,774
Non-cancelable purchase order obligations (c)	288,360	282,382	5,978	—	—
Pension and postretirement contributions and payments (d)	11,701	4,229	1,301	1,860	4,311
Capital commitments (e)	500	500	—	—	—

Total contractual cash obligations (f)	$2,857,157	$496,054	$646,678	$580,032	$1,134,393

(a)	The above table excludes a $3.3 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	At February 28, 2015, our notes payable, long-term debt and capital lease obligations pay interest at predominantly fixed rates.
(c)	Consists of purchase commitments entered into as of February 28, 2015 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized six month period following the second quarter of fiscal year 2015 and the expected benefit payments for unfunded pension and postretirement plans through 2024. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials. Of that amount, we have invested $9.5 million as of February 28, 2015.
(f)	At February 28, 2015, we have $7.4 million and $92.2 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At February 28, 2015, except for certain foreign currency contracts with a notional amount outstanding of $567.6 million and a fair value of $1.9 million recorded in prepaid expenses and other current assets and $5.4 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at February 28, 2015 that are not designated as accounting hedges was $1.3 billion. The fair values of these contracts amounted to a $5.9 million asset recorded in prepaid expenses and other current assets and a $10.3 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at February 28, 2015. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of February 28, 2015, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2015, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At February 28, 2015, the hedge accounting adjustment recorded is $3.3 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $0.1 million in borrowings outstanding under these facilities at February 28, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 28, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 28, 2015, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months February 28, 2015, our five largest customers accounted for approximately 51% of our net revenue and 74 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. If any of those customers experience a decline in the demand (anticipated or unanticipated) for one or more of their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, which have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) or a reduction in manufacturing services ordered from us can result in one or more of the following adverse effects: a decline in revenue; less revenue to absorb fixed costs and overhead; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days in inventory and an increase in days in accounts receivable. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification liability. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand (anticipated or unanticipated), the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

As a result, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our assumptions will accurately reflect customer demand for our products and services. After the development of a new business model or program, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we endeavor to accurately forecast volumes, mixes of products and configurations that meet customer requirements; however, we may not succeed at doing so. Any delay in development or production could harm our competitive position. We may not meet our customers’ expectations or otherwise execute properly, timely, or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, the early stages of these types of new business models or programs can be less efficient, and less profitable, than those of mature programs and/or programs developed in collaboration with customers who have experience with outsourcing. Also, restrictions imposed by certain customers prevent us from fully pursuing other business in such customers’ industries or other business that would compete with such customers’ technologies.

While we attempt to negotiate contractual terms to avoid or mitigate some of these potential costs or losses, we are not always successful. Also, in certain instances, a customer contract does not exist or its language does not cover a particular situation, so we have to rely on non-contractual legal remedies. In these situations, we must negotiate a manner to address the situation as costs or losses occur which carries with it the potential risk to lose customers and/or revenue. In addition, as we have experienced on occasion, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity, which could lead to significant unrecovered costs for us. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies, an area of increasing activity for us, present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to their relatively recent entrance into the commercial market, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. We sometimes offer these customers extended payment terms, loans, services and other support that may increase our financial exposure. These risks are also heightened by the tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available for review, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future. Also, as a result of, among other things, these emerging companies tending to be smaller and less financially secure, we have faced and may face in the future increased litigation risk from these companies.

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

We compete with numerous other diversified manufacturing service providers, electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.

Our business is highly competitive. We compete against numerous domestic and foreign diversified manufacturing service providers, electronic manufacturing services and design providers. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell diversified manufacturing services or electronic manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources than we have. These competitors may:

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

Credit market turmoil effects could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; our lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 25, 2014 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $175.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $450.0 million uncommitted trade accounts receivable sale program expiring on November 1, 2015 (though either party can elect to terminate the agreement upon 15 days prior notice and the agreement will be automatically extended each year through August 31, 2017 unless any party gives no less than 30 days prior notice that the agreement should not be extended), our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2015, or our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 86.7% and 87.5% of net revenue from international operations during the three months and six months ended February 28, 2015, respectively, compared to 83.3% and 84.6% during the three months and six months ended February 28, 2014, respectively. At February 28, 2015, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Beijing, Chengdu, Hong Kong, Huangpu, Kunshan, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai and Ranjangaon, India; Bray and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Kwidzyn, Poland; Moscow and Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Seoul, South Korea; Changhua, Hsinchu, Taichung and Taipei, Taiwan; Venray, The Netherlands; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions and adequately conduct due diligence, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

•	Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses, as well as contractually-based time and monetary limitations on a seller’s obligation to indemnify us for such liabilities; (4) costs associated with integrating acquired operations and businesses; (5) the dilutive effect of the issuance of any additional equity securities we issue as consideration for, or to finance, the acquisition; (6) the incurrence of additional debt; (7) the financial impact of incorrectly valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets; (8) possible adverse tax and accounting effects; and (9) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses.

•	Operating risks, such as (1) the diversion of management’s attention to the assimilation of the acquired businesses; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the inability to attract and retain the employees necessary to support the acquired businesses; (7) potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of the transaction; (8) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; (9) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur; and (10) the possibility that the acquired business’s past transactions or practices before our acquisition may lead to future commercial or regulatory risks.

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

We have expanded the primary scope of our acquisitions strategy beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations. The more recent acquisitions focus on pursuing opportunities to acquire businesses that are focused on certain of our key growth areas which include specialized manufacturing, design operations and other acquisition opportunities complementary to our services offerings. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Three Months And Six Months Ended

February 28, 2015 Compared to the Three Months And Six Months Ended February 28, 2014 and Note 14 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We attempt to monitor and mitigate our exposure and modify our systems when warranted and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches and computer viruses. We regularly face attempts by others to access our information systems in an unauthorized manner, to introduce malicious software to such systems or both. The increased use of mobile technologies can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. In addition, any production inefficiencies or delays could negatively affect our ability to fill customer orders, resulting in a delay or reduction in our revenues. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. Finally, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results.

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

As of February 28, 2015, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of February 28, 2015, there was $62.4 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

The majority of our business is conducted in U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and other foreign currency obligations. Based on our calculations and current forecasts, we believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows. If certain economic or fiscal issues occur, interest rates could rise which would increase our interest costs and reduce our net income. Also, increased interest rates could make any future, fixed interest rate debt obligations more expensive.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2015:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet Be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Program
Period	Purchased(1)	Share	Announced Program	(in thousands)
December 1, 2014 – December 31, 2014	716	$22.33	—	$—
January 1, 2015 – January 31, 2015	4,735	$20.82	—	$—
February 1, 2015 – February 28, 2015	4,553	$21.67	—	$—

Total	10,004	$21.31	—	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer-EU3).

10.2(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer-Non-EU3).

10.3(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer3).

10.4(9)	—	Form of Stock Appreciation Right Award Agreement (SAR Officer Non-EU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

Date: April 7, 2015	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: April 7, 2015	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.