Form 10-Q
period 2015-05-31
JABIL CIRCUIT INC
filed 2015-06-22
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of June 16, 2015, there were 193,828,669 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

Part II – Other Information

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	May 31, 2015 (Unaudited)	August 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$962,794	$1,000,249
Accounts receivable, net of allowance for doubtful accounts of $10,767 at May 31, 2015 and $1,994 at August 31, 2014	1,208,351	1,208,516

Inventories	2,260,736	2,008,077
Prepaid expenses and other current assets	998,344	1,057,562
Deferred income taxes	72,416	64,944
Assets of discontinued operations	—	19,669

Total current assets	5,502,641	5,359,017
Property, plant and equipment, net of accumulated depreciation of $2,139,972 at May 31, 2015 and $1,923,750 at August 31, 2014	2,593,457	2,271,705
Goodwill	408,816	383,644
Intangible assets, net of accumulated amortization of $188,503 at May 31, 2015 and $171,490 at August 31, 2014	250,156	244,056
Deferred income taxes	93,465	92,702
Other assets	116,998	128,622

Total assets	$8,965,533	$8,479,746

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$11,365	$12,960
Accounts payable	3,298,917	3,060,814
Accrued expenses	1,410,824	1,235,106
Deferred income taxes	5,436	5,094
Liabilities of discontinued operations	—	7,123

Total current liabilities	4,726,542	4,321,097
Notes payable, long-term debt and capital lease obligations, less current installments	1,659,862	1,669,585
Other liabilities	85,378	79,471
Income tax liabilities	96,197	87,555
Deferred income taxes	66,616	61,670

Total liabilities	6,634,595	6,219,378

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 246,066,250 and 243,930,983 shares issued and 193,827,796 and 194,113,850 shares outstanding at May 31, 2015 and August 31, 2014, respectively	246	244
Additional paid-in capital	1,936,416	1,874,219
Retained earnings	1,397,187	1,245,772
Accumulated other comprehensive (loss) income	(9,244)	86,962
Treasury stock at cost, 52,238,454 and 49,817,133 shares at May 31, 2015 and August 31, 2014, respectively	(1,012,945)	(965,369)

Total Jabil Circuit, Inc. stockholders’ equity	2,311,660	2,241,828
Noncontrolling interests	19,278	18,540

Total equity	2,330,938	2,260,368

Total liabilities and equity	$8,965,533	$8,479,746

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net revenue	$4,358,641	$3,785,875	$13,218,382	$11,705,901
Cost of revenue	3,982,804	3,569,925	12,091,739	10,942,550

Gross profit	375,837	215,950	1,126,643	763,351
Operating expenses:
Selling, general and administrative	228,476	190,804	653,183	497,796
Research and development	6,997	5,729	19,502	21,387
Amortization of intangibles	5,724	5,679	17,097	18,180
Restructuring and related charges	(782)	12,446	31,833	65,652
Loss on disposal of subsidiaries	—	2,905	—	2,905

Operating income (loss)	135,422	(1,613)	405,028	157,431
Other expense	1,880	1,520	5,238	4,547
Interest income	(2,836)	(1,060)	(6,452)	(2,109)
Interest expense	31,997	32,107	95,884	97,270

Income (loss) from continuing operations before tax	104,381	(34,180)	310,358	57,723
Income tax expense	32,124	18,708	107,186	40,923

Income (loss) from continuing operations, net of tax	72,257	(52,888)	203,172	16,800

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(1,514)	2,699	(5,224)	21,515
Gain (loss) on sale of discontinued operations, net of tax	1,681	238,497	(875)	229,542

Discontinued operations, net of tax	167	241,196	(6,099)	251,057

Net income	72,424	188,308	197,073	267,857
Net income attributable to noncontrolling interests, net of tax	221	53	756	347

Net income attributable to Jabil Circuit, Inc.	$72,203	$188,255	$196,317	$267,510

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.
Basic:
Income (loss) from continuing operations, net of tax	$0.37	$(0.26)	$1.05	$0.08

Discontinued operations, net of tax	$—	$1.19	$(0.03)	$1.23

Net income	$0.37	$0.93	$1.01	$1.31

Diluted:
Income (loss) from continuing operations, net of tax	$0.37	$(0.26)	$1.03	$0.08

Discontinued operations, net of tax	$—	$1.19	$(0.03)	$1.22

Net income	$0.37	$0.93	$1.00	$1.30

Weighted average shares outstanding:
Basic	193,785	202,008	193,617	203,995

Diluted	196,304	202,008	195,793	205,699

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net income	$72,424	$188,308	$197,073	$267,857
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(13,084)	(7,538)	(94,693)	3,709
Changes in fair value of derivative instruments, net of tax	2,647	(1,445)	(7,711)	(2,939)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	1,548	2,716	5,620	6,286
Unrealized gain (loss) on available for sale securities, net of tax	223	(563)	578	(563)

Total other comprehensive (loss) income	(8,666)	(6,830)	(96,206)	6,493

Comprehensive income	$63,758	$181,478	$100,867	$274,350
Comprehensive income attributable to noncontrolling interests	221	53	756	347

Comprehensive income attributable to Jabil Circuit, Inc.	$63,537	$181,425	$100,111	$274,003

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2014	194,113,850	$244	$1,874,219	$1,245,772	$86,962	$(965,369)	$18,540	$2,260,368
Shares issued upon exercise of stock options	33,268	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	505,534	1	9,002	—	—	—	—	9,003
Vesting of restricted stock awards	1,596,465	1	(1)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(398,657)	—	—	—	—	(7,536)	—	(7,536)
Treasury shares purchased	(2,022,664)	—	—	—	—	(40,040)	—	(40,040)
Recognition of stock-based compensation	—	—	53,194	—	—	—	—	53,194
Excess tax benefit of stock awards	—	—	2	—	—	—	—	2
Declared dividends	—	—	—	(44,902)	—	—	—	(44,902)
Comprehensive income	—	—	—	196,317	(96,206)	—	756	100,867
Acquisition of noncontrolling interests	—	—	—	—	—	—	329	329
Purchase of noncontrolling interests	—	—	—	—	—	—	(347)	(347)

Balance at May 31, 2015	193,827,796	246	$1,936,416	$1,397,187	$(9,244)	$(1,012,945)	$19,278	$2,330,938

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2015	May 31, 2014
Cash flows from operating activities:
Net income	$197,073	$267,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385,136	366,622
Gain on sale of discontinued operations	—	(239,320)
Restructuring and related charges	4,567	30,015
Provision for allowance for doubtful accounts	8,193	15,078
Recognition of stock-based compensation expense and related charges	53,101	8,257
Deferred income taxes	(14,143)	(25,115)
Loss (gain) on sale of property, plant and equipment	10,045	(2,814)
Other, net	9,856	7,786
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(43,982)	102,708
Inventories	(253,579)	315,254
Prepaid expenses and other current assets	37,687	249,951
Other assets	14,417	(16,892)
Accounts payable, accrued expenses and other liabilities	474,550	(669,999)

Net cash provided by operating activities	882,921	409,388

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash	(78,007)	—
Proceeds from sale of discontinued operations, net of cash	9,663	544,495
Acquisition of property, plant and equipment	(735,459)	(414,729)
Proceeds from sale of property, plant and equipment	13,187	141,082
Other, net	(6,645)	—

Net cash (used in) provided by investing activities	(797,261)	270,848

Cash flows from financing activities:
Borrowings under debt agreements	4,723,083	5,171,880
Payments toward debt agreements	(4,731,894)	(5,336,697)
Payments to acquire treasury stock	(40,040)	(129,063)
Dividends paid to stockholders	(47,623)	(52,162)
Treasury stock minimum tax withholding related to vesting of restricted stock	(7,536)	(34,162)
Other, net	8,905	5,738

Net cash used in financing activities	(95,105)	(374,466)

Effect of exchange rate changes on cash and cash equivalents	(28,010)	5,123

Net (decrease) increase in cash and cash equivalents	(37,455)	310,893
Cash and cash equivalents at beginning of period	1,000,249	1,011,373

Cash and cash equivalents at end of period	$962,794	$1,322,266

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2014. Results for the nine month period ended May 31, 2015 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2015. We have made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to the change in reportable segments. See Note 6 – “Concentration of Risk and Segment Data” for further details.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The final purchase price was reduced by $100.2 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business, and this adjustment is subject to final reconciliation in relation to the purchase price for the Malaysian operations. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. In connection with the AMS transaction, the Company entered into a transition services agreement effective April 1, 2014 to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor. This agreement is not material and the continuing cash flows are not significant. As of May 31, 2015, AMS continues to meet the criteria for discontinued operations reporting because the Company does not have any significant continuing involvement in the operations of AMS after the disposal transaction and the operations and cash flows of AMS have been eliminated from the ongoing operations of the Company as a result of the disposal transaction.

For all periods presented, the operating results associated with this business have been reclassified into (loss) income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Net revenue	$—	$82,821	$14,624	$575,592

(Loss) income from discontinued operations, before tax	$(1,514)	3,378	$(5,222)	27,164
Income tax expense	—	679	2	5,649

(Loss) income from discontinued operations, net of tax	$(1,514)	$2,699	$(5,224)	$21,515

Gain (loss) on sale of discontinued operations, before tax	$1,681	$248,275	$(300)	$239,320
Income tax expense	—	9,778	575	9,778

Gain (loss) on sale of discontinued operations, net of tax	$1,681	$238,497	$(875)	$229,542

Discontinued operations, net of tax	$167	$241,196	$(6,099)	$251,057

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

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Numerator:
Income (loss) from continuing operations, net of tax	$72,257	$(52,888)	$203,172	$16,800
Net income attributable to noncontrolling interests, net of tax	221	53	756	347

Income (loss) from continuing operations attributable to Jabil Circuit, Inc., net of tax	72,036	(52,941)	202,416	16,453

Discontinued operations attributable to Jabil Circuit, Inc., net of tax	167	241,196	(6,099)	251,057

Net income attributable to Jabil Circuit, Inc.	$72,203	$188,255	$196,317	$267,510

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	193,785	202,008	193,617	203,995

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	221	—	95	96
Dilutive unvested restricted stock awards	2,298	—	2,081	1,608

Denominator for diluted earnings per share	196,304	202,008	195,793	205,699

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.
Basic:
Income (loss) from continuing operations, net of tax	$0.37	$(0.26)	$1.05	$0.08

Discontinued operations, net of tax	$—	$1.19	$(0.03)	$1.23

Net income	$0.37	$0.93	$1.01	$1.31

Diluted:
Income (loss) from continuing operations, net of tax	$0.37	$(0.26)	$1.03	$0.08

Discontinued operations, net of tax	$—	$1.19	$(0.03)	$1.22

Net income	$0.37	$0.93	$1.00	$1.30

For the nine months ended May 31, 2015, options to purchase 290,881 shares of common stock were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and nine months ended May 31, 2015, 2,514,276 and 2,707,912 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

No potential common shares relating to outstanding stock awards have been included in the computation of diluted earnings per share as a result of the Company’s loss from continuing operations attributable to Jabil Circuit, Inc., net of tax for the three months ended May 31, 2014. The Company accordingly excluded from the computation of diluted earnings per share 3,445,503 restricted stock awards, options to purchase 1,603,274 shares of common stock and 3,899,167 stock appreciation rights for the three months ended May 31, 2014. For the nine months ended May 31, 2014, options to purchase 1,971,901 shares of common stock and 4,112,812 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended May 31, 2015 and 2014 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date

Fiscal Year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	0.08	16,020	February 13, 2015	March 2, 2015
	April 15, 2015	0.08	15,988	May 15, 2015	June 1, 2015

Fiscal Year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	0.08	16,976	February 14, 2014	March 3, 2014
	April 17, 2014	0.08	16,686	May 15, 2014	June 2, 2014

4. Inventories

Inventories consist of the following (in thousands):

	May 31, 2015	August 31, 2014
Raw materials	$1,281,335	$1,096,299
Work in process	545,410	537,033
Finished goods	433,991	374,745

Total inventories	$2,260,736	$2,008,077

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $20.1 million and $53.1 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2015, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.1 million and $0.6 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2015, respectively. The Company recorded $14.6 million and $6.6 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2014, respectively. During the nine months ended May 31, 2014, the Company recorded a $38.4 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $0.7 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2014, respectively.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2014 through May 31, 2015:

	Shares Available for Grant	Options Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2014	10,823,646	5,432,002	$400	$26.32	1.52
Options granted	(435,000)	435,000		$18.49
Options canceled	1,818,653	(1,818,653)		$24.82
Restricted stock awards granted (a)	(3,863,323)	—
Options exercised	—	(267,971)		$20.29

Balance at May 31, 2015	8,343,976	3,780,378	$5,092	$26.57	1.79

Exercisable at May 31, 2015		3,780,378	$5,092	$26.57	1.79

(a)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2014 through May 31, 2015:

	Shares	Weighted- Average Grant-Date Fair Value

Unvested balance at August 31, 2014	9,800,942	$19.89
Changes during the period
Shares granted (a)	5,272,177	$18.63
Shares vested	(1,596,465)	$19.64
Shares forfeited	(1,408,854)	$19.59

Unvested balance at May 31, 2015	12,067,800	$19.44

(a)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the nine months ended May 31, 2015 and 2014, the Company awarded approximately 2.8 million and 1.9 million time-based restricted stock units, respectively, and 1.7 million and 1.6 million performance-based restricted stock units, respectively.

At May 31, 2015, there was $75.0 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2015, the Company’s five largest customers accounted for approximately 51% of its net revenue and 79 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following tables set forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net revenue
EMS	$2,741,910	$2,641,344	$8,001,299	$7,877,554
DMS	1,616,731	1,144,531	5,217,083	3,828,347

	$4,358,641	$3,785,875	$13,218,382	$11,705,901

Segment income and reconciliation of income before tax
EMS	$95,349	$44,683	$212,664	$171,055
DMS	65,109	666	294,400	94,853

Total segment income	$160,458	$45,349	$507,064	$265,908

Reconciling items:
Amortization of intangibles	5,724	5,679	17,097	18,180
Stock-based compensation expense and related charges	20,094	14,561	53,106	6,627
Restructuring and related charges	(782)	12,446	31,833	65,652
Distressed customer charges	—	11,371	—	15,113
Loss on disposal of subsidiaries	—	2,905	—	2,905
Other expense	1,880	1,520	5,238	4,547
Interest income	(2,836)	(1,060)	(6,452)	(2,109)
Interest expense	31,997	32,107	95,884	97,270

Income (loss) from continuing operations before tax	$104,381	$(34,180)	$310,358	$57,723

	May 31, 2015	August 31, 2014
Total assets
EMS	$2,632,642	$2,300,262
DMS	3,682,890	3,460,769
Other non-allocated assets	2,650,001	2,699,046
Assets of discontinued operations	—	19,669

	$8,965,533	$8,479,746

As of May 31, 2015, the Company operated in 25 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 86.6% and 87.1% of net revenue during the three months and nine months ended May 31, 2015, respectively, compared to 83.4% and 84.1% of net revenue during the three months and nine months ended May 31, 2014, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2015 and August 31, 2014 are summarized below (in thousands):

	May 31, 2015	August 31, 2014

7.750% Senior Notes due 2016	$309,948	$308,659
8.250% Senior Notes due 2018	398,951	398,665
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	229	1,685
Borrowings under loans(a)	31,197	38,207
Capital lease obligations	28,232	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	2,670	4,450

Total notes payable, long-term debt and capital lease obligations	1,671,227	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	11,365	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,659,862	$1,669,585

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $332.5 million, $460.0 million, $436.9 million and $522.5 million, respectively, at May 31, 2015. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At May 31, 2015, the VIE had approximately $30.8 million of total assets, of which approximately $30.2 million was comprised of a note receivable due from the Company, and approximately $30.1 million of total liabilities, of which approximately $30.0 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $30.0 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring agreement and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2015 and 2014 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 20, 2017 (as the program was renewed on October 21, 2014), and its foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018 (as the program was renewed on May 8, 2015), (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million and $175.0 million for the North American and foreign asset-backed securitization programs, respectively, are available at any one time. The Company increased its facility limit for the foreign asset-backed securitization program from $75.0 million to $175.0 million during the second quarter of fiscal year 2015.

In connection with the asset-backed securitization programs, the Company sold $1.9 billion and $5.6 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2015, respectively. In exchange, the Company received cash proceeds of $1.5 billion and $5.2 billion during the three months and nine months ended May 31, 2015, respectively, (of which approximately $0 and $5.9 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. The Company sold $1.8 billion and $6.1 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2014, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $5.7 billion during the three months and nine months ended May 31, 2014, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods) and a deferred purchase price receivable. At May 31, 2015 and 2014, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $438.5 million and $409.3 million, respectively.

The Company recognized pre-tax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.2 million and $2.8 million during the three months and nine months ended May 31, 2015, respectively, and approximately $0.9 million and $2.8 million during the three months and nine months ended May 31, 2014, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In April 2015, the factoring agreement was extended through September 30, 2015, at which time it is expected to automatically renew for an additional six-month period.

The Company sold $0.7 million and $1.2 million of trade accounts receivable during the three months and nine months ended May 31, 2015, compared to $0 and $1.1 million during the three months and nine months ended May 31, 2014, respectively. In exchange, the Company received cash proceeds of $0.7 million and $1.2 million during the three months and nine months ended May 31, 2015, compared to $0 and $1.1 million during the three months and nine months ended May 31, 2014, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and nine months ended May 31, 2015 and 2014 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

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

During the three months and nine months ended May 31, 2015, the Company sold $0.5 billion and $1.5 billion of trade accounts receivable under these programs, respectively, compared to $0.4 billion and $1.3 billion during the three months and nine months ended May 31, 2014, respectively. In exchange, the Company received cash proceeds of $0.5 billion and $1.5 billion during the three months and nine months ended May 31, 2015, respectively, compared to $0.4 billion and $1.3 billion during the three months and nine months ended May 31, 2014, respectively. The resulting losses on the sales of trade accounts receivable during the three months and nine months ended May 31, 2015 and 2014 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2014 to May 31, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized Gain (Loss) on Available for Sale Securities	Total
Balance at August 31, 2014	$123,411	$4,572	$(40,704)	$1,196	$(1,513)	$86,962
Other comprehensive (loss) income before reclassifications	(94,693)	(7,711)	—	—	578	(101,826)
Amounts reclassified from AOCI	—	5,620	—	—	—	5,620

Other comprehensive (loss) income	(94,693)	(2,091)	—	—	578	(96,206)

Balance at May 31, 2015	$28,718	$2,481	$(40,704)	$1,196	$(935)	$(9,244)

The portions of AOCI reclassified into earnings during the three months and nine months ended May 31, 2015 and 2014 were not material, and were classified as components of net revenue, cost of revenue, selling, general and administrative expense, income from discontinued operations, net of tax and interest expense.

10. Postretirement and Other Employee Benefits

The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom and (b) both funded and unfunded retirement plans, mainly in Austria, France, Germany, The Netherlands, Poland, and Taiwan, which provide benefits based upon years of service and compensation at retirement.

The following table provides information about net periodic benefit cost for the pension plans during the three months and nine months ended May 31, 2015 and 2014 (in thousands):

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Service cost	$256	$314	$803	$935
Interest cost	1,384	1,726	4,267	5,094
Expected long-term return on plan assets	(1,440)	(1,562)	(4,431)	(4,600)
Recognized actuarial loss	479	666	1,491	1,975
Amortization of prior service cost	(35)	(62)	(114)	(185)

Net periodic benefit cost	$644	$1,082	$2,016	$3,219

During the nine months ended May 31, 2015, the Company made contributions of approximately $2.6 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.4 million and $4.2 million to its funded pension plans during the fiscal year ended August 31, 2015.

11. Commitments and Contingencies

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report on May 27, 2015 proposing adjustments primarily related to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2009 through 2011 would be approximately $34.6 million after utilization of tax loss carry forwards available through fiscal year 2011. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest, and penalties is not practicable.

The Company disagrees with the proposed adjustments and intends to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material adverse effect on the Company’s results of operations and financial condition.

12. Goodwill

As of September 1, 2014, the Company’s operating segments consist of the EMS and DMS segments. As a result of the change in reportable segments, the goodwill assigned to the reporting units did not change, and an interim goodwill impairment test was not required. The following table presents the changes in goodwill allocated to the Company’s reportable segments, EMS and DMS, during the nine months ended May 31, 2015 (in thousands):

	August 31, 2014				May 31, 2015
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions & Adjustments	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance

EMS	$474,305	$(464,053)	$18,691	$(1,085)	$491,911	$(464,053)	$27,858
DMS	929,161	(555,769)	10,047	(2,481)	936,727	(555,769)	380,958

Total	$1,403,466	$(1,019,822)	$28,738	$(3,566)	$1,428,638	$(1,019,822)	$408,816

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $429.5 million and $626.9 million at May 31, 2015 and August 31, 2014, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2015 and February 29, 2016.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2015 and August 31, 2014 was $1.4 billion and $1.2 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2015, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	15,137	—	$15,137

Liabilities:
Forward foreign exchange contracts	—	(5,608)	—	(5,608)

Total	$—	9,529	—	$9,529

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2015 and August 31, 2014 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at May 31, 2015	Fair Value at August 31, 2014	Balance Sheet Location	Fair Value at May 31, 2015	Fair Value at August 31, 2014

Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,470	$6,089	Accrued expenses	$1,574	$1,460

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$10,667	$7,995	Accrued expenses	$4,034	$2,186

As of May 31, 2015 and August 31, 2014, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue, selling, general and administrative expense and income from discontinued operations, net of tax.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months and nine months ended May 31, 2015 and 2014. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.8 million in amortization as a reduction to interest expense during the nine months ended May 31, 2015. At May 31, 2015 and August 31, 2014, the unamortized hedge accounting adjustment recorded is $2.7 million and $4.5 million, respectively, in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months and nine months ended May 31, 2015 and 2014 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

14. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”), the Company charged $(0.2) million and $42.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2014, respectively. The 2014 Restructuring Plan was intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the nine months ended May 31, 2014 include cash costs of $16.4 million related to employee severance and benefit costs, $1.7 million related to lease costs and $1.5 million of other related costs, as well as non-cash costs of $22.7 million related to asset write-off costs. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the EMS reportable segment. The Company completed the restructuring activities under this plan during the fourth quarter of fiscal year 2014 and does not expect to incur any additional costs under the 2014 Restructuring Plan. See Note 6 – “Concentration of Risk and Segment Data” for further details on the change in reportable segments.

The table below sets forth the significant components and activity in the 2014 Restructuring Plan during the three months and nine months ended May 31, 2014 (in thousands):

2014 Restructuring Plan – Three Months Ended May 31, 2014

	Liability Balance at February 28, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$3,417	$(23)	$(51)	$(2,621)	$722
Lease costs	1,381	—	(116)	(1,265)	—
Asset write-off costs	—	(159)	159	—	—
Other related costs	1,336	14	27	(1,355)	22

Total	$6,134	$(168)	$19	$(5,241)	$744

2014 Restructuring Plan – Nine Months Ended May 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$—	$16,350	$12	$(15,640)	$722
Lease costs	—	1,738	(116)	(1,622)	—
Asset write-off costs	—	22,725	(22,725)	—	—
Other related costs	—	1,507	—	(1,485)	22

Total	$—	$42,320	$(22,829)	$(18,747)	$744

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $(0.8) million and $33.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2015, respectively, compared to $12.6 million and $23.3 million during the three months and nine months ended May 31, 2014, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and nine months ended May 31, 2015 include cash costs of $(1.9) million and $23.3 million related to employee severance and benefit costs, respectively, $0 and $2.8 million related to lease costs, respectively, and $0.4 million and $1.5 million of other related costs, respectively, as well as non-cash costs of $0.7 million and $5.7 million related to asset write-off costs, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2014 include cash costs of $6.8 million and $14.5 million related to employee severance and benefit costs, respectively, $0 and $0.4 million related to lease costs, respectively, and $0.5 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $5.3 million and $7.3 million related to asset write-off costs, respectively.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013, 2014, 2015 and 2016 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $149.2 million of restructuring and related costs have been recognized. Of the $149.2 million recognized to date, $112.2 million was allocated to the EMS segment, $28.1 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that are payable over the course of the Company’s fiscal years 2013, 2014, 2015, 2016 and 2017. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and nine months ended May 31, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2015

	Liability Balance at February 28, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2015
Employee severance and benefit costs	$36,156	$(1,847)	$(803)	$(2,586)	$30,920
Lease costs	2,403	—	—	(53)	2,350
Asset write-off costs	—	701	(701)	—	—
Other related costs	906	364	(30)	(480)	760

Total	$39,465	$(782)	$(1,534)	$(3,119)	$34,030

2013 Restructuring Plan – Nine Months Ended May 31, 2015

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2015
Employee severance and benefit costs	$45,246	$23,355	$(4,714)	$(32,967)	$30,920
Lease costs	18	2,777	(26)	(419)	2,350
Asset write-off costs	—	5,688	(5,688)	—	—
Other related costs	257	1,507	(93)	(911)	760

Total	$45,521	$33,327	$(10,521)	$(34,297)	$34,030

2013 Restructuring Plan – Three Months Ended May 31, 2014

	Liability Balance at February 28, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$53,597	$6,844	$(446)	$(10,301)	$49,694
Lease costs	362	—	—	(346)	16
Asset write-off costs	—	5,277	(5,277)	—	—
Other related costs	66	493	21	(215)	365

Total	$54,025	$12,614	$(5,702)	$(10,862)	$50,075

2013 Restructuring Plan – Nine Months Ended May 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2014
Employee severance and benefit costs	$55,188	$14,529	$1,484	$(21,507)	$49,694
Lease costs	251	387	—	(622)	16
Asset write-off costs	—	7,290	(7,290)	—	—
Other related costs	—	1,126	21	(782)	365

Total	$55,439	$23,332	$(5,785)	$(22,911)	$50,075

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2015

	Liability Balance at February 28, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2015
EMS	$35,358	$(1,107)	$(1,534)	$(1,897)	$30,820
DMS	3,701	—	—	(910)	2,791
Other	406	325	—	(312)	419

Total	$39,465	$(782)	$(1,534)	$(3,119)	$34,030

2013 Restructuring Plan – Nine Months Ended May 31, 2015

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2015
EMS	$35,504	$30,743	$(10,375)	$(25,052)	$30,820
DMS	8,268	424	(146)	(5,755)	2,791
Other	1,749	2,160	—	(3,490)	419

Total	$45,521	$33,327	$(10,521)	$(34,297)	$34,030

2013 Restructuring Plan – Three Months Ended May 31, 2014

	Liability Balance at February 28, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2014
EMS	$40,598	$10,212	$(4,060)	$(5,465)	$41,285
DMS	13,249	1,845	(1,642)	(4,662)	8,790
Other	178	557	—	(735)	—

Total	$54,025	$12,614	$(5,702)	$(10,862)	$50,075

2013 Restructuring Plan – Nine Months Ended May 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2014
EMS	$45,999	$8,796	$(2,425)	$(11,085)	$41,285
DMS	9,407	12,275	(3,360)	(9,532)	8,790
Other	33	2,261	—	(2,294)	—

Total	$55,439	$23,332	$(5,785)	$(22,911)	$50,075

15. Business Acquisitions

During the nine months ended May 31, 2015, the Company completed four acquisitions which were not deemed to be significant individually or in the aggregate. The acquired businesses expanded the Company’s capabilities in consumer lifestyles, networking and telecommunications. The aggregate purchase price of these acquisitions totaled approximately $88.1 million in cash, which remains subject to adjustment based on a review of the actual net assets and expenses of the acquisitions as of the closing dates.

The acquisitions have been accounted for as business combinations using the acquisition method of accounting. Assets acquired of $130.6 million, including $28.7 million in goodwill and $23.4 million in intangible assets, and liabilities assumed of $42.5 million were recorded at their estimated fair values as of the acquisition dates. The Company is currently evaluating the fair values of the assets and liabilities related to the business combinations completed during the nine months ended May 31, 2015. The preliminary estimates and measurements are, therefore, subject to change during the measurement period. The excess of the purchase prices over the fair values of the acquired assets and assumed liabilities of $28.7 million was recorded to goodwill. None of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisitions of approximately $3.6 million during the nine months ended May 31, 2015. The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of the acquisitions. Pro forma information has not been provided as the acquisitions are not deemed to be significant individually or in the aggregate.

16. New Accounting Guidance

During the third quarter of fiscal year 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard is effective for the Company in the first quarter of fiscal year 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard and management is currently evaluating which transition approach to use. The Company is currently in the process of assessing what impact this new standard may have on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability on the balance sheet, consistent with the presentation for debt discounts. This guidance must be applied on a retrospective basis and is effective for the Company beginning in the first quarter of fiscal year 2017 with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

17. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and nine months ended May 31, 2015 and 2014 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (c) losses in tax jurisdictions with existing valuation allowances; (d) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform in the second quarter of fiscal year 2014; and (e) a partial valuation allowance release related to the U.S. deferred tax assets in the first quarter of fiscal year 2014. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

18. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2015 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, defense, digital home, energy, healthcare, industrial, instrumentation, lifestyles, mobility, mold, networking, packaging, peripherals, storage, telecommunications and wearable technology industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the nine months ended May 31, 2015, our largest customers include Apple, Inc., Cisco Systems, Inc., LM Ericsson Telephone Company, General Electric Company, Hewlett-Packard Company, Ingenico S.A., NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the nine months ended May 31, 2015, we had net revenues of approximately $13.2 billion and net income attributable to Jabil Circuit, Inc. of approximately $196.3 million.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, Canada, China, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

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

The industry in which we operate is composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in global credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, and the termination of our business relationship with BlackBerry Limited, we implemented additional restructuring programs, including the restructuring plans that were approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”), to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

We continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

Summary of Results

The following table sets forth, for the three months and nine months ended May 31, 2015 and 2014, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net revenue	$4,358,641	$3,785,875	$13,218,382	$11,705,901
Gross profit	$375,837	$215,950	$1,126,643	$763,351
Operating income (loss)	$135,422	$(1,613)	$405,028	$157,431
Net income attributable to Jabil Circuit, Inc.	$72,203	$188,255	$196,317	$267,510
Net earnings per share - basic	$0.37	$0.93	$1.01	$1.31
Net earnings per share - diluted	$0.37	$0.93	$1.00	$1.30
Cash dividend per share - declared	$0.08	$0.08	$0.24	$0.24

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results.

The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014
Sales cycle	1 day	4 days	4 days	2 days
Inventory turns (annualized)	7 turns	7 turns	8 turns	8 turns
Days in accounts receivable	25 days	27 days	31days	27 days
Days in inventory	51 days	48 days	45 days	48 days
Days in accounts payable	75 days	71 days	72 days	73 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2015, days in accounts receivable decreased 2 days to 25 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended May 31, 2015, days in inventory increased 3 days to 51 days as compared to the prior sequential quarter largely to support expected revenue levels in the fourth quarter of fiscal year 2015. During the three months ended May 31, 2015, days in accounts payable increased 4 days to 75 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended May 31, 2015, inventory turns, on an annualized basis, remained consistent at 7 turns from the prior sequential quarter. The sales cycle was 1 day during the three months ended May 31, 2015. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 16 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and nine months ended May 31, 2015 and 2014, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.4	94.3	91.5	93.4

Gross profit	8.6	5.7	8.5	6.6
Operating expenses:
Selling, general and administrative	5.2	5.0	5.0	4.3
Research and development	0.2	0.2	0.1	0.2
Amortization of intangibles	0.1	0.2	0.1	0.2
Restructuring and related charges	—	0.3	0.2	0.6
Loss on disposal of subsidiaries	—	0.1	—	0.0

Operating income (loss)	3.1	(0.1)	3.1	1.3
Other expense	—	0.0	—	0.0
Interest income	(0.1)	(0.0)	—	(0.0)
Interest expense	0.8	0.8	0.8	0.8

Income (loss) from continuing operations before tax	2.4	(0.9)	2.3	0.5
Income tax expense	0.7	0.5	0.8	0.3

Income (loss) from continuing operations, net of tax	1.7	(1.4)	1.5	0.2

Discontinued operations:
(Loss) income from discontinued operations, net of tax	0.0	0.1	0.0	0.2
Gain (loss) on sale of discontinued operations, net of tax	0.0	6.3	0.0	2.0

Discontinued operations, net of tax	0.0	6.4	0.0	2.2

Net income	1.7	5.0	1.5	2.4
Net income attributable to noncontrolling interests, net of tax	0.0	0.0	0.0	0.0

Net income attributable to Jabil Circuit, Inc.	1.7%	5.0%	1.5%	2.4%

The Three Months And Nine Months Ended May 31, 2015 Compared to the Three Months And Nine Months Ended May 31, 2014

Net Revenue. Net revenue increased 15.1% to $4.4 billion during the three months ended May 31, 2015, compared to $3.8 billion during the three months ended May 31, 2014. Specifically, the DMS segment revenues increased 41.3% primarily as a result of increased revenues from customers within our mobility business due to strengthened end user product demand. EMS segment revenues increased 3.8%, which was primarily attributable to increased revenues from customers within our telecommunications and networking businesses.

Net revenue increased 12.9% to $13.2 billion during the nine months ended May 31, 2015, compared to $11.7 billion during the nine months ended May 31, 2014. Specifically, the DMS segment revenues increased 36.3% primarily as a result of increased revenues from customers within our mobility business due to strengthened end user product demand. EMS segment revenues remained relatively consistent, which was primarily attributable to increased revenues from customers within our telecommunications and networking businesses, offset by reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
EMS	63%	70%	61%	67%
DMS	37%	30%	39%	33%

Total	100%	100%	100%	100%

Foreign source revenue represented 86.6% and 87.1% of our net revenue for the three months and nine months ended May 31, 2015, respectively, compared to 83.4% and 84.1% of net revenue for the three months and nine months ended May 31, 2014. We currently expect our foreign source revenue to increase as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $375.8 million (8.6% of net revenue) and $1.1 billion (8.5% of net revenue) during the three months and nine months ended May 31, 2015, respectively, compared to $216.0 million (5.7% of net revenue) and $763.4 million (6.6% of net revenue) during the three months and nine months ended May 31, 2014, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue is primarily due to increased revenue from certain of our existing customers within the DMS segment, as well as an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $228.5 million (5.2% of net revenue) and $653.2 million (5.0% of net revenue) during the three months and nine months ended May 31, 2015, respectively, compared to $190.8 million (5.0% of net revenue) and $497.8 million (4.3% of net revenue) during the three months and nine months ended May 31, 2014, respectively. The increase on an absolute basis and as a percentage of net revenue during the three months ended May 31, 2015 as compared to the three months ended May 31, 2014 was the result of increases in salary and salary related expenses and other costs to support the continued growth of our business. The increase on an absolute basis and as a percentage of net revenue during the nine months ended May 31, 2015 as compared to the nine months ended May 31, 2014 was the result of increases in salary and salary related expenses and other costs to support the continued growth of our business, as well as a $38.4 million reversal to stock-based compensation expense during the first quarter of fiscal year 2014 due to decreased expectations for the vesting of certain restricted stock awards.

Research and Development. Research and development (“R&D”) expenses remained relatively consistent at $7.0 million (0.2% of net revenue) during the three months ended May 31, 2015 compared to $5.7 million (0.2% of net revenue) during the three months ended May 31, 2014. R&D expenses decreased to $19.5 million (0.1% of net revenue) during the nine months ended May 31, 2015 compared to $21.4 million (0.2% of net revenue) during the nine months ended May 31, 2014 primarily as the result of the timing of research and development spending for projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent over the prior periods at $5.7 million and $17.1 million during the three months and nine months ended May 31, 2015, respectively, compared to $5.7 million and $18.2 million during the three months and nine months ended May 31, 2014, respectively.

Restructuring and Related Charges.

a.	2014 Restructuring Plan

We recorded $(0.2) million and $42.3 million of restructuring and related charges during the three months and nine months ended May 31, 2014, respectively. We have completed our restructuring activities under this plan and do not expect to incur any additional costs under the 2014 Restructuring Plan.

b.	2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $(0.8) million and $33.3 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2015, respectively, compared to $12.6 million and $23.3 million during the three months and nine months ended May 31, 2014, respectively. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and nine months ended May 31, 2015 include cash costs of $(1.9) million and $23.3 million related to employee severance and benefit costs, respectively, $0 and $2.8 million related to lease costs, respectively, and $0.4 million and $1.5 million of other related costs, respectively, as well as non-cash costs of $0.7 million and $5.7 million related to asset write-off costs, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2014 include cash costs of $6.8 million and $14.5 million related to employee severance and benefit costs, respectively, $0 and $0.4 million related to lease costs, respectively, and $0.5 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $5.3 million and $7.3 million related to asset write-off costs, respectively.

During the three months and nine months ended May 31, 2015, $3.1 million and $34.3 million, respectively, was paid related to the 2013 Restructuring Plan. At May 31, 2015, accrued liabilities of approximately $33.2 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014, 2015 and 2016 under the 2013 Restructuring Plan. The restructuring and related charges are expected to include $149.4 million of employee severance and benefit costs; $21.6 million of asset write-off costs; $3.5 million of contract termination costs and $4.5 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $149.2 million of restructuring and related costs have been recognized. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that will be payable over the course of our fiscal years 2013, 2014, 2015, 2016 and 2017. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2013 Restructuring Plan is expected to yield annualized cost savings of approximately $76.8 million. The expected avoided annual costs consist of a reduction in employee related expenses of $72.5 million, a reduction in depreciation expense associated with asset disposals of $3.1 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $1.2 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues and incremental costs expected to be incurred by those plants to which certain production will be shifted. After considering these partial cost savings offsets, we expect to realize annual cost savings of approximately $65.0 million.

Other Expense. Other expense remained relatively consistent for the three months and nine months ended May 31, 2015 at $1.9 million and $5.2 million, respectively, compared to $1.5 million and $4.5 million for the three months and nine months ended May 31, 2014, respectively.

Interest Income. We recorded interest income of $2.8 million and $6.5 million during the three months and nine months ended May 31, 2015, respectively, compared to $1.1 million and $2.1 million during the three months and nine months ended May 31, 2014, respectively. The increase was primarily due to dividends (which are treated as interest income) on the Senior Non-Convertible Cumulative Preferred Stock received in connection with the sale of the AMS business on April 1, 2014.

Interest Expense. Interest expense remained relatively consistent over the prior periods at $32.0 million and $95.9 million during the three months and nine months ended May 31, 2015, respectively, compared to $32.1 million and $97.3 million during the three months and nine months ended May 31, 2014, respectively.

Income Tax Expense. Income tax expense reflects an effective tax rate of 30.8% and 34.5% for the three months and nine months ended May 31, 2015, respectively, compared to an effective tax rate of (54.7)% and 70.9% for the three months and nine months ended May 31, 2014, respectively.

The effective tax rate for the three months ended May 31, 2015 increased from the effective tax rate for the three months ended May 31, 2014 primarily due to the loss from continuing operations before tax during the three months ended May 31, 2014.

The effective tax rate for the nine months ended May 31, 2015 decreased from the effective tax rate for the nine months ended May 31, 2014 primarily due to the increase in income from continuing operations in low tax-rate jurisdictions during fiscal year 2015. This effective tax rate decrease was partially offset by the tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform during fiscal year 2014, the reversal of stock-based compensation expense with minimal related tax expense during fiscal year 2014, and a partial valuation allowance release related to the U.S. deferred tax assets during fiscal year 2014.

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and nine months ended May 31, 2015 and 2014 due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam; (c) losses in tax jurisdictions with existing valuation allowances; (d) a tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform in the second quarter of fiscal year 2014; and (e) a partial valuation allowance release related to the U.S. deferred tax assets in the first quarter of fiscal year 2014. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Nine months ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Operating income (loss) (U.S. GAAP)	$135,422	$(1,613)	$405,028	$157,431
Amortization of intangibles	5,724	5,679	17,097	18,180
Stock-based compensation expense and related charges	20,094	14,561	53,106	6,627
Restructuring and related charges	(782)	12,446	31,833	65,652
Distressed customer charges	—	11,371	—	15,113
Loss on disposal of subsidiaries	—	2,905	—	2,905

Core operating income (Non-U.S. GAAP)	$160,458	$45,349	$507,064	$265,908

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$72,203	$188,255	$196,317	$267,510
Amortization of intangibles, net of tax	5,528	5,661	16,893	15,084
Stock-based compensation expense and related charges, net of tax	19,949	14,298	52,471	5,884
Restructuring and related charges, net of tax	(1,029)	9,862	31,172	55,443
Distressed customer charges, net of tax	—	8,889	—	11,234
Acquisition costs and certain purchase accounting adjustments, net of tax(a)	—	—	—	(9,064)
Loss on disposal of subsidiaries, net of tax	—	2,905	—	2,905
Loss (income) from discontinued operations, net of tax	1,514	(2,699)	5,224	(21,515)
(Gain) loss on sale of discontinued operations, net of tax	(1,681)	(238,497)	875	(229,542)

Core earnings (loss) (Non-U.S. GAAP)	$96,484	$(11,326)	$302,952	$97,939

Net earnings per share (U.S. GAAP):
Basic	$0.37	$0.93	$1.01	$1.31

Diluted	$0.37	$0.93	$1.00	$1.30

Core earnings (loss) per share (Non-U.S. GAAP):
Basic	$0.50	$(0.06)	$1.56	$0.48

Diluted	$0.49	$(0.06)	$1.55	$0.48

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	193,785	202,008	193,617	203,995

Diluted	196,304	202,008	195,793	205,699

(a)	This tax benefit relates to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income increased 253.8% to $160.5 million and 90.7% to $507.1 million during the three months and nine months ended May 31, 2015, respectively, compared to $45.3 million and $265.9 million during the three months and nine months ended May 31, 2014, respectively. Core earnings (loss) increased 951.9% to $96.5 million and 209.3% to $303.0 million during the three months and nine months ended May 31, 2015, respectively, compared to $(11.3) million and $97.9 million during the three months and nine months ended May 31, 2014, respectively. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months And Nine Months Ended May 31, 2015 Compared to the Three Months And Nine Months Ended May 31, 2014.”

Acquisitions and Expansion

As discussed in Note 15 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed four acquisitions during the nine months ended May 31, 2015. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

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

Liquidity and Capital Resources

At May 31, 2015, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the nine months ended May 31, 2015 and 2014 (in thousands):

	Nine months ended
	May 31, 2015	May 31, 2014
Net cash provided by operating activities	$882,921	$409,388
Net cash (used in) provided by investing activities	(797,261)	270,848
Net cash used in financing activities	(95,105)	(374,466)
Effect of exchange rate changes on cash and cash equivalents	(28,010)	5,123

Net (decrease) increase in cash and cash equivalents	$(37,455)	$310,893

Net cash provided by operating activities during the nine months ended May 31, 2015 was approximately $882.9 million. This resulted primarily from net income of $197.1 million, $385.1 million in non-cash depreciation and amortization expense, a $474.6 million increase in accounts payable, accrued expenses and other liabilities, $53.1 million of recognized stock-based compensation expense and related charges and a $37.7 million decrease in prepaid expenses and other current assets; which were partially offset by a $253.6 million increase in inventories and a $44.0 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as advanced deposits made from customers. The decrease in prepaid expenses and other current assets was primarily due to decreases in the deferred purchase price receivable under our asset-backed securitization programs due to an increase in funding provided by the unaffiliated conduits and financial institutions. The increase in inventories was primarily to support expected revenue levels in the fourth quarter of fiscal year 2015. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels.

Net cash used in investing activities during the nine months ended May 31, 2015 was $797.3 million. This consisted primarily of capital expenditures of $735.5 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades. In addition, $78.0 million of cash was paid for business and intangible asset acquisitions, net of cash.

Net cash used in financing activities during the nine months ended May 31, 2015 was $95.1 million. This resulted from our receipt of approximately $4.7 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $4.5 billion of borrowings under the Amended and Restated Credit Facility. This was offset by repayments in an aggregate amount of approximately $4.7 billion, which primarily included an aggregate of $4.5 billion of repayments under the Amended and Restated Credit Facility. In addition, during the nine months ended May 31, 2015 we paid $40.0 million, including commissions, to repurchase 2,022,664 of our common shares, we paid $47.6 million in dividends to stockholders and we paid $7.5 million (or 398,657 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $7.5 million of employee-owned common stock related to this vesting).

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

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 20, 2017 (as the program was renewed on October 21, 2014), are available at any one time. Net cash proceeds up to a maximum of $175.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018 (as the program was renewed on May 8, 2015), are available at any one time. We increased our facility limit for the foreign asset-backed securitization program from $75.0 million to $175.0 million during the second quarter of fiscal year 2015.

In connection with our asset-backed securitization programs, at May 31, 2015, we sold $806.4 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $367.9 million and a deferred purchase price receivable. At May 31, 2015, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $438.5 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In April 2015, the factoring agreement was extended through September 30, 2015, at which time it is expected to automatically renewed for an additional six-month period.

During the three months and nine months ended May 31, 2015, we sold $0.7 million and $1.2 million of trade accounts receivable under the factoring agreement, respectively, and received cash proceeds of $0.7 million and $1.2 million during the three months and nine months ended May 31, 2015, respectively.

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

During the three months and nine months ended May 31, 2015, we sold $0.5 billion and $1.5 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.5 billion and $1.5 billion during the three months and nine months ended May 31, 2015, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2015 and August 31, 2014 are summarized below (in thousands):

	May 31, 2015	August 31, 2014

7.750% Senior Notes due 2016	$309,948	$308,659
8.250% Senior Notes due 2018	398,951	398,665
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	229	1,685
Borrowings under loans	31,197	38,207
Capital lease obligations	28,232	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	2,670	4,450

Total notes payable, long-term debt and capital lease obligations	1,671,227	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	11,365	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,659,862	$1,669,585

At May 31, 2015 and August 31, 2014, we were in compliance with all covenants under the Amended and Restated Credit Facility and our asset-backed securitization programs.

Uses

On October 16, 2014, January 21, 2015 and April 15, 2015, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 14, 2014, February 13, 2015 and May 15, 2015, respectively. Of the total cash dividend declared on October 16, 2014 of $16.0 million, $15.5 million was paid on December 1, 2014. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 21, 2015 of $16.0 million, $15.5 million was paid on March 2, 2015. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on April 15, 2015 of $16.0 million, $15.5 million was paid on June 1, 2015. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

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

At May 31, 2015, we had approximately $962.8 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $726.8 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We have increased our capital expenditures in an effort to accelerate growth and currently anticipate that during the next 12 months, our capital expenditures will be in the range of $800.0 million to $900.0 million, principally for expansion in Asia and infrastructure; investments in our DMS operations, specifically our mobility, healthcare, packaging and lifestyles and wearables businesses; and to support ongoing business in the EMS segment. Additionally, our capital expenditures will be used to expand our capabilities and invest in new non-traditional end markets. The amounts used to fund such capital expenditures will not be available to be deployed elsewhere by us. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $175.0 million foreign asset-backed securitization program is scheduled to expire on May 1, 2018. We may be unable to renew either of these programs. The $450.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2015 and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2015. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of May 31, 2015 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,668,557	$11,365	$732,047	$2,286	$922,859
Future interest on notes payable, long-term debt and capital lease obligations (b)	439,106	106,152	158,697	95,473	78,784
Operating lease obligations	411,180	93,623	131,663	79,955	105,939
Non-cancelable purchase order obligations (c)	331,958	328,991	2,967	—	—
Pension and postretirement contributions and payments (d)	11,386	4,216	1,320	1,876	3,974
Capital commitments (e)	500	500	—	—	—

Total contractual cash obligations (f)	$2,862,687	$544,847	$1,026,694	$179,590	$1,111,556

(a)	The above table excludes a $2.7 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	At May 31, 2015, our notes payable, long-term debt and capital lease obligations pay interest at predominantly fixed rates.
(c)	Consists of purchase commitments entered into as of May 31, 2015 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized three month period following the third quarter of fiscal year 2015 and the expected benefit payments for unfunded pension and postretirement plans through 2024. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials. Of that amount, we have invested $9.5 million as of May 31, 2015.
(f)	At May 31, 2015, we have $3.1 million and $96.2 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At May 31, 2015, except for certain foreign currency contracts with a notional amount outstanding of $429.5 million and a fair value of $4.5 million recorded in prepaid expenses and other current assets and $1.6 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at May 31, 2015 that are not designated as accounting hedges was $1.4 billion. The fair values of these contracts amounted to a $10.7 million asset recorded in prepaid expenses and other current assets and a $4.0 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at May 31, 2015. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of May 31, 2015, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2015, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At May 31, 2015, the hedge accounting adjustment recorded is $2.7 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $0.1 million in borrowings outstanding under these facilities at May 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2015, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading contains the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue.

During the nine months ended May 31, 2015, our five largest customers accounted for approximately 51% of our net revenue and 79 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. If any of those customers experiences a decline in the demand (anticipated or unanticipated) for one or more of its products due to economic or other forces, it may reduce its purchases from us or terminate its relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a smaller number of customers. A significant reduction in sales to any of our customers or the exercising by certain customers of pricing and margin pressure on us, which reduction or exercise have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could happen again in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) or a reduction in manufacturing services ordered from us can result in one or more of the following adverse effects on our business: a decline in revenue; less revenue to absorb fixed costs and overhead; severance costs; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days that products remain in inventory and an increase in days that accounts receivable remain outstanding. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification obligation. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experiences a decline in demand (anticipated or unanticipated), the applicable customer may reduce its purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations. To reduce our reliance on any one customer or end market, we continue to target new customers and services and explore acquisition opportunities.

During past economic cycles, our revenue declined as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations and similar conditions may exist in the future. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, such termination, change, reduction or delay could have a material adverse effect on our results of operations. In addition, if one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Also, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent. Such adverse effects could include one or more of the following: a decline in revenue, less revenue to absorb fixed costs and overhead, a charge for bad debts, a charge for inventory write-offs, a charge for equipment write-offs, a charge for lease write-offs, a decrease in inventory turns, an increase in days that products remain in inventory and an increase in days in which accounts receivable remain outstanding.

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

Consolidation in industries that utilize our services may further increase as companies combine to achieve further economies of scale and other synergies, which could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity may increase pricing and competitive pressures for our industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and expose us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

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

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers for any of their products and we continue to experience reduced lead-times in customer orders. Customers have previously canceled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons with respect to one or more of their products, and may take one or more of these actions again in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has resulted in, and could result in future additional, write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value. Although we attempt to negotiate contractual language with our customers to avoid or mitigate these risks, they may be exacerbated when the inventory is for a specific product that represents a significant amount of our revenue.

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

On occasion, customers may require rapid increases in production for one or more of their products, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for any particular customer product that represents a significant amount of our revenue, can harm our gross profit and operating results.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profit, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.

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

The introduction of new business models or programs requiring implementation or development of new competencies, such as new process technology within our operations and our independent development of new products or services for customers, presents challenges in addition to opportunities. The success of new business models or programs depends on a number of factors including, but not limited to, a sufficient understanding of the new business or markets, timely and successful product development (by us and/or our customer), market acceptance, our ability to manage the risks associated with new product production ramp-up, the effective management of purchase commitments and inventory levels in line with anticipated product demand, our development or acquisition of appropriate intellectual property, the availability of supplies in adequate quantities and at appropriate costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate result of new business models or programs.

As a result, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our assumptions will accurately reflect customer demand for our services. After the development of a new business model or program, we must be able to manufacture appropriate volumes quickly and at low cost. To accomplish this, we endeavor to accurately forecast volumes, mixes of products and configurations that meet customer requirements; however, we may not succeed at doing so. Any delay in development or production could harm our competitive position. We may not meet our customers’ expectations or otherwise execute properly, timely, or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, the early stages of these types of new business models or programs can be less efficient, and less profitable, than those of mature programs and/or programs developed in collaboration with customers who have experience with outsourcing. Also, restrictions imposed by certain customers prevent us from fully pursuing other business in such customers’ industries or other business that would compete with such customers’ products or technologies.

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

In addition, we have been investing directly in certain of these emerging company customers which, along with extended payment terms, loans, other financial accommodations such as not requiring customers to cover certain costs that we typically require customers to pay, for services and other support we may provide, may exacerbate the risks described in this Risk Factor. Risks related to these investments may also include one or more of the following: substantial selling, general and administrative expenses; substantial capital expenses or investments; losses or impairments that may be reflected in our net income item of our Statement of Operations; and an inability to recover a partial or full amount of any investments we make in these smaller, emerging companies.

We compete with numerous other diversified manufacturing service providers, electronic manufacturing services and design providers and others.

Our business is highly competitive. We compete against numerous domestic and foreign diversified manufacturing service providers, electronic manufacturing services and design providers, including AptarGroup, Inc., Benchmark Electronics, Inc., Berry Plastics Group, Inc., Catcher Technology Co., Ltd., Celestica Inc., Flextronics International Ltd., Gerresheimer AG, Hon-Hai Precision Industry Co., Ltd., Plexus Corp., Quanta Computer, Inc., Sanmina Corporation and Zeniya Aluminum Engineering, Ltd. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell diversified manufacturing services or electronic manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources than we have. These competitors may:

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

Credit market turmoil could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; the lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 25, 2014 (the “Amended and Restated Credit Facility”); and the lenders under various of our foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $175.0 million foreign asset-backed securitization program expiring on May 1, 2018, our $450.0 million uncommitted trade accounts receivable sale program expiring on November 1, 2015 (though either party can elect to terminate the agreement upon 15 days prior notice and the agreement will be automatically extended each year through August 31, 2017 unless any party gives no less than 30 days prior notice that the agreement should not be extended), our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2015, or our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended), the effects of the credit market turmoil could negatively impact our ability to renew or obtain such financing. Finally, credit market turmoil has negatively impacted certain of our customers and certain of their respective customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

Our business could be adversely affected by any delays, or increased costs, resulting from issues that our common carriers are dealing with in transporting our materials, our products, or both.

We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, increased energy prices, criminal activity or some other issue, could result in shipping delays, increased costs, or other supply chain disruptions, and could therefore have a material adverse effect on our operations. For example, the recent West Coast port stoppage resulted in delays in receiving certain components needed for our products, in turn delaying shipments by us.

We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived 86.6% and 87.1% of net revenue from international operations during the three months and nine months ended May 31, 2015, respectively, compared to 83.4% and 84.1% during the three months and nine months ended May 31, 2014, respectively. At May 31, 2015, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Ottawa, Canada; Beijing, Chengdu, Hong Kong, Huangpu, Kunshan, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuhan, Wuxi and Yantai, China; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai and Ranjangaon, India; Bray and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Kwidzyn, Poland; Moscow and Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Seoul, South Korea; Changhua, Hsinchu, Taichung and Taipei, Taiwan; Venray, The Netherlands; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations and attempting to ensure they comply with our policies, procedures and applicable local laws;

•	less flexible employee relationships that can be difficult and expensive to terminate due to, among other potential reasons, burdensome labor laws and regulations;

•	rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes or claims;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including tariffs and quotas), environmental policies and privacy issues, and local statutory corporate governance related to conducting business in foreign jurisdictions;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability and unsafe working conditions (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

These factors may harm our results of operations. Also, any measures that we may implement to reduce risks of our international operations may not be effective, may increase our expenses and may require significant management time and effort. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Three Months And Nine Months Ended May 31, 2015 Compared to the Three Months And Nine Months Ended May 31, 2014 and Note 14 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing sites, processes or facilities may need to comply with applicable statutory and regulatory requirements as well as certain customer-driven standards. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration (“FDA”) and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. If we do not conduct our business at those facilities at which this business is conducted in accordance with applicable laws, we may be subject to civil or criminal penalties and administrative sanctions by either the government, the customer or third parties. Also, we may be subject to standards established by certain customers, industry groups or other third party organizations (e.g., certain standards relating to labor practices). In addition, our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain manufacturing or design defects, and our processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities to comply with applicable statutory and regulatory requirements may subject us to regulatory enforcement, legal fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could cause death or seriously harm users of these products and others. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims. Any of these actions could increase our expenses, reduce our revenue or damage our reputation as a supplier to these customers.

We may face heightened liability risks specific to our medical device business as a result of additional healthcare regulatory related compliance requirements and the potential severe consequences that could result from manufacturing defects or malfunctions (e.g., death or serious injury) of the medical devices we manufacture or design.

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) and current Good Manufacturing Practices (cGMP) requirements, which require manufacturers of medical devices to adhere to certain regulations and to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspection observations, a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. Beyond the FDA, our medical device business is subject to additional state and foreign regulatory requirements which may also impact our ability to continue operations if these entities were to allege noncompliance and take action against us. If any of these were to occur, our reputation and business could suffer.

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

Providing manufacturing services can expose us to potential claims that products, design or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve, and have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business. The risks described in this Risk Factor may be heightened in connection with our customer relationships with emerging companies.

Our design services and turnkey solutions offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.

We continue our efforts to offer certain design services, primarily relating to products that we manufacture for our customers. We also offer turnkey solutions that include the design and manufacture of end-user products, and product components, as well as related services. Providing such turnkey solutions or other design solutions can expose us to different or greater potential liabilities than those we face when providing just manufacturing services, including an increase in exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or supply, or materials or components we use, infringe third party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. When providing turnkey solutions or other design solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products or provide services. No revenue may be generated from these efforts, particularly if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may also have the responsibility to ensure that products we design or offer satisfy certain standards, like safety and regulatory standards, and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

In our contracts with turnkey solutions customers, we generally provide them with a warranty against defects in our designs. If a turnkey solutions product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Warranty claims may also extend to defects caused by components or materials used in the products, including components and materials provided to us by our suppliers. Although we have product liability insurance coverage, it may not be adequate or may not continue to be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our results of operations and financial position. Moreover, even if the claim relates to a defect caused by a supplier, we may not be able to get an adequate remedy from the supplier.

The success of our turnkey solution activities and certain other aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights to our designs.

In certain circumstances, we strive to obtain and protect certain intellectual property rights related to solutions, designs, processes and products that we create. We believe that obtaining a significant level of protected proprietary technology may give us a competitive marketing advantage. However, we cannot be certain that the measures that we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our solutions, designs, processes and products, this could reduce or eliminate competitive advantages of our proprietary technology, which would harm our business and could have a material adverse effect on our results of operations and financial position.

Intellectual property infringement claims against our customers, our suppliers or us could harm our business.

Our products and services may infringe the intellectual property rights of third parties, some of who may hold key intellectual property rights in areas in which we operate. Some of these third parties may compete with us, our suppliers or our customers. Some of these third parties may not actively provide competing products or services. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions or design services in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against our customers, our suppliers or us for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all. We, our suppliers or our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business, and could have a material adverse effect on our results of operations and financial position.

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

Certain environmental laws impose liability for the costs of investigation, removal and remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, or on parties who arranged for hazardous substance treatment or disposal, even if such person or company was unaware of, or not responsible for, contamination at the affected site. Soil and groundwater contamination may have occurred at or near, or may have arisen from, some of our facilities. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain of our operating sites. In certain instances where contamination existed prior to our ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in us being required to address such contamination. As a result, we may incur clean-up costs in such potential removal or remediation efforts. In other instances, we may be responsible for clean-up costs and other liabilities, including the possibility of claims due to health risks by both employees and non-employees, as well as other third-party claims in connection with contaminated sites.

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

Refer to Note 11 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for details of the field examination completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2009 through 2011 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material adverse effect on our financial position, results of operations or cash flows, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material adverse effect on our results of operations and financial condition.

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

As of May 31, 2015, our debt obligations consisted of $312.0 million under our 7.750% Senior Notes, $400.0 million under our 8.250% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of May 31, 2015, there was $59.7 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Our operations and those of our customers and suppliers may be subject to natural disasters, climate change related events, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
March 1, 2015 – March 31, 2015	5,191	$22.93	—	$—
April 1, 2015 – April 30, 2015	11,008	$23.27	—	$—
May 1, 2015 – May 31, 2015	9,793	$24.51	—	$—

Total	25,992	$23.67	—	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On June 18, 2015, the Company’s Board of Directors amended the Company’s Bylaws effective as of such date to provide that certain specifically enumerated stockholder actions related to the internal affairs of the Company must be brought exclusively in the Court of Chancery of the State of Delaware, unless the Company consents in writing to an alternative forum, as well as to provide certain administrative changes related to the authority of certain officers and directors to perform certain actions. This summary does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the Bylaws, included as Exhibit 3.2 to this filing. Exhibit 3.2 is incorporated by reference into this Item 5.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(3)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(4)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(5)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(6)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(7)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(5)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1	—	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

Date: June 22, 2015	By:	/S/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: June 22, 2015	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description

3.2	—	Registrant’s Bylaws, as amended.

10.1	—	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.