Form 10-K
period 2015-08-31
JABIL CIRCUIT INC
filed 2015-10-16
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 27, 2015 was approximately $4.1 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 6, 2015, was 189,273,241. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders scheduled to be held on January 21, 2016 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

2015 FORM 10-K ANNUAL REPORT

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, and any subsequent reports on Form 10-Q and Form 8-K, and other filings with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive, consumer lifestyles and wearable technologies, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale, printing and storage industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the fiscal year ended August 31, 2015, our largest customers include Apple, Inc., Cisco Systems, Inc., LM Ericsson Telephone Company, General Electric Company, Hewlett-Packard Company, Ingenico S.A., NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the fiscal year ended August 31, 2015, we had net revenues of approximately $17.9 billion and net income attributable to Jabil Circuit, Inc. of approximately $284.0 million.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Spain, Taiwan, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. Our global presence is key to assessing our business opportunities.

As of September 1, 2014, we are reporting our business in the following two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, digital home, industrial and energy, networking and telecommunications, point of sale, printing and storage industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available the following financial filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Information contained in our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this document.

Industry Background

The industry in which we operate has historically been composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in global credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, and the termination of our business relationship with BlackBerry Limited, we implemented additional restructuring programs, including the restructuring plans that were approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”), to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronic manufacturing services and solutions. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the past several years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Business Units. Most of our business units are dedicated to one customer and operate with a high level of autonomy, primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Spain, Taiwan, Ukraine and Vietnam to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Offer Design Services. We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers by allowing them the flexibility to utilize complementary design services to achieve improvements in performance, cost, time-to-market and manufacturability, as well as to help develop relationships with new customers.

•	Pursue Selective Acquisition Opportunities. Traditionally, EMS companies have acquired manufacturing capacity from customers to drive growth, expand footprint and gain new customers. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations to include opportunities to acquire smaller EMS competitors who are focused on our key growth areas which include specialized manufacturing in key markets (such as healthcare and packaging), materials technology, design operations and/or other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Business Units. Most of our business units are dedicated to one customer and are empowered to formulate strategies tailored to individual customer needs. Most of our business units have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate worldwide financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority (within high-level parameters set by executive management) to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and product design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously with responsibility for the development of customer relationships and direct profit and loss accountability for business unit performance.

•	Automated Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Risk Factors – Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.”

•	Supply Chain Management. We make available an electronic commerce system/electronic data interchange and web-based tools for our customers and suppliers to implement a variety of supply chain management programs. Most of our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with most of our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

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

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Anaheim, Dublin and San Jose, California; Ottawa, Canada; Beijing, Hong Kong, Shanghai, Tianjin, Wuhan, Wuxi and Zhejiang, China; Colorado Springs, Colorado; Kankaanpaa and Tampere, Finland; St. Petersburg, Florida; Jena, Germany; Chicago, Illinois; Bray, Ireland; Clinton, Massachusetts; Tampines, Singapore; Hsinchu, Taichung City and Taipei, Taiwan; and Coppell, Texas. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

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

Technology

We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our R&D efforts, we intend to continue to offer our customers among the most advanced highly automated, continuous flow manufacturing process technologies for precise and aesthetic mechanical components and system assembly. These technologies include automation, electronic interconnection, advanced polymer and metal material science, automated tooling, single/multi-shot injection molding, stamping, multi-axis Computer Numerical Control (“CNC”), spray painting, vacuum metallization, physical vapor deposition, digital printing, anodization, thermal-plastic composite formation, plastic with embedded electronics, in-mold labeling, leather/wood overmolding, metal cover with insert-molded or die-casting features for assembly, seamless display cover with integrated touch sensor, plastic cover with insert-molded glass lens and advanced testing solutions. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

To meet our customers’ increasingly sophisticated needs, we continuously engage in product research and design activities. These activities include electronic design, mechanical design, software design, system level design, material processing research (including plastics, metal, glass and ceramic), component and product validation, as well as other design and process development related activities necessary to manufacture our customers’ products in the most cost-effective and consistent manner. We are engaged in advanced research and platform designs for products including: mobile internet devices and associated accessories, multi-media tablets, two-way radios, consumer lifestyles products, health care and life science products, server and storage products, set-top and digital home products, printing products and wearable technologies products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2015, 2014 and 2013, we expended $27.6 million, $28.6 million and $28.4 million, respectively, on R&D activities.

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production and product management services. Management evaluates performance and allocates resources on a segment basis. At August 31, 2015, our reportable operating segments consisted of two segments – EMS and DMS. See Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

	Fiscal Year Ended August 31,
	2015	2014	2013
Apple, Inc.	24%	18%	20%
BlackBerry Limited	*	*	12%

*	Amount was less than 10% of total

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2015	2014	2013
EMS	60%	67%	70%
DMS	40%	33%	30%

Total	100%	100%	100%

In fiscal year 2015, our five largest customers accounted for approximately 50% of our net revenue and 81 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue,” “Risk Factors – Consolidation in industries that utilize our services may adversely affect our business” and Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

We have made concentrated efforts to diversify our industry sectors and customer base, including but not limited to increasing our net revenue in the EMS and DMS segments through acquisitions and organic growth. Our Business Unit Managers and Directors, supported by executive management, work to expand existing customer relationships through the addition of product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Spain, Taiwan, Ukraine and Vietnam.

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

Competition

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers and design providers, including Benchmark Electronics, Inc., Celestica Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina Corporation. Our diversified manufacturing services segment competes against numerous domestic and foreign providers, including AptarGroup, Inc., Berry Plastics Group, Inc., Catcher Technology Co., Ltd., Gerresheimer AG, Quanta Computer, Inc. and Zeniya Aluminum Engineering, Ltd. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronic manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than we have.

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

We may be operating at a cost disadvantage compared to competitors who (a) have greater direct buying power from component suppliers, distributors and raw material suppliers, (b) have lower cost structures as a result of their geographic location or the services they provide, (c) are willing to make sales or provide services at lower margins than we do (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business) or (d) have increased their vertical capabilities, thereby potentially providing them greater cost savings. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share. See “Risk Factors – We compete with numerous other diversified manufacturing service providers, electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.”

Backlog

Our order backlog at August 31, 2015 and 2014 was valued at approximately $5.0 billion and $4.3 billion, respectively. Our order backlog is expected to be filled within the current fiscal year. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.”

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

Proprietary Rights

We regard certain aspects of our design, production and product services as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures. Although we take steps to protect our intellectual property, misappropriation may still occur. We have not historically sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. We currently have a relatively modest number of solely owned and/or jointly held patents for various innovations. We believe that our research and design activities, along with developments relating thereto, may result in growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other factors significant to our proprietary rights include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

We license some technology and intellectual property rights from third parties that we use in providing some of our design, production and product management services to our customers. Generally, the license agreements which govern such third party technology and intellectual property rights grant us the right to use the subject technology anywhere in the world and will terminate upon a material breach by us. In the event of termination, we may not be successful in developing alternatives.

We do not believe that our designs, production and product management services infringe on the proprietary rights of third parties. However, if third parties successfully assert infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise,” “Risk Factors – Our manufacturing processes and services may result in exposure to intellectual property infringement and other claims,” “Risk Factors – The success of certain aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights” and “Risk Factors – Intellectual property infringement claims against our customers, our suppliers or us could harm our business.”

Employees

As of August 31, 2015, we employed approximately 161,000 people worldwide. None of our U.S. domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

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

Forbes I.J. Alexander (age 55) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, Scotland.

Sergio A. Cadavid (age 59) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial and administrative positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Michael Dastoor (age 50) was named Senior Vice President, Controller in July 2010. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Michael J. Loparco (age 44) was named Executive Vice President, Chief Executive Officer, High Velocity and Industrial & Energy in October 2014. Previously, Mr. Loparco served as Senior Vice President, Global Business Units in Jabil’s High Velocity business and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation, and was a Certified Mediator in the judicial circuits of the State of Florida. He holds a Juris Doctorate from Stetson University College of Law; and attended Florida State University, College of Law, while serving with the Committee of Business and Professional Regulation for the Florida House of Representatives. He holds a Bachelor of Arts in International Business, with minor degrees in Spanish and Business Management, from Eckerd College.

Joseph A. McGee (age 53) was named Executive Vice President, Strategic Planning and Development in January 2010 and was designated as an executive officer in July 2013. Mr. McGee joined Jabil in 1993 as a Business Unit Manager. From 1993 through 2004, Mr. McGee held several positions, including Director of Business Development, Malaysia, General Manager, California and Vice President, Global Business Units. Mr. McGee was promoted to Senior Vice President, Global Business Units in September 2004 and Senior Vice President, Strategic Planning and Development in June 2008. Prior to joining Jabil, Mr. McGee held positions within Sun Microsystems, Philips, the University of Glasgow and the University of Strathclyde. He holds a Bachelor’s degree in Mechanical Engineering from the University of Strathclyde, an MBA from the University of Glasgow and a Doctorate in Thermodynamics and Fluid Mechanics from the University of Strathclyde.

Mark Mondello (age 51) was named Chief Executive Officer in March 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor. Mr. Mondello was promoted to Project Manager in 1993, named Vice President, Business Development in 1997, Senior Vice President, Business Development in 1999 and served as Chief Operating Officer from November 2002 through March 2013. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 47) was named Chief Operating Officer in March 2013. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001, was named Vice President, Global Business Units in November 2002, Senior Vice President, Regional President – Asia in September 2004 and Executive Vice President, Chief Executive Officer, EMS Division from September 2007 to April 2010. Mr. Muir recently served as Executive Vice President, Chief Executive Officer, Global Manufacturing Services Group from April 2010 to March 2013. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Alessandro Parimbelli (age 47) was named Executive Vice President, Chief Executive Officer, Enterprise and Infrastructure in July 2013. Mr. Parimbelli joined Jabil in 1998 as a Test Engineering Manager. At Jabil, Mr. Parimbelli served in business management positions in Boise, Idaho and Paris, France before being promoted to Vice President, Global Business Units in September 2006. From 2010 through 2012 Mr. Parimbelli was Senior Vice President, Global Business Units and was responsible for Jabil’s Enterprise and Infrastructure business. Prior to joining Jabil, Mr. Parimbelli held various engineering positions within Hewlett-Packard and other software engineering companies. He holds an MBA from Colorado State University and a Software Engineering degree from Politecnico of Milan, Italy.

Robert L. Paver (age 59) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to joining Jabil, Mr. Paver was a trial lawyer and partner with the law firm of Holland & Knight. Mr. Paver has served as an adjunct professor of law at Stetson University College of Law and has been a guest lecturer at the University of Florida Levin College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

William E. Peters (age 52) was named President in March 2013. Mr. Peters served as Executive Vice President, Human Development, Human Resources from April 2010 to March 2013. He joined Jabil in 1990 as a buyer and shortly thereafter was named Purchasing Manager. In 1993 Mr. Peters was named Operations Manager for Jabil’s Michigan facility and was promoted to Vice President, Operations in January 1999. Mr. Peters was named Senior Vice President, Operations in October 2000. He was promoted to Senior Vice President, Regional President — Americas in September 2004. In September 2007, Mr. Peters was named Senior Vice President, Human Development. Prior to joining Jabil, Mr. Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

Courtney J. Ryan (age 45) was named Executive Vice President, Chief Executive Officer, Nypro in July 2013. Mr. Ryan joined Jabil in 1993 as a Quality Engineer and worked his way through various operations and business development management positions. In December 2000, Mr. Ryan was named Vice President, Operations for Europe. In 2004, he was named Senior Vice President, Global Supply Chain and was named Senior Vice President, Global Business Units in 2007. Mr. Ryan holds an MBA with a concentration in Decision and Information Science and a Bachelor of Arts in Economics, both from the University of Florida. He also serves on the University of Florida’s MBA and Supply Chain Advisory Board.

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

The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; product design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our sales associated with consumer related products are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to higher demand for consumer related products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue.

During the fiscal year ended August 31, 2015, our five largest customers accounted for approximately 50% of our net revenue and 81 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. If any of those customers experiences a decline in the demand (anticipated or unanticipated) for one or more of its products due to economic or other forces, it may reduce its purchases from us or terminate its relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a smaller number of customers. A significant reduction in sales to any of our customers or the exercising by certain customers of pricing and margin pressure on us, which reduction or exercise have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could happen again in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) or a reduction in manufacturing services ordered from us can result in one or more of the following adverse effects on our business: a decline in revenue; less revenue to absorb fixed costs and overhead; severance costs; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days that products remain in inventory and an increase in days that accounts receivable remain outstanding. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification obligation. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experiences a decline in demand (anticipated or unanticipated), the applicable customer may reduce its purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products;

•	our customers’ attempts to manage their inventory;

•	product design changes;

•	changes in our customers’ manufacturing strategy;

•	customer requirements to relocate our manufacturing operations or to transfer our manufacturing from one facility to another; and

•	acquisitions of or consolidations among customers.

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders for a customer’s products with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers or a customer’s specific product. Anticipated orders from many of our customers have, in the past, failed to materialize, delivery schedules have been deferred or production has unexpectedly decreased, slowed down or stopped as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of providing manufacturing services for an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations, particularly when our contractual or legal remedies are insufficient to avoid or mitigate such unanticipated costs which can be exacerbated with large customers. These difficulties can be exacerbated when providing services for a specific customer product from which we generate a significant amount of our revenue. An increasing portion of our revenues have come from our largest customer, and servicing that customer requires an increased level of capital expenditures by us. See – “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue.”

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers and design providers, including Benchmark Electronics, Inc., Celestica Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina Corporation. Our diversified manufacturing services segment competes against numerous domestic and foreign providers, including AptarGroup, Inc., Berry Plastics Group, Inc., Catcher Technology Co., Ltd., Gerresheimer AG, Quanta Computer, Inc. and Zeniya Aluminum Engineering, Ltd. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell diversified manufacturing services or electronic manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources than we have. These competitors may:

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

Credit market turmoil could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; the lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 6, 2015 which provides for a revolving credit (the “Revolving Credit Facility”) and a five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”); and the lenders under various of our foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $175.0 million foreign asset-backed securitization program expiring on May 1, 2018, our $450.0 million uncommitted trade accounts receivable sale program expiring on November 1, 2015 (though either party can elect to terminate the agreement upon 15 days prior notice and the agreement will be automatically extended each year through August 31, 2017 unless any party gives no less than 30 days prior notice that the agreement should not be extended), our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2016 (as the agreement was extended on August 31, 2015), or our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended), the effects of the credit market turmoil could negatively impact our ability to renew or obtain such financing. Finally, credit market turmoil has negatively impacted certain of our customers and certain of their respective customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 88.0% of net revenue from international operations during the fiscal year ended August 31, 2015 compared to 84.5% during the fiscal year ended August 31, 2014. At August 31, 2015, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Ottawa, Canada; Beijing, Chengdu, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuhan, Wuxi, Yantai and Zhejiang, China; Kankaanpaa and Tampere, Finland; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai, Pune and Ranjangaon, India; Bray and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Kwidzyn, Poland; Moscow and Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Seoul, South Korea; Tortosa, Spain; Changhua, Hsinchu, Taichung City and Taipei, Taiwan; Venray, The Netherlands; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations and attempting to ensure they comply with our policies, procedures, and applicable local laws;

•	less flexible employee relationships that can be difficult and expensive to terminate due to, among other potential reasons, burdensome labor laws and regulations;

•	rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes or claims;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including tariffs and quotas), environmental policies and privacy issues, and local statutory corporate governance related to conducting business in foreign jurisdictions;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability and unsafe working conditions (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

These factors may harm our results of operations. Also, any measures that we may implement to reduce risks of our international operations may not be effective, may increase our expenses, and may require significant management time and effort. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

Another significant legal risk resulting from our international operations is the risk of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the United Kingdom Bribery Act (the “ACT”). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the ACT or other U.S. or foreign laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA, the ACT and similar laws, there can be no assurance that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our operations.

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions and adequately conduct due diligence, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

•	Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses, as well as contractually-based time and monetary limitations on a seller’s obligation to indemnify us for such liabilities; (4) costs associated with integrating acquired operations and businesses; (5) the dilutive effect of the issuance of any additional equity securities we issue as consideration for, or to finance, the acquisition; (6) the incurrence of additional debt; (7) the financial impact of incorrectly valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets; (8) possible adverse tax and accounting effects; and (9) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses.

•	Operating risks, such as (1) the diversion of management’s attention and resources to the assimilation of the acquired businesses and their employees and to the management of expanding operations; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the inability to attract and retain the employees necessary to support the acquired businesses; (7) potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of the transaction; (8) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; (9) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur; (10) the possibility that the acquired business’s past transactions or practices before our acquisition may lead to future commercial or regulatory risks; and (11) the difficulty of presenting a unified corporate image.

Although we conduct what we believe to be a prudent level of due diligence regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. Until we actually assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.

In addition, divestitures involve significant risks (some of which were present in the sale of our Aftermarket Services (“AMS”) business on April 1, 2014), which could have a material adverse effect on us including: we may not be able to identify acceptable buyers; we may divest a business at a price or on terms that are different than anticipated; we may lose key employees; divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction; completing divestitures requires expenses and management effort; we may become subject to indemnity obligations and/or remain liable or contingently liable for obligations related to the divested business or operations; a delay or failure to close for any reason, including a failure to obtain the necessary third party consents and regulatory approvals; the retention of certain continuing liabilities under contracts; financing for the transaction not occurring as anticipated; equity consideration proving to have a value substantially less than the stated or expected value or not being transferable to a third party on attractive terms; covenants not to compete (such as we entered into in connection with the sale of our AMS business) could impair our ability to attract and retain customers; business arrangements with the buyers could negatively impact our business with common customers; and we may face difficulties in the separation of the divested operations, services, products and personnel.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Fiscal Year Ended August 31, 2015 Compared to the Fiscal Year Ended August 31, 2014 and Note 14 – “Restructuring and Related Charges” to the Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

Our manufacturing processes and services may result in exposure to intellectual property infringement and other claims.

Providing manufacturing services can expose us to potential claims that products, designs or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve, and have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business. The risks described in this Risk Factor may be heightened in connection with our customer relationships with emerging companies.

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

The success of certain aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights.

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

In addition to selectively relying on patent rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures to protect our know-how and trade secrets. However, these mechanisms may not afford complete, or sufficient protection, and misappropriation may still occur. Further, there can be no assurance that we will, or will be able to, acquire or enforce our patent or other rights, if any, and that others will not independently develop similar know-how and trade secrets, or develop better production methods than us. We have not historically sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. Further, we may not be able to prevent current and former employees, contractors and other parties from breaching non-disclosure agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. If any of the foregoing occur, it could impair our ability to compete with others in our industry.

Intellectual property infringement claims against our customers, our suppliers or us could harm our business.

Products we manufacture and/or services we provide may infringe the intellectual property rights of third parties, some of who may hold key intellectual property rights in areas in which we operate. Some of these third parties may compete with us, our suppliers or our customers. Some of these third parties may not actively provide competing products or services. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions or design services in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against our customers, our suppliers or us for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all. We, our suppliers or our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business, and could have a material adverse effect on our results of operations and financial position.

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

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict with any certainty our future capital expenditure requirements because of continually changing compliance standards and environmental technology.

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

We have limited insurance coverage for potential environmental liabilities associated with current operations and we do not anticipate increasing such coverage in the future.

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

Refer to Note 5 – “Income Taxes” to the Consolidated Financial Statements for details of the field examination completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2009 through 2011 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material adverse effect on our financial position, results of operations or cash flows, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material adverse effect on our results of operations and financial condition.

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

Certain of our subsidiaries provide financing, products and services to, and may undertake certain significant transactions with, other subsidiaries in different jurisdictions. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable.

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

As of August 31, 2015, our debt obligations consisted of $312.0 million under our 7.750% Senior Notes, $400.0 million under our 8.250% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of August 31, 2015, there was $58.9 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for further details.

We have the ability to borrow up to $1.5 billion under the Revolving Credit Facility. In addition, the Revolving Credit Facility contemplates a potential increase of up to an additional $500.0 million, if we and the lenders later agree to such increase. Also, we have the ability to borrow up to $500.0 million under the Term Loan Facility. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

A significant number of our operations are located outside the United States, however the majority of our business is conducted in U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and other foreign currency obligations. Based on our calculations and current forecasts, we believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the automotive, consumer lifestyles and wearable technologies, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale, printing and storage industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2016 or any future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, larger public companies like us are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2015. While we continuously conduct a rigorous review of our internal control over financial reporting in order to try to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements, particularly given the changes recently introduced by the Committee of Sponsoring Organizations (“COSO”) to the manner in which internal controls over financial reporting must be administered.

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

Our operations and those of our customers and suppliers may be subject to natural disasters, climate change related events, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as terrorist acts, acts of war, international boycotts, or widespread criminal activities and other natural or manmade disasters. Such events could make it difficult or impossible to manufacture or to deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-source supplier programs on many of our materials which would better enable us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

We and our customers are subject to increasingly extensive government regulations and industry standards; failure to comply with such regulations and standards could have an adverse effect on our business, customer relationships, reputation and profitability.

We are subject to extensive government regulation and industry standards relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

Our customers are also required to comply with various government regulations, legal requirements and industry standards, including many of the industry-specific regulations discussed above. Our customers’ failure to comply could affect their businesses, which in turn would affect our sales to them. In addition, if our customers are required by regulation or other requirements to make changes in their product lines, these changes could significantly disrupt particular programs for these customers and create inefficiencies in our business.

In addition to quality management standards, there are several other U.S. regulations that we are also required to follow, including the Federal Acquisition Regulations (“FAR”), which provides uniform policies and procedures for acquisition; the Defense Federal Acquisition Regulation Supplement, a DOD agency supplement to the FAR that provides DOD-specific acquisition regulations that DOD government acquisition officials, and those contractors doing business with DOD, must follow in the procurement process for goods and services; and the Truth in Negotiations Act, which is a law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government.

We have addressed several other specific laws and regulations within various risk factors above.

Item 1B.	Unresolved Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2015 fiscal year and that remain unresolved.

Item 2.	Properties

We own or lease facilities located in Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Spain, Taiwan, Ukraine, the U.S. and Vietnam. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2015:

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use
Anaheim, California	30,000	Leased	Prototype Manufacturing, Prototype Design, Support
Arden, North Carolina	204,000	Leased	Manufacturing
Auburn Hills, Michigan	207,000	Owned	Manufacturing
Belo Horizonte, Brazil	150,000	Leased	Manufacturing
Boise, Idaho	2,000	Leased	Support
Burlington, Massachusetts	13,000	Leased	Manufacturing
Cayey, Puerto Rico	121,000	Leased	Manufacturing, Storage, Support
Chicago, Illinois	13,000	Leased	Design
Chihuahua, Mexico	1,081,000	Owned	Manufacturing
Chihuahua, Mexico	307,000	Leased	Storage
Chula Vista, California	80,000	Leased	Manufacturing, Support, Storage
Clinton, Massachusetts	825,000	Owned	Manufacturing, Design, Support, Prototype Design, Prototype Manufacturing
Colorado Springs, Colorado	19,000	Leased	Design
Coppell, Texas(2)	25,000	Leased	Design
Devens, Massachusetts	212,000	Leased	Manufacturing
Dothan, Alabama	133,000	Leased	Manufacturing, Storage
Dublin, California	5,000	Leased	Design, Support
El Paso, Texas	3,000	Leased	Storage
Fletcher, North Carolina	3,000	Leased	Storage
Guadalajara, Mexico	350,000	Owned	Manufacturing
Guadalajara, Mexico	983,000	Leased	Manufacturing, Storage
Gurnee, Illinois	80,000	Owned	Manufacturing
Hanover Park, Illinois	147,000	Leased	Manufacturing
Itasca, Illinois	203,000	Leased	Storage
Lake Orion, Michigan	45,000	Leased	Storage
Manaus, Brazil(2)	262,000	Leased	Manufacturing
Mebane, North Carolina	241,000	Leased	Manufacturing, Storage
Memphis, Tennessee	636,000	Leased	Manufacturing
Mount Pleasant, Iowa	58,000	Owned	Manufacturing
Mount Pleasant, Iowa	102,000	Leased	Storage
Ottawa, Canada	3,000	Leased	Design
San Jose, California	314,000	Leased	Manufacturing, Design, Storage, Support
St. Petersburg, Florida	297,000	Owned	Manufacturing, Support
St. Petersburg, Florida	136,000	Leased	Manufacturing, Design, Prototype Design
Tijuana, Mexico	260,000	Leased	Manufacturing

Total Americas	7,550,000

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use
Beijing, China	4,000	Leased	Design
Changhua, Taiwan(2)	370,000	Leased	Manufacturing, Support, Storage
Chengdu, China(3)	5,346,000	Leased	Manufacturing, Support, Storage
Chennai, India(1)	284,000	Owned
Gotemba, Japan	38,000	Leased	Manufacturing
Hachioji, Japan	24,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam	291,000	Owned	Manufacturing
Hong Kong, China	12,000	Leased	Design, Support
Hsinchu, Taiwan	23,000	Leased	Design, Support
Huangpu, China	2,613,000	Owned	Manufacturing
Huangpu, China	1,947,000	Leased	Manufacturing, Support
Mumbai, India	3,000	Leased	Support
Nanjing, China	73,000	Leased	Manufacturing
Penang, Malaysia	884,000	Owned	Manufacturing
Penang, Malaysia	348,000	Leased	Manufacturing, Support, Storage
Pune, India	2,000	Leased	Support
Ranjangaon, India	262,000	Owned	Manufacturing
Seoul, South Korea	1,000	Leased	Support
Shanghai, China	503,000	Owned	Manufacturing
Shanghai, China	68,000	Leased	Design
Shenzhen, China	1,406,000	Leased	Manufacturing, Support
Suzhou, China	566,000	Owned	Manufacturing
Suzhou, China	1,009,000	Leased	Manufacturing, Storage
Taichung City, Taiwan	601,000	Owned	Manufacturing, Design, Support, Storage
Taichung City, Taiwan(2)	196,000	Leased	Manufacturing, Support, Storage
Taipei, Taiwan	13,000	Leased	Design
Tampines, Singapore	143,000	Leased	Manufacturing, Design, Support, Storage
Tel Aviv, Israel	3,000	Leased	Support
Tianjin, China(1)	168,000	Owned
Tianjin, China	2,248,000	Leased	Manufacturing, Design, Support
Wuhan, China(2)	188,000	Owned	Manufacturing, Design
Wuxi, China	648,000	Owned	Manufacturing, Support, Prototype Manufacturing, Storage
Wuxi, China	4,620,000	Leased	Manufacturing, Storage, Support, Design
Yantai, China	209,000	Leased	Manufacturing
Zhejiang, China	138,000	Owned	Manufacturing, Design

Total Asia	25,252,000

Ayr, Scotland	13,000	Leased	Manufacturing
Bray, Ireland	153,000	Owned	Manufacturing, Design
Brest, France(2)	393,000	Owned	Manufacturing
Cassina de Pecchi, Italy(1)	161,000	Leased
Chartres, France	110,000	Leased	Manufacturing
Hasselt, Belgium	52,000	Leased	Design, Prototype Design, Prototype Manufacturing
Jena, Germany	27,000	Leased	Design, Prototype Design, Prototype Manufacturing
Kankaanpaa, Finland	12,000	Leased	Design
Knittlingen, Germany	82,000	Owned	Manufacturing, Support, Prototype Manufacturing, Storage
Knittlingen, Germany	113,000	Leased	Manufacturing, Support, Prototype Manufacturing, Storage
Kwidzyn, Poland(2)	588,000	Owned	Manufacturing, Storage
Livingston, Scotland	130,000	Owned	Manufacturing
Marcianise, Italy	1,194,000	Owned	Manufacturing, Storage
Marcianise, Italy(2)	170,000	Leased	Manufacturing, Storage

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use
Moscow, Russia	292,000	Owned	Manufacturing
Nagyigmand, Hungary	50,000	Owned	Manufacturing
Nagyigmand, Hungary	32,000	Leased	Storage
Szombathely, Hungary	21,000	Leased	Manufacturing, Storage
Tampere, Finland	3,000	Leased	Design
Tata, Hungary(1)	33,000	Owned
Tiszaujvaros, Hungary	394,000	Owned	Manufacturing
Tiszaujvaros, Hungary	129,000	Leased	Storage
Tortosa, Spain	160,000	Owned	Manufacturing, Storage, Support
Tortosa, Spain	93,000	Leased	Storage
Tver, Russia(2)	64,000	Leased	Manufacturing
Uzhgorod, Ukraine	225,000	Owned	Manufacturing
Venray, The Netherlands	420,000	Leased	Manufacturing, Storage
Vienna, Austria	89,000	Leased	Manufacturing, Design, Prototype Design
Waterford, Ireland(2)	201,000	Owned	Manufacturing, Storage

Total Europe	5,404,000

Total Facilities at August 31, 2015	38,206,000

(1)	This facility is no longer used in our business operations.
(2)	A portion of this facility is no longer used in our business operations.
(3)	Approximately 1,962,000 square feet of this facility is under construction and is not currently used in our business operations and approximately 1,692,000 square feet has been completed and is ready for use.

Certifications

Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

•	Aerospace Standard AS/EN 9100 – Shanghai, China; St. Petersburg, Florida; Penang, Malaysia; Livingston, Scotland; and Singapore City, Singapore.

•	Automotive Standard TS16949 – Vienna, Austria; Belo Horizonte, Brazil; Huangpu, Shanghai, Shenzhen and Suzhou, China; Tiszaujvaros, Hungary; and Chihuahua, Mexico.

•	Controlled Substance Registration – Clinton, Massachusetts.

•	Customs-Trade Partnership Against Terrorism (C-TPAT) – Chihuahua, Guadalajara and Tijuana, Mexico.

•	FDA IMS Packaging Certification – Tortosa, Spain.

•	FDA Medical Registered – Vienna, Austria; Shanghai and Shenzhen, China; Knittlingen, Germany; Gurnee, Illinois; Clinton, Massachusetts; Guadalajara and Tijuana, Mexico; Auburn Hills, Michigan; Mebane, North Carolina; Cayey, Puerto Rico; and Singapore City, Singapore.

•	FSSC 22000 Food Safety System Certification – Tortosa, Spain.

•	IECQ Certificate of Conformity – Hazardous Substance Process Management QC 080000 – Shenzhen, China.

•	ISO 27001 Information Security Standard – Suzhou, Tianjin and Wuxi, China.

•	Medical Standard ISO-13485 – Vienna, Austria; Hasselt, Belgium; San Diego and San Jose, California; Hong Kong, Shanghai, Shenzhen and Suzhou, China; St. Petersburg, Florida; Chartres, France; Knittlingen, Germany; Tiszaujvaros, Hungary; Gurnee, Illinois; Bray and Waterford, Ireland; Penang, Malaysia; Clinton, Massachusetts; Guadalajara and Tijuana, Mexico; Auburn Hills, Michigan; Asheville and Mebane, North Carolina; Cayey, Puerto Rico; Singapore City, Singapore; Taichung City, Taiwan; and Dallas, Texas.

•	Occupational Health & Safety Management System Standard OHSAS 18001 – Huangpu, Shanghai, Shenzhen, and Wuxi, China; Manaus, Brazil; St. Petersburg, Florida; Tiszaujvaros, Hungary; Ranjangaon, India; Penang, Malaysia; Kwidzyn, Poland; Tver, Russia; Singapore City, Singapore; and Taichung City, Taiwan.

•	Telecommunications Standard TL 9000 – San Jose, California; Shanghai, Wuhan and Wuxi, China; Tiszaujvaros, Hungary; Penang, Malaysia; and Ho Chi Minh City, Vietnam.

•	ESD/ANSI 20:20 Standard – San Jose, California; Huangpu, Shanghai and Wuxi, China; St. Petersburg, Florida; Ranjangaon, India; Penang, Malaysia; Guadalajara and Reynosa, Mexico; Auburn Hills, Michigan; and Tver, Russia.

Item 3.	Legal Proceedings

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

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	High	Low
Fiscal Year Ended August 31, 2015
First Quarter (September 1, 2014 – November 30, 2014)	$21.87	$18.03
Second Quarter (December 1, 2014 – February 28, 2015)	$22.62	$19.45
Third Quarter (March 1, 2015 – May 31, 2015)	$24.95	$21.12
Fourth Quarter (June 1, 2015 – August 31, 2015)	$24.76	$16.90
Fiscal Year Ended August 31, 2014
First Quarter (September 1, 2013 – November 30, 2013)	$24.32	$19.16
Second Quarter (December 1, 2013 – February 28, 2014)	$20.85	$15.30
Third Quarter (March 1, 2014 – May 31, 2014)	$19.05	$17.06
Fourth Quarter (June 1, 2014 – August 31, 2014)	$21.74	$18.54

On October 6, 2015, the closing sales price for our common stock as reported on the New York Stock Exchange was $22.18. As of October 6, 2015, there were 1,652 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2015 and 2014:

Dividend Information

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
	(in thousands, except for per share data)
Fiscal year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	$0.08	$16,020	February 13, 2015	March 2, 2015
	April 15, 2015	$0.08	$15,988	May 15, 2015	June 1, 2015
	July 16, 2015	$0.08	$15,980	August 14, 2015	September 1, 2015
Fiscal year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	$0.08	$16,976	February 14, 2014	March 3, 2014
	April 17, 2014	$0.08	$16,686	May 15, 2014	June 2, 2014
	July 23, 2014	$0.08	$16,289	August 15, 2014	September 2, 2014

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
June 1, 2015 – June 30, 2015	49	$24.53	—	$—
July 1, 2015 – July 31, 2015	3,396	$19.87	—	$100,000,000
August 1, 2015 – August 31, 2015	2,370,041	$19.19	2,370,000	$54,511,404

Total	2,373,486	$19.19	2,370,000	$54,511,404

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In July 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares during the twelve month period following their authorization. During the fourth quarter of fiscal year 2015, 2.4 million shares were repurchased in the open market, utilizing approximately $45.5 million of the $100.0 million authorized by our Board of Directors. In addition, following the end of fiscal year 2015, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$17,899,196	$15,762,146	$17,249,493	$16,140,705	$15,620,258
Cost of revenue	16,395,978	14,736,543	16,037,303	14,979,754	14,506,578

Gross profit	1,503,218	1,025,603	1,212,190	1,160,951	1,113,680
Operating expenses:
Selling, general and administrative	862,647	675,730	614,295	572,645	539,592
Research and development	27,645	28,611	28,412	25,837	25,002
Amortization of intangibles	24,449	23,857	10,954	12,899	21,764
Restructuring and related charges	33,066	85,369	80,513	—	676
Loss on disposal of subsidiaries	—	7,962	—	—	23,944
Impairment of notes receivable and related charges	—	—	25,597	—	—
Settlement of receivables and related charges	—	—	—	—	13,607

Operating income	555,411	204,074	452,419	549,570	489,095
Other expense	5,627	7,637	6,095	8,935	2,749
Interest income	(9,953)	(3,741)	(1,813)	(2,002)	(3,115)
Interest expense	128,091	128,055	121,023	106,088	97,671

Income from continuing operations before tax	431,646	72,123	327,114	436,549	391,790
Income tax expense	137,461	73,711	7,631	102,866	95,097

Income (loss) from continuing operations, net of tax	294,185	(1,588)	319,483	333,683	296,693

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(7,698)	20,554	50,608	62,406	86,265
(Loss) gain on sale of discontinued operations, net of tax	(875)	223,299	—	—	—

Discontinued operations, net of tax	(8,573)	243,853	50,608	62,406	86,265

Net income	285,612	242,265	370,091	396,089	382,958
Net income (loss) attributable to noncontrolling interests, net of tax	1,593	952	(1,391)	1,402	1,895

Net income attributable to Jabil Circuit, Inc.	$284,019	$241,313	$371,482	$394,687	$381,063

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$1.51	$(0.01)	$1.58	$1.61	$1.37

Discontinued operations, net of tax	$(0.04)	$1.20	$0.25	$0.30	$0.40

Net income	$1.47	$1.19	$1.83	$1.91	$1.78

Diluted:
Income (loss) from continuing operations, net of tax	$1.49	$(0.01)	$1.54	$1.57	$1.34

Discontinued operations, net of tax	$(0.04)	$1.20	$0.24	$0.30	$0.39

Net income	$1.45	$1.19	$1.79	$1.87	$1.73

Weighted average shares outstanding:
Basic	193,689	202,497	203,096	206,160	214,502

Diluted	196,005	202,497	207,815	211,181	220,719

	August 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$191,168	$1,037,920	$955,811	$1,780,332	$1,225,899

Total assets	$9,603,207	$8,479,746	$9,153,781	$7,803,141	$7,057,940

Current installments of notes payable, long-term debt and capital lease obligations	$323,833	$12,960	$215,448	$17,944	$74,160

Notes payable, long-term debt and capital lease obligations, less current installments	$1,346,558	$1,669,585	$1,690,418	$1,658,247	$1,112,593

Total Jabil Circuit, Inc. stockholders’ equity	$2,314,856	$2,241,828	$2,335,287	$2,105,057	$1,867,120

Cash dividends declared, per share	$0.32	$0.32	$0.32	$0.32	$0.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive, consumer lifestyles and wearable technologies, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale, printing and storage industries.

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

We continue to try to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can try to respond appropriately as circumstances continue to change.

At August 31, 2015, our reportable operating segments consisted of two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, digital home, industrial and energy, networking and telecommunications, point of sale, printing and storage industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

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

An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in operations outside the U.S. are denominated in local currencies. We largely economically hedge certain of these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign currency exchange contracts. Changes in the fair market value of such hedging instruments are reflected within the Consolidated Statement of Operations and the Consolidated Statement of Comprehensive Income. See “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations.”

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. A significant reduction in sales to any of our customers, a customer exerting significant pricing and margin pressures on us or the termination or substantial winding down of our business relationship with one of our customers has previously had, and could in the future have, a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly reduce or delay the volume of design, production or product management services ordered from us, or move a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We could in the future terminate, or substantially wind down, significant customer relationships. Any such termination or substantial winding down of a customer or manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue,” “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity,” “Risk Factors – Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy” and Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenues for fiscal year 2015 increased approximately 13.6% to $17.9 billion compared to $15.8 billion for fiscal year 2014 primarily due to increased revenues from customers within our mobility business due to strengthened end user product demand as well as increased revenues from customers within our telecommunications and automotive businesses.

The following table sets forth, for the fiscal years ended August 31, 2015, 2014 and 2013, certain key operating results and other financial information (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net revenue	$17,899,196	$15,762,146	$17,249,493
Gross profit	$1,503,218	$1,025,603	$1,212,190
Operating income	$555,411	$204,074	$452,419
Net income attributable to Jabil Circuit, Inc.	$284,019	$241,313	$371,482
Net earnings per share - basic	$1.47	$1.19	$1.83
Net earnings per share - diluted	$1.45	$1.19	$1.79

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2015	2015	2015	2014
Sales cycle	4 days	1 day	4 days	4 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	8 turns
Days in accounts receivable	28 days	25 days	27 days	31 days
Days in inventory	52 days	51 days	48 days	45 days
Days in accounts payable	76 days	75 days	71 days	72 days

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2014	2014	2014	2013
Sales cycle	2 days	3 days	7 days	3 days
Inventory turns (annualized)	8 turns	8 turns	7 turns	8 turns
Days in accounts receivable	27 days	24 days	24 days	27 days
Days in inventory	48 days	47 days	49 days	45 days
Days in accounts payable	73 days	68 days	66 days	69 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended August 31, 2015, May 31, 2015, February 28, 2015 and November 30, 2014, the days in accounts receivable increased 3 days to 28 days, decreased 2 days to 25 days, decreased 4 days to 27 days and increased 4 days to 31 days, respectively, from the prior sequential quarter primarily due to the timing of sales and collections activity.

During the three months ended August 31, 2015, days in inventory increased 1 day to 52 days as compared to the prior sequential quarter largely due to increased demand and to support expected revenue levels in the first quarter of fiscal year 2016. During the three months ended May 31, 2015, days in inventory increased 3 days to 51 days as compared to the prior sequential quarter largely to support expected revenue levels in the fourth quarter of fiscal year 2015. During the three months ended February 28, 2015, days in inventory increased 3 days to 48 days as compared to the prior sequential quarter largely to support expected EMS sales levels in the third quarter of fiscal year 2015. During the three months ended November 30, 2014, days in inventory decreased 3 days to 45 days as compared to the prior sequential quarter primarily due to increased sales activity as well as a focus on inventory management. During the three months ended August 31, 2015, May 31, 2015 and February 28, 2015, inventory turns, on an annualized basis, remained relatively consistent at 7 turns as compared to the prior sequential quarter, respectively. During the three months ended November 30, 2014, inventory turns, on an annualized basis, remained consistent at 8 turns as compared to the prior sequential quarter.

During the three months ended August 31, 2015, May 31, 2015, February 28, 2015 and November 30, 2014, days in accounts payable increased 1 day to 76 days, increased 4 days to 75 days, decreased 1 day to 71 days and decreased 1 day to 72 days, respectively, from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters.

The sales cycle was 4 days during the three months ended August 31, 2015, 1 day during the three months ended May 31, 2015, 4 days during the three months ended February 28, 2015 and 4 days during the three months ended November 30, 2014. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2015 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

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

The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report on May 27, 2015 proposing adjustments primarily related to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2009 through 2011 would be approximately $34.6 million after utilization of tax loss carry forwards available through fiscal year 2011. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest, and penalties is not practicable.

We disagree with the proposed adjustments and intend to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for these matters, management currently believes that the resolution will not have a material adverse effect on our financial position, results of operations or cash flows. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material adverse effect on our results of operations and financial condition. For further discussion related to our income taxes, refer to Note 5 — “Income Taxes” to the Consolidated Financial Statements and “Risk Factors — We are subject to the risk of increased taxes.”

Recent Accounting Pronouncements

See Note 17 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the fiscal year ended August 31, 2015, 2014 and 2013, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	91.6	93.5	93.0

Gross profit	8.4	6.5	7.0
Operating expenses:
Selling, general and administrative	4.8	4.3	3.6
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.1	0.2	0.1
Restructuring and related charges	0.2	0.5	0.4
Loss on disposal of subsidiaries	—	0.1	—
Impairment of notes receivable and related charges	—	—	0.1

Operating income	3.1	1.2	2.6
Other expense	0.0	0.0	0.1
Interest income	(0.1)	(0.0)	(0.0)
Interest expense	0.7	0.8	0.8

Income from continuing operations before tax	2.5	0.4	1.7
Income tax expense	0.8	0.5	0.0

Income (loss) from continuing operations, net of tax	1.7	(0.1)	1.7

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(0.0)	0.1	0.3
(Loss) gain on sale of discontinued operations, net of tax	(0.0)	1.4	—

Discontinued operations, net of tax	(0.0)	1.5	0.3

Net income	1.7	1.4	2.0
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	0.0	(0.0)

Net income attributable to Jabil Circuit, Inc.	1.7%	1.4%	2.0%

The Fiscal Year Ended August 31, 2015 Compared to the Fiscal Year Ended August 31, 2014

Net Revenue. Net revenue increased 13.6% to $17.9 billion during the fiscal year ended August 31, 2015, compared to $15.8 billion during the fiscal year ended August 31, 2014. Specifically, the DMS segment revenues increased 39% primarily as a result of increased revenues from customers within our mobility business due to strengthened end user product demand. EMS segment revenues increased 1%, which was primarily attributable to increased revenues from customers within our telecommunications and automotive businesses, which was partially offset by reductions in the sale of mobility handsets as a result of our disengagement from BlackBerry Limited.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships. As of September 1, 2014, we are reporting our business in the following two segments – EMS and DMS. Prior to the first quarter of fiscal year 2015, we were reporting our business in three segments. In conjunction with this reorganization, there have been certain reclassifications made within the reported segments.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2015	2014	2013
EMS	60%	67%	70%
DMS	40%	33%	30%

Total	100%	100%	100%

Foreign source revenue represented 88.0% of our net revenue for the fiscal year ended August 31, 2015 and 84.5% of net revenue for the fiscal year ended August 31, 2014. We currently expect our foreign source revenue to increase as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $1.5 billion (8.4% of net revenue) during the fiscal year ended August 31, 2015, compared to $1.0 billion (6.5% of net revenue) during the fiscal year ended August 31, 2014. The increase in gross profit on an absolute basis and as a percentage of net revenue is primarily due to increased revenue from certain of our existing customers within the DMS segment, as well as an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $862.6 million (4.8% of net revenue) during the fiscal year ended August 31, 2015, compared to $675.7 million (4.3% of net revenue) during the fiscal year ended August 31, 2014. The increase on an absolute basis and as a percentage of net revenue during the fiscal year ended August 31, 2015 as compared to the fiscal year ended August 31, 2014 was the result of an increase in salary and salary related expenses and other costs due to increased headcount to support the continued growth of our business, as well as a $45.8 million reversal to stock-based compensation expense during the fiscal year ended August 31, 2014 due to decreased expectations for the vesting of certain restricted stock awards.

Research and Development. Research and development expenses remained relatively consistent at $27.6 million (0.2% of net revenue) during the fiscal year ended August 31, 2015, compared to $28.6 million (0.2% of net revenue) during the fiscal year ended August 31, 2014.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent at $24.4 million of during the fiscal year ended August 31, 2015 as compared to $23.9 million during the fiscal year ended August 31, 2014.

Restructuring and Related Charges.

a.	2014 Restructuring Plan

We recorded $49.9 million of restructuring and related charges during the fiscal year ended August 31, 2014. We have completed our restructuring activities under this plan and do not expect to incur any additional costs under the 2014 Restructuring Plan.

b.	2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $34.6 million of restructuring and related charges to the Consolidated Statements of Operations during the fiscal year ended August 31, 2015 compared to $35.4 million during the fiscal year ended August 31, 2014. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the fiscal years ended August 31, 2015 and 2014 include cash costs of $24.3 million and $25.0 million related to employee severance and benefit costs, respectively, $2.8 million and $0.5 million related to lease costs, respectively, and $1.9 million and $1.3 million of other related costs, respectively, as well as non-cash costs of $5.6 million and $8.6 million related to asset write-off costs, respectively.

During the fiscal year ended August 31, 2015, $39.3 million was paid related to the 2013 Restructuring Plan. At August 31, 2015, accrued liabilities of approximately $30.3 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014, 2015, and 2016 under the 2013 Restructuring Plan. The restructuring and related charges are expected to include $149.4 million of employee severance and benefit costs; $21.6 million of asset write-off costs; $3.5 million of contract termination costs and $4.5 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $150.5 million of restructuring and related costs have been recognized as of August 31, 2015. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of our fiscal years 2013, 2014, 2015, 2016 and 2017. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

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

Other Expense. Other expense decreased to $5.6 million for the fiscal year ended August 31, 2015 compared to $7.6 million for the fiscal year ended August 31, 2014. The decrease was primarily due to a step acquisition gain of $6.2 million on a previously held equity interest investment offset by a loss associated with a cost method investment.

Interest Income. We recorded interest income of $10.0 million during the fiscal year ended August 31, 2015, compared to $3.7 million during the fiscal year ended August 31, 2014. The increase was primarily due to dividends (which are treated as interest income) on the Senior Non-Convertible Cumulative Preferred Stock received in connection with the sale of the AMS business on April 1, 2014.

Interest Expense. Interest expense remained consistent at $128.1 million for each of fiscal years 2015 and 2014.

Income Tax Expense. Income tax expense reflects an effective tax rate of 31.8% for the fiscal year ended August 31, 2015, compared to an effective tax rate of 102.2% for the fiscal year ended August 31, 2014.

The effective tax rate for the fiscal year ended August 31, 2015 decreased from the effective tax rate for the fiscal year ended August 31, 2014 primarily due to the increase in income from continuing operations in low tax-rate jurisdictions during fiscal year 2015. This effective tax rate decrease was partially offset by the tax benefit from revaluing deferred tax assets related to the enactment of the Mexico 2014 tax reform during fiscal year 2014, the reversal of stock-based compensation expense with minimal related tax expense during fiscal year 2014, and a partial valuation allowance release related to the U.S. deferred tax assets during fiscal year 2014.

Fiscal Year Ended August 31, 2014 Compared to Fiscal Year Ended August 31, 2013

Net Revenue. Our net revenue decreased 8.6% to $15.8 billion for fiscal year 2014, compared to $17.2 billion for fiscal year 2013. Specific decreases include a 12% decrease in the sale of EMS products due principally to reductions in the sale of mobility handsets as a result of our disengagement with BlackBerry Limited and the continued decline in enterprise and infrastructure spending and a 2% decrease in the sale of DMS products as a result of reduced production levels due to weakened end user product demand within our mobility business, which was partially offset by increased revenue from new customers as a result of the Nypro acquisition.

Foreign source revenue represented 84.5% of our net revenue for fiscal year 2014 and 86.8% of net revenue for fiscal year 2013.

For further discussion of our net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2015 Compared to Fiscal Year Ended August 31, 2014 — Net Revenue.”

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

Restructuring and Related Charges.

a. 2014 Restructuring Plan

During fiscal year 2014, we recorded $49.9 million of restructuring and related charges related to the 2014 Restructuring Plan.

For further discussion of restructuring and related charges related to the 2014 Restructuring Plan, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2015 Compared to Fiscal Year Ended August 31, 2014 — Restructuring and Related Charges.”

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

For further discussion of restructuring and related charges related to the 2013 Restructuring Plan, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2015 Compared to Fiscal Year Ended August 31, 2014 — Restructuring and Related Charges.”

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

Interest Expense. We recorded $128.1 million of interest expense in fiscal year 2014 as compared to $121.0 million in fiscal year 2013. The increase was primarily due to incremental interest associated with increased borrowings from our credit facility then in existence.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands):

	Fiscal Year Ended August 31,
	2015		2014		2013
Operating income (U.S. GAAP)	$555,411		$204,074		$452,419
Amortization of intangibles	24,449		23,857		10,954
Stock-based compensation expense and related charges	62,563		8,994		62,574
Restructuring and related charges	33,066		85,369		80,513
Distressed customer charges	—		15,113		—
Acquisition costs and certain purchase accounting adjustments	(5,480	)(a)	—		10,037
Loss on disposal of subsidiaries	—		7,962		—
Impairment of notes receivable and related charges	—		—		25,597

Core operating income (Non-U.S. GAAP)	$670,009		$345,369		$642,094

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$284,019		$241,313		$371,482
Amortization of intangibles, net of tax	23,925		20,728		(13,286)
Stock-based compensation expense and related charges, net of tax	62,914		7,903		62,737
Restructuring and related charges, net of tax	32,219		72,892		78,138
Distressed customer charges, net of tax	—		10,243		—
Acquisition costs and certain purchase accounting adjustments, net of tax	(5,480	)(a)	(9,064	)(b)	(70,358	)(b)
Loss on disposal of subsidiaries, net of tax	—		7,962		—
Impairment of notes receivable and related charges, net of tax	—		—		19,742
Loss (income) from discontinued operations, net of tax	7,698		(20,554)		(50,608)
Loss (gain) on sale of discontinued operations, net of tax	875		(223,299)		—

Core earnings (Non-U.S. GAAP)	$406,170		$108,124		$397,847

Earnings per share (U.S. GAAP):
Basic	$1.47		$1.19		$1.83

Diluted	$1.45		$1.19		$1.79

Core earnings per share (Non-U.S. GAAP):
Basic	$2.10		$0.53		$1.96

Diluted	$2.07		$0.53		$1.91

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP):
Basic	193,689		202,497		203,096

Diluted	196,005		202,497		207,815

Weighted average shares outstanding used in the calculations of earnings per share (Non-U.S. GAAP):
Basic	193,689		202,497		203,096

Diluted	196,005		204,269		207,815

(a)	This relates to the recognition of a final purchase price adjustment for an acquisition which was settled during fiscal year 2015.
(b)	This tax benefit relates to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income increased 94.0% to $670.0 million during the fiscal year ended August 31, 2015, compared to $345.4 million during the fiscal year ended August 31, 2014. Core earnings increased 275.7% to $406.2 million during the fiscal year ended August 31, 2015, compared to $108.1 million during the fiscal year ended August 31, 2014. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Fiscal Year Ended August 31, 2015 Compared to the Fiscal Year Ended August 31, 2014.”

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2015 and 2014 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals and adjustments related to discontinued operations) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2015				Fiscal Year 2014
	Aug. 31, 2015	May 31, 2015	Feb. 28, 2015	Nov. 30, 2014	Aug. 31, 2014	May 31, 2014	Feb. 28, 2014		Nov. 30, 2013
	(in thousands, except for per share data)
Net revenue	$4,680,813	$4,358,641	$4,309,323	$4,550,418	$4,056,245	$3,785,875	$3,577,315		$4,342,711
Cost of revenue	4,304,239	3,982,804	3,941,504	4,167,431	3,793,993	3,569,925	3,364,165		4,008,460

Gross profit	376,574	375,837	367,819	382,987	262,252	215,950	213,150		334,251
Operating expenses:
Selling, general and administrative	209,465	228,476	210,326	214,380	177,934	190,804	164,522		142,470
Research and development	8,142	6,997	6,501	6,005	7,224	5,729	6,604		9,054
Amortization of intangibles	7,352	5,724	5,783	5,590	5,677	5,679	6,180		6,321
Restructuring and related charges	1,232	(782)	20,358	12,257	19,717	12,446	32,203		21,003
Loss on disposal of subsidiaries	—	—	—	—	5,057	2,905	—		—

Operating income (loss)	150,383	135,422	124,851	144,755	46,643	(1,613)	3,641		155,403
Other expense	389	1,880	1,665	1,694	3,090	1,520	1,850		1,177
Interest income	(3,501)	(2,836)	(1,916)	(1,700)	(1,632)	(1,060)	(341)		(708)
Interest expense	32,207	31,997	32,048	31,839	30,785	32,107	31,858		33,305

Income (loss) from continuing operations before tax	121,288	104,381	93,054	112,922	14,400	(34,180)	(29,726)		121,629
Income tax expense	30,276	32,124	35,272	39,788	32,788	18,708	2,539		19,676

Income (loss) from continuing operations, net of tax	91,012	72,257	57,782	73,134	(18,388)	(52,888)	(32,265)		101,953

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(2,473)	(1,514)	(4,562)	853	(961)	2,699	2,704	(1)	16,112
Gain (loss) on sale of discontinued operations, net of tax	—	1,681	(947)	(1,611)	(6,243)	238,497	(8,955	)(1)	—

Discontinued operations, net of tax	(2,473)	167	(5,509)	(758)	(7,204)	241,196	(6,251)		16,112

Net income (loss)	88,539	72,424	52,273	72,376	(25,592)	188,308	(38,516)		118,065

Net income attributable to noncontrolling interests, net of tax	837	221	321	214	605	53	151		143

Net income (loss) attributable to Jabil Circuit, Inc.	$87,702	$72,203	$51,952	$72,162	$(26,197)	$188,255	$(38,667)		$117,922

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$0.47	$0.37	$0.30	$0.38	$(0.10)	$(0.26)	$(0.16)		$0.50

Discontinued operations, net of tax	$(0.01)	$0.00	$(0.03)	$0.00	$(0.04)	$1.19	$(0.03)		$0.08

Net income (loss)	$0.45	$0.37	$0.27	$0.37	$(0.13)	$0.93	$(0.19)		$0.58

Diluted:
Income (loss) from continuing operations, net of tax	$0.46	$0.37	$0.29	$0.37	$(0.10)	$(0.26)	$(0.16)		$0.49

Discontinued operations, net of tax	$(0.01)	$0.00	$(0.03)	$0.00	$(0.04)	$1.19	$(0.03)		$0.08

Net income	$0.45	$0.37	$0.27	$0.37	$(0.13)	$0.93	$(0.19)		$0.57

Weighted average shares outstanding:
Basic	193,904	193,785	193,561	193,502	198,053	202,008	205,251		204,762

Diluted	196,351	196,304	195,473	195,314	198,053	202,008	205,251		206,813

(1)	Reflects the reclassification of direct transaction costs from income (loss) from discontinued operations, net of tax, to gain on sale of discontinued operations, net of tax, during the third quarter of fiscal year 2014.

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2015				Fiscal Year 2014
	Aug. 31, 2015	May 31, 2015	Feb. 28, 2015	Nov. 30, 2014	Aug. 31, 2014	May 31, 2014	Feb. 28, 2014	Nov. 30, 2013
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.0	91.4	91.5	91.6	93.5	94.3	94.0	92.3

Gross profit	8.0	8.6	8.5	8.4	6.5	5.7	6.0	7.7
Operating expenses:
Selling, general and administrative	4.5	5.2	4.8	4.7	4.4	5.0	4.6	3.3
Research and development	0.2	0.2	0.2	0.1	0.2	0.2	0.2	0.2
Amortization of intangibles	0.2	0.1	0.1	0.1	0.1	0.2	0.2	0.1
Restructuring and related charges	0.0	—	0.5	0.3	0.5	0.3	0.9	0.5
Loss on disposal of subsidiaries	—	—	—	—	0.1	0.1	—	—
Impairment of notes receivable and related charges	—	—	—	—	—	—	—	—

Operating income (loss)	3.1	3.1	2.9	3.2	1.2	(0.1)	0.1	3.6
Other expense	0.0	—	0.0	0.0	0.0	0.0	0.0	0.0
Interest income	(0.1)	(0.1)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	0.7	0.8	0.7	0.7	0.8	0.8	0.9	0.8

Income (loss) from continuing operations before tax	2.5	2.4	2.2	2.5	0.4	(0.9)	(0.8)	2.8
Income tax expense	0.6	0.7	0.9	1.0	0.8	0.5	0.1	0.5

Income (loss) from continuing operations, net of tax	1.9	1.7	1.3	1.5	(0.4)	(1.4)	(0.9)	2.3

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(0.1)	—	(0.1)	0.0	(0.0)	0.1	0.1	0.4
Gain (loss) on sale of discontinued operations, net of tax	—	—	(0.0)	(0.0)	(0.2)	6.3	(0.3)	—

Discontinued operations, net of tax	(0.1)	—	(0.1)	(0.0)	(0.2)	6.4	(0.2)	0.4

Net income (loss)	1.8	1.7	1.2	1.5	(0.6)	5.0	(1.1)	2.7
Net income attributable to noncontrolling interests, net of tax	0.0	—	0.0	0.0	0.0	0.0	—	0.0

Net income (loss) attributable to Jabil Circuit, Inc.	1.8%	1.7%	1.2%	1.5%	(0.6)%	5.0%	(1.1)%	2.7%

Acquisitions and Expansion

As discussed in Note 16 – “Business Acquisitions” to the Consolidated Financial Statements, we completed six acquisitions during the fiscal year ended August 31, 2015. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the DMS segment during the holiday selling season.

Liquidity and Capital Resources

At August 31, 2015, we had cash and cash equivalent balances totaling $914.0 million, total notes payable, long-term debt and capital lease obligations of $1.7 billion, $1.8 billion in available liquidity under our revolving credit facilities, $500.0 million in available liquidity under our Term Loan facility and up to $235.2 million in available liquidity under our trade accounts receivable securitization and uncommitted sale programs. We can offer no assurance under the uncommitted sales programs that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

Cash Flows

The following table sets forth, for the fiscal years ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net cash provided by operating activities	$1,240,282	$498,857	$1,213,889
Net cash (used in) provided by investing activities	(1,121,447)	60,667	(1,374,462)
Net cash used in financing activities	(162,549)	(576,819)	(22,993)
Effect of exchange rate changes on cash and cash equivalents	(42,572)	6,171	(22,317)

Net decrease in cash and cash equivalents	$(86,286)	$(11,124)	$(205,883)

Net cash provided by operating activities during the fiscal year ended August 31, 2015 was approximately $1.2 billion. This resulted primarily from net income of $285.6 million, a $984.7 million increase in accounts payable, accrued expenses and other liabilities, $529.2 million in non-cash depreciation and amortization expense, a $113.0 million decrease in prepaid expenses and other current assets and $62.6 million of recognized stock-based compensation expense and related charges; which were partially offset by a $483.1 million increase in inventories and a $292.7 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as advanced deposits made from customers. The decrease in prepaid expenses and other current assets was primarily due to decreases in advance deposits and decreases in the deferred purchase price receivable under our asset-backed securitization programs due to an increase in funding provided by the unaffiliated conduits and financial institutions. The increase in inventories was primarily due to increased demand and to support expected revenue levels in the first quarter of fiscal year 2016. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels.

Net cash used in investing activities during the fiscal year ended August 31, 2015 was $1.1 billion. This consisted primarily of capital expenditures of $963.1 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades. In addition, $177.6 million of cash was paid for business acquisitions, net of cash received.

Net cash used in financing activities during the fiscal year ended August 31, 2015 was $162.5 million. This resulted from our receipt of approximately $6.0 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $5.7 billion of borrowings under the Revolving Credit Facility. This was offset by repayments in an aggregate amount of approximately $6.0 billion, which primarily included an aggregate of $5.7 billion of repayments under the Revolving Credit Facility. In addition, during the fiscal year ended August 31, 2015 we paid $85.6 million, including commissions, to repurchase 4,392,664 of our common shares, we paid $63.1 million in dividends to stockholders and we paid $7.6 million (the equivalent of 402,143 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $7.6 million of employee-owned common stock related to this vesting).

Sources

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our Revolving Credit Facility and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time over the three years following the registration, to augment our liquidity and capital resources. The current shelf registration statement will expire in the first quarter of fiscal year 2018 at which time we currently anticipate filing a new shelf registration statement. Any future sale or issuance of equity or convertible debt securities could result in dilution to current or future shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations, increase debt service obligations, limit our flexibility as a result of debt service requirements and restrictive covenants, potentially negatively affect our credit ratings, and limit our ability to access additional capital or execute our business strategy. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common shares.

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 3 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details on the programs.

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

In connection with our asset-backed securitization programs, at August 31, 2015, we sold $801.7 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $372.4 million and a deferred purchase price receivable. At August 31, 2015, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $429.3 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets.

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $450.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $450.0 million trade accounts receivable sale program is an uncommitted facility that was amended during the first quarter of fiscal year 2015 to increase the uncommitted capacity from $350.0 million to $450.0 million and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale program will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2016 (as the agreement was extended on August 31, 2015). The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the fiscal year ended August 31, 2015, we sold $2.1 billion of trade accounts receivable under these programs and we received cash proceeds of $2.1 billion.

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2015 and August 31, 2014 are summarized below (in thousands):

	August 31,	August 31,
	2015	2014
7.750% Senior Notes due 2016(a)	$310,378	$308,659
8.250% Senior Notes due 2018(b)	399,047	398,665
5.625% Senior Notes due 2020(c)	400,000	400,000
4.700% Senior Notes due 2022(d)	500,000	500,000
Borrowings under credit facilities(e)	323	1,685
Borrowings under loans(f)	30,410	38,207
Capital lease obligations(g)	28,156	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes(h)	2,077	4,450

Total notes payable, long-term debt and capital lease obligations	1,670,391	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	323,833	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,346,558	$1,669,585

(a)	During the fourth quarter of fiscal year 2009, we issued $312.0 million of seven-year, publicly-registered 7.750% notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(b)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% notes were exchanged for registered 8.250% notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(c)	During the first quarter of fiscal year 2011, we issued $400.0 million of ten-year publicly registered 5.625% notes (the “5.625% Senior Notes”) at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) and partially repay amounts outstanding under our foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(d)	During the fourth quarter of fiscal year 2012, we issued $500.0 million of ten-year publicly registered 4.700% notes (the “4.700% Senior Notes”) at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under our Credit Facility and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(e)	As of August 31, 2015, nine of our foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Five of the credit facilities are denominated in U.S. dollars, one is denominated in Brazilian reais, one is denominated in Euros, one is denominated in Russian rubles and one is denominated in Taiwan new dollar. The credit facilities incur interest at fixed and variable rates ranging from 0.8% to 28.0%.

On July 6, 2015, we entered into an amended and restated senior unsecured five year credit agreement. The credit agreement provides for the Revolving Credit Facility in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and a $500.0 million five year delayed draw Term Loan Facility. The Term Loan Facility may be drawn in whole or in part (but on no more than two occasions) until September 30, 2015. Both the Revolving Credit Facility and the Term Loan Facility expire on July 6, 2020, but in the case of the Revolving Credit Facility, subject to two whole or partial one-year extensions, at the lender’s discretion. Interest and fees on Revolving Credit Facility and Term Loan Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.650% above the base rate or 1.000% to 1.650% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 1.000% above the base rate or 1.125% to 2.000% above the Eurocurrency rate, in each case where the base rate represents the greatest of Citibank, N.A.’s base rate, 0.50% above the federal funds rate, and 1.0% above one-month LIBOR, but not less than zero, and the Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero, each as more fully described in the Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit and a ticking fee based on the undrawn term loan commitments until the earlier of September 30, 2015 and the date of the second term loan draw. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum Debt to EBITDA Ratio (as defined in the Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the Credit Facility agreement) and loss on sale of accounts receivable. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; limitation upon use of proceeds; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2015, we borrowed $5.7 billion against the Revolving Credit Facility under multiple draws and repaid $5.7 billion under multiple payments. On September 22, 2015, we borrowed $500.0 million against the Term Loan Facility.

During the second quarter of fiscal year 2014, a foreign subsidiary of the Company entered into an uncommitted credit facility to finance its growth and any corresponding working capital needs. The credit facility provides for a revolving credit facility in the amount of up to $100.0 million with interest charged at a rate of LIBOR plus 1.7%.

(f)	During the third quarter of fiscal year 2012, we entered into a master lease agreement with a variable interest entity (the “VIE”) whereby we sell to and subsequently lease back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, we hold a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by us. We are the primary beneficiary of the VIE as we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, we consolidate the financial statements of the VIE and eliminate all intercompany transactions. At August 31,2015, the VIE had approximately $28.5 million of total assets, of which approximately $28.0 million was comprised of a note receivable due from us, and approximately $27.8 million of total liabilities, of which approximately $27.8 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $27.8 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to our general credit only in the event that we default on our obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2015, we have borrowings outstanding to fund working capital needs. These additional loans total approximately $2.6 million, of which $1.8 million are denominated in Euros, $0.5 million are denominated in Russian rubles and $0.3 million are denominated in U.S. dollars.

(g)	During the fourth quarter of fiscal year 2013, we acquired various capital lease obligations in connection with the acquisition of Nypro.

(h)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of our fair value hedges, see Note 13 – “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements

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

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. At August 31, 2015 and 2014, we were in compliance with all covenants under the Credit Facility and our securitization programs.

Uses

At August 31, 2015, we had approximately $914.0 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $773.4 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

As of August 31, 2015, however, we intend to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $178.4 million to our U.S. operations. Therefore, we continue to record a deferred tax liability of approximately $80.1 million based on the anticipated U.S. income taxes of the repatriation. We repatriated $100.0 million of current year foreign earnings to our U.S. operations during fiscal year 2015, which had no income statement impact due to the U.S. current year operating loss and the U.S. valuation allowance. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We have increased our capital expenditures in an effort to accelerate growth and currently anticipate that during the next 12 months, our capital expenditures, which do not include any amounts spent on acquisitions, will be in the range of $800.0 million to $1.0 billion, principally for capacity and infrastructure; investments in our DMS operations, specifically our mobility, healthcare, packaging and consumer lifestyles businesses; and to support ongoing business in the EMS segment. Additionally, our capital expenditures will be used to expand our capabilities and invest in new non-traditional end markets. The amounts used to fund such capital expenditures will not be available to be deployed elsewhere by us. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our 7.750% Senior Notes of $312.0 million will mature within the next twelve months. We believe that our cash on hand and available borrowing under our credit facilities will be adequate to fund the payment of the 7.750% Senior Notes. However, we may seek to access public or private debt markets to fund the payment of the 7.750% Senior Notes.

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

In the fourth quarter of fiscal year 2015, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. During the fourth quarter of fiscal year 2015, 2.4 million shares were repurchased in the open market, utilizing approximately $45.5 million of the $100.0 million authorized by our Board of Directors. In addition, following the end of fiscal year 2015, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

On October 16, 2014, January 21, 2015, April 15, 2015 and July 16, 2015, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 14, 2014, February 13, 2015, May 15, 2015 and August 14, 2015, respectively. Of the total cash dividend declared on October 16, 2014 of $16.0 million, $15.5 million was paid on December 1, 2014. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 21, 2015 of $16.0 million, $15.5 million was paid on March 2, 2015. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on April 15, 2015 of $16.0 million, $15.5 million was paid on June 1, 2015. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on July 16, 2015 of $16.0 million, $15.5 million was paid on September 1, 2015. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $175.0 million foreign asset-backed securitization program is scheduled to expire on May 1, 2018. We may be unable to renew either of these programs. The $450.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2015 and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2016 (as the agreement was extended on August 31, 2015). The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of August 31, 2015 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,668,314	$321,756	$420,378	$2,835	$923,345
Future interest on notes payable, long-term debt and capital lease obligations (b)	412,254	103,040	147,122	95,454	66,638
Operating lease obligations	473,186	99,226	142,206	96,177	135,577
Non-cancelable purchase order obligations (c)	189,428	181,866	7,504	58	—
Pension and postretirement contributions and payments (d)	10,760	3,977	1,125	1,363	4,295

Total contractual cash obligations (e)	$2,753,942	$709,865	$718,335	$195,887	$1,129,855

(a)	The above table excludes a $2.1 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	At August 31, 2015, our notes payable, long-term debt and capital lease obligations pay interest at predominantly fixed rates.
(c)	Consists of purchase commitments entered into as of August 31, 2015 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans during fiscal year 2016 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2016 through 2025. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(e)	At August 31, 2015, we have $2.2 million and $96.4 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values. At August 31, 2015, except for certain foreign currency contracts with a notional amount outstanding of $615.1 million and a fair value of $0.3 million recorded in prepaid expenses and other current assets and $16.5 million recorded in other accrued expenses and deferred income, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at August 31, 2015 that are not designated as accounting hedges was $1.8 billion. The fair values of these contracts amounted to a $5.5 million asset recorded in prepaid expenses and other current assets and a $29.5 million liability recorded to other accrued expenses and deferred income on our Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at August 31, 2015. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of August 31, 2015, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2015, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At August 31, 2015, the hedge accounting adjustment recorded is $2.1 million in the Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $0.1 million in borrowings outstanding under these facilities at August 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 8 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2015. Management’s report on internal control over financial reporting as of August 31, 2015 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered certified public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2015, which is incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2015, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On July 1, 2015, we acquired J.Y.E. Castella Llorca, S.L. and each of its subsidiaries (collectively referred to as

“Plasticos”) and throughout fiscal year 2015 we completed five other immaterial acquisitions. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of August 31, 2015 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Plasticos and the five other acquired entities represent 3.9% of our total consolidated assets at August 31, 2015. Net revenue generated by Plasticos and the five other acquired entities subsequent to the date of acquisition represent 0.6% of our consolidated net revenue for the fiscal year ended August 31, 2015. We continue to evaluate internal controls over financial reporting for each acquired entity. From the acquisition date to August 31, 2015, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.

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

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1 - Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2015.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2015.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation Discussion & Analysis” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2015.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2015.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding - Options, Warrants and Rights (3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (4)
Plans approved by security holders:
2002 Stock Incentive Plan	3,394,878	(1)	$27.49	NA
2011 Stock Award and Incentive Plan	340,000		$18.49	8,376,072
2011 Employee Stock Purchase Plan	NA		NA	2,259,724
Restricted Stock Awards	11,931,585	(2)	NA	NA

Subtotal	15,666,463			10,635,796
Plans not approved by security holders:	—		—	—

Subtotal	—			—

Total	15,666,463			10,635,796

(1)	Amount reflects the number of shares of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Amount reflects the number of shares issuable upon vesting of restricted stock awards granted under the 2011 Stock Award and Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(3)	The weighted-average exercise price does not take into account the shares issuable upon vesting of restricted stock awards and restricted stock unit awards, which are not options, warrants or rights and have no exercise price.
(4)	All of the shares available for future issuance under the 2011 Stock Award and Incentive Plan may be issued in connection with options, warrants, rights, restricted stock or other stock-based awards.

See Note 11 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Related Party Transactions – Certain Related Party Transactions” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2015.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Certified Public Accounting Firm – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit, Audit Related and Permissible Non-Audit Services” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2015.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On July 1, 2015, the Company acquired J.Y.E. Castella Llorca, S.L. and each of its subsidiaries (collectively referred to as “Plasticos”) and throughout fiscal year 2015 the Company completed five other immaterial acquisitions. In accordance with the SEC guidance, the scope of the Company’s evaluation of internal controls over financial reporting as of August 31, 2015 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Plasticos and the five other acquired entities represent 3.9% of the Company’s total consolidated assets at August 31, 2015. Net revenue generated by Plasticos and the five other acquired entities subsequent to the date of acquisition represent 0.6% of the Company’s consolidated net revenue for the fiscal year ended August 31, 2015. The Company continues to evaluate internal controls over financial reporting for each acquired entity. From the acquisition date to August 31, 2015, the processes and systems of the acquired operations did not significantly impact the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2015, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered certified public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 16, 2015

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Jabil Circuit, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of J.Y.E. Castella Llorca, S.L. and each of its subsidiaries (collectively referred to as “Plasticos”) and five other acquired entities, which are included in the fiscal 2015 consolidated financial statements of Jabil Circuit, Inc. and subsidiaries and collectively constituted 3.9% of total assets as of August 31, 2015 and 0.6% of net revenues for the year then ended. Our audit of internal control over financial reporting of Jabil Circuit, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Plasticos and the five other acquired entities.

In our opinion, Jabil Circuit, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2015 of Jabil Circuit, Inc. and subsidiaries and our report dated October 16, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

October 16, 2015

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jabil Circuit, Inc. and subsidiaries at August 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 16, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

October 16, 2015

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$913,963	$1,000,249
Accounts receivable, net of allowance for doubtful accounts	1,467,247	1,208,516
Inventories	2,507,264	2,008,077
Prepaid expenses and other current assets	898,790	1,057,562
Deferred income taxes	79,045	64,944
Assets of discontinued operations	—	19,669

Total current assets	5,866,309	5,359,017
Property, plant and equipment, net of accumulated depreciation	2,804,333	2,271,705
Goodwill	462,382	383,644
Intangible assets, net of accumulated amortization	283,536	244,056
Deferred income taxes	85,169	92,702
Other assets	101,478	128,622

Total assets	$9,603,207	$8,479,746

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$323,833	$12,960
Accounts payable	3,663,264	3,060,814
Accrued compensation and employee benefits	504,226	421,884
Other accrued expenses and deferred income	1,181,363	813,222
Deferred income taxes	2,455	5,094
Liabilities of discontinued operations	—	7,123

Total current liabilities	5,675,141	4,321,097
Notes payable, long-term debt and capital lease obligations, less current installments	1,346,558	1,669,585
Other liabilities	67,951	79,471
Income tax liabilities	96,379	87,555
Deferred income taxes	82,167	61,670

Total liabilities	7,268,196	6,219,378

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 246,680,008 and 243,930,983 shares issued and 192,068,068 and 194,113,850 shares outstanding at August 31, 2015 and August 31, 2014, respectively	247	244
Additional paid-in capital	1,955,104	1,874,219
Retained earnings	1,468,910	1,245,772
Accumulated other comprehensive (loss) income	(50,854)	86,962
Treasury stock at cost, 54,611,940 and 49,817,133 shares at August 31, 2015 and August 31, 2014, respectively	(1,058,551)	(965,369)

Total Jabil Circuit, Inc. stockholders’ equity	2,314,856	2,241,828
Noncontrolling interests	20,155	18,540

Total equity	2,335,011	2,260,368

Total liabilities and equity	$9,603,207	$8,479,746

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2015	2014	2013
Net revenue	$17,899,196	$15,762,146	$17,249,493
Cost of revenue	16,395,978	14,736,543	16,037,303

Gross profit	1,503,218	1,025,603	1,212,190
Operating expenses:
Selling, general and administrative	862,647	675,730	614,295
Research and development	27,645	28,611	28,412
Amortization of intangibles	24,449	23,857	10,954
Restructuring and related charges	33,066	85,369	80,513
Loss on disposal of subsidiaries	—	7,962	—
Impairment of notes receivable and related charges	—	—	25,597

Operating income	555,411	204,074	452,419
Other expense	5,627	7,637	6,095
Interest income	(9,953)	(3,741)	(1,813)
Interest expense	128,091	128,055	121,023

Income from continuing operations before tax	431,646	72,123	327,114
Income tax expense	137,461	73,711	7,631

Income (loss) from continuing operations, net of tax	294,185	(1,588)	319,483

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(7,698)	20,554	50,608
(Loss) gain on sale of discontinued operations, net of tax	(875)	223,299	—

Discontinued operations, net of tax	(8,573)	243,853	50,608

Net income	285,612	242,265	370,091
Net income (loss) attributable to noncontrolling interests, net of tax	1,593	952	(1,391)

Net income attributable to Jabil Circuit, Inc.	$284,019	$241,313	$371,482

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$1.51	$(0.01)	$1.58

Discontinued operations, net of tax	$(0.04)	$1.20	$0.25

Net income	$1.47	$1.19	$1.83

Diluted:
Income (loss) from continuing operations, net of tax	$1.49	$(0.01)	$1.54

Discontinued operations, net of tax	$(0.04)	$1.20	$0.24

Net income	$1.45	$1.19	$1.79

Weighted average shares outstanding:
Basic	193,689	202,497	203,096

Diluted	196,005	202,497	207,815

Cash dividends declared per share	$0.32	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2015	2014	2013
Net income	$285,612	$242,265	$370,091
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(116,745)	(2,183)	(23,522)
Changes in fair value of derivative instruments, net of tax	(29,107)	2,469	(182)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	12,502	7,153	2,285
Unrealized loss on available for sale securities, net of tax	(14,404)	(1,513)	—
Actuarial gain (loss), net of tax	10,080	(446)	(4,475)
Prior service cost, net of tax	(142)	234	867

Total other comprehensive (loss) income	(137,816)	5,714	(25,027)

Comprehensive income	$147,796	$247,979	$345,064
Comprehensive income (loss) attributable to noncontrolling interests	1,593	952	(1,391)

Comprehensive income attributable to Jabil Circuit, Inc.	$146,203	$247,027	$346,455

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2012	206,028,577	$232	$1,752,847	$766,934	$106,275	$(521,231)	$2,278	$2,107,335
Shares issued upon exercise of stock options	256,419	5	3,361	—	—	—	—	3,366
Shares issued under employee stock purchase plan	902,691	1	14,918	—	—	—	—	14,919
Vesting of restricted stock awards	4,504,249	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,184,162)	—	—	—	—	(20,290)	—	(20,290)
Treasury shares purchased	(7,342,904)	—	—	—	—	(129,262)	—	(129,262)
Recognition of stock-based compensation	—	—	67,824	—	—	—	—	67,824
Excess tax benefit of stock awards	—	—	14,459	—	—	—	—	14,459
Declared dividends	—	—	—	(67,241)	—	—	—	(67,241)
Comprehensive income	—	—	—	371,482	(25,027)	—	(1,391)	345,064
Acquisition of noncontrolling interests	—	—	—	—	—	—	36,548	36,548
Purchase of noncontrolling interests	—	—	—	—	—	—	(17,500)	(17,500)
Capital contribution of noncontrolling interests	—	—	—	—	—	—	316	316
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	29	29

Balance at August 31, 2013	203,164,870	$238	$1,853,409	$1,071,175	$81,248	$(670,783)	$20,280	$2,355,567

Shares issued upon exercise of stock options	1,251	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,077,071	6	15,767	—	—	—	—	15,773
Vesting of restricted stock awards	5,120,099	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,569,059)	—	—	—	—	(34,312)	—	(34,312)
Treasury shares purchased	(13,680,382)	—	—	—	—	(260,274)	—	(260,274)
Recognition of stock-based compensation	—	—	8,186	—	—	—	—	8,186
Excess tax benefit of stock awards	—	—	(2,396)	—	—	—	—	(2,396)

Declared dividends	—	—	—	(66,716)	—	—	—	(66,716)
Comprehensive income	—	—	—	241,313	5,714	—	952	247,979
Adjustment of noncontrolling interests	—	—	—	—	—	—	5,174	5,174
Purchase of noncontrolling interests	—	—	(747)	—	—	—	(973)	(1,720)
Sale of noncontrolling interests	—	—	—	—	—	—	(6,898)	(6,898)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	5	5

Balance at August 31, 2014	194,113,850	$244	$1,874,219	$1,245,772	$86,962	$(965,369)	$18,540	$2,260,368

Shares issued upon exercise of stock options	36,165	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,005,916	2	18,058	—	—	—	—	18,060
Vesting of restricted stock awards	1,706,944	1	(1)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(402,143)	—	—	—	—	(7,606)	—	(7,606)
Treasury shares purchased	(4,392,664)	—	—	—	—	(85,576)	—	(85,576)
Recognition of stock-based compensation	—	—	62,826	—	—	—	—	62,826
Excess tax benefit of stock awards	—	—	2	—	—	—	—	2
Declared dividends	—	—	—	(60,881)	—	—	—	(60,881)
Comprehensive income	—	—	—	284,019	(137,816)	—	1,593	147,796
Acquisition of noncontrolling interests	—	—	—	—	—	—	329	329
Purchase of noncontrolling interests	—	—	—	—	—	—	(345)	(345)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	38	38

Balance at August 31, 2015	192,068,068	$247	$1,955,104	$1,468,910	$(50,854)	$(1,058,551)	$20,155	$2,335,011

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$285,612	$242,265	$370,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529,176	487,278	418,117
Gain on sale of discontinued operations	—	(230,878)	—
Restructuring and related charges	4,445	42,534	2,058
Provision for allowance for doubtful accounts	9,752	16,268	—
Recognition of stock-based compensation expense and related charges	62,560	10,624	68,383
Deferred income taxes	(10,912)	(38,971)	(123,165)
Impairment of notes receivable and related charges	—	—	25,597
Excess tax benefit related to stock awards	(246)	(782)	(14,605)
Loss on disposal of subsidiaries	—	7,962	—
Loss (gain) on sale of property, plant and equipment	12,316	(1,773)	1,679
Other, net	659	8,689	8,879
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(292,706)	(116,458)	750
Inventories	(483,071)	160,790	50,229
Prepaid expenses and other current assets	113,012	73,492	(75,962)
Other assets	25,034	6,552	(7,052)
Accounts payable, accrued expenses and other liabilities	984,651	(168,735)	488,890

Net cash provided by operating activities	1,240,282	498,857	1,213,889

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash	(177,632)	—	(650,054)
Proceeds from sale of discontinued operations and subsidiaries, net of cash	10,191	531,189	—
Acquisition of property, plant and equipment	(963,145)	(624,060)	(736,858)
Proceeds from sale of property, plant and equipment	15,784	161,138	15,792
Investments in non-marketable equity securities	(11,939)	(3,600)	(3,342)
Other, net	5,294	(4,000)	—

Net cash (used in) provided by investing activities	(1,121,447)	60,667	(1,374,462)

Cash flows from financing activities:
Borrowings under debt agreements	5,966,937	6,175,953	5,764,400
Payments toward debt agreements	(5,988,232)	(6,400,089)	(5,586,738)
Payments to acquire treasury stock	(85,576)	(260,274)	(129,262)
Dividends paid to stockholders	(63,138)	(68,211)	(67,181)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	18,062	15,771	18,285
Treasury stock minimum tax withholding related to vesting of restricted stock	(7,606)	(34,312)	(20,290)
Cash paid to purchase noncontrolling interest	(345)	(1,720)	(17,500)
Excess tax benefit related to stock awards	246	782	14,605
Other, net	(2,897)	(4,719)	688

Net cash used in financing activities	(162,549)	(576,819)	(22,993)

Effect of exchange rate changes on cash and cash equivalents	(42,572)	6,171	(22,317)

Net decrease in cash and cash equivalents	(86,286)	(11,124)	(205,883)
Cash and cash equivalents at beginning of period	1,000,249	1,011,373	1,217,256

Cash and cash equivalents at end of period	$913,963	$1,000,249	$1,011,373

Supplemental disclosure information:
Interest paid, net of capitalized interest	$118,891	$118,689	$102,614

Income taxes paid, net of refunds received	$143,580	$118,271	$128,780

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in the automotive, consumer lifestyles and wearable technologies, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale, printing and storage industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe and Asia.

Significant accounting policies followed by the Company are as follows:

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company, and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the information have been included. The Company has made certain reclassification adjustments to conform prior periods’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements to the current presentation, including adjustments related to the change in reportable segments. Refer to Note 12 – “Concentration of Risk and Segment Data” for further details.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds with original maturities of 90 days or less. At August 31, 2015 and 2014 there were $23.3 million and $9.6 million of cash equivalents, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of fair value given the short-term nature of these financial instruments.

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

e. Property, Plant and Equipment, net

Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Buildings	Up to 35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Machinery and equipment	2 to 10 years
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 to 7 years
Transportation equipment	3 years

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

f. Goodwill and Other Intangible Assets

The Company accounts for goodwill in a business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over the estimated useful life of the asset. The Company tests goodwill for impairment at least annually or more frequently under certain circumstances, using a two-step method. The Company conducts this review during the fourth quarter of each fiscal year absent any triggering events. Furthermore, identifiable intangible assets that are determined to have indefinite useful economic lives are not amortized, but are separately tested for impairment at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

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

i. Accounts Receivable

Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $11.7 million and $2.0 million were recorded at August 31, 2015 and 2014, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

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

k. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations, net of tax	$294,185	$(1,588)	$319,483
Net income (loss) attributable to noncontrolling interests, net of tax	1,593	952	(1,391)

Income (loss) from continuing operations attributable to Jabil Circuit, Inc., net of tax	$292,592	$(2,540)	$320,874
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	(8,573)	243,853	50,608

Net income attributable to Jabil Circuit, Inc.	$284,019	$241,313	$371,482

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	193,689	202,497	203,096

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	159	—	33
Dilutive unvested restricted stock awards	2,157	—	4,686

Denominator for diluted earnings per share	196,005	202,497	207,815

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$1.51	$(0.01)	$1.58

Discontinued operations, net of tax	$(0.04)	$1.20	$0.25

Net income	$1.47	$1.19	$1.83

Diluted:
Income (loss) from continuing operations, net of tax	$1.49	$(0.01)	$1.54

Discontinued operations, net of tax	$(0.04)	$1.20	$0.24

Net income	$1.45	$1.19	$1.79

For fiscal year 2015, options to purchase 217,563 shares of common stock and 3,584,831 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

Refer to Note 2 – “Discontinued Operations” for discussion of the Company’s Senior Non-Convertible Cumulative Preferred Stock. The Senior Non-Convertible Cumulative Preferred Stock is valued each reporting period using unobservable inputs (Level 3 inputs) based on an interest rate lattice model and is classified as an available for sale security with an unrealized gain (loss) recorded to accumulated other comprehensive income (loss) (“AOCI”). The unobservable inputs have an immaterial impact on the fair value calculation of the Senior Non-Convertible Cumulative Preferred Stock. At August 31, 2015, the fair value was $29.9 million, and is included within other assets on the Consolidated Balance Sheets.

n. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $62.6 million, $9.0 million and $62.6 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Consolidated Statements of Operations for fiscal years 2015, 2014 and 2013, respectively. During the fiscal years ended August 31, 2015 and 2014, the Company recorded a $5.2 million and a $45.8 million reversal, respectively, to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded an additional tax benefit (expense) related to the stock-based compensation expense of $(0.4) million, $1.1 million and $(0.2) million, which is included in income tax expense within the Consolidated Statements of Operations for fiscal years 2015, 2014, and 2013, respectively. Included in the compensation expense recognized by the Company is $4.7 million, $4.7 million and $4.0 million related to the Company’s employee stock purchase plan (“ESPP”) during fiscal years 2015, 2014 and 2013, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2015 and 2014, $0.4 million and $0.3 million of stock-based compensation costs were classified as inventories on the Consolidated Balance Sheets, respectively.

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for fiscal years 2015, 2014 and 2013 was $18.1 million, $15.8 million and $18.3 million, respectively. The proceeds for fiscal years 2015, 2014 and 2013 were offset by $7.6 million, $34.3 million and $20.3 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 402,143 shares, 1,569,059 shares and 1,184,162 shares of the Company’s common stock during the fiscal years ended August 31, 2015, 2014 and 2013, respectively. The shares have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 11 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.

o. Comprehensive Income

Comprehensive income is the changes in equity of an enterprise except those resulting from stockholder transactions.

The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized Loss on Available for Sale Securities	Total
Balance at August 31, 2014	$123,411	$4,572	$(40,704)	$1,196	$(1,513)	$86,962
Other comprehensive (loss) income before reclassifications	(116,745)	(29,107)	8,357	5	(14,404)	(151,894)
Amounts reclassified from AOCI	—	12,502	1,723	(147)	—	14,078

Other comprehensive (loss) income	(116,745)	(16,605)	10,080	(142)	(14,404)	(137,816)

Balance at August 31, 2015	$6,666	$(12,033)	$(30,624)	$1,054	$(15,917)	$(50,854)

The unrealized losses on derivative instruments recorded to AOCI during fiscal years 2015 and 2014 are net of tax benefits of $19.3 million and $13.6 million, respectively. The actuarial loss and prior service cost recorded to AOCI at August 31, 2015 are net of a tax benefit (expense) of $2.4 million and $(0.4) million, respectively. The actuarial loss and prior service cost recorded to AOCI at August 31, 2014 are net of a tax benefit (expense) of $8.1 million and $(0.4) million, respectively.

The portions of AOCI reclassified into earnings during the fiscal years ended August 31, 2015, 2014 and 2013 were not material, and were classified as components of net revenue, cost of revenue, selling, general and administrative expense, income from discontinued operation, net of tax, and interest expense.

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

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The purchase price was finalized during fiscal year 2015 and was reduced by $100.2 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. In connection with the AMS transaction, the Company entered into a transition services agreement effective April 1, 2014 to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor. This agreement is not material and the continuing cash flows are not significant. As of August 31, 2015, AMS continues to meet the criteria for discontinued operations reporting because the Company does not have any significant continuing involvement in the operations of AMS after the disposal transaction and the operations and cash flows of AMS have been eliminated from the ongoing operations of the Company as a result of the disposal transaction.

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

For all periods presented, the operating results associated with this business have been reclassified into (loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net revenue	$14,624	$586,652	$1,087,401

(Loss) income from discontinued operations, before tax	$(7,689)	26,694	58,950
Income tax expense	9	6,140	8,342

(Loss) income from discontinued operations, net of tax	$(7,698)	$20,554	$50,608

(Loss) gain on sale of discontinued operations, before tax	$(300)	$230,878	$—
Income tax expense	575	7,579	—

(Loss) gain on sale of discontinued operations, net of tax	$(875)	$223,299	$—

Discontinued operations, net of tax	$(8,573)	$243,853	$50,608

3. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2015, 2014 and 2013 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $7.6 billion, $8.0 billion and $9.0 billion of eligible trade accounts receivable during the fiscal years ended August 31, 2015, 2014 and 2013, respectively. In exchange, the Company received cash proceeds of $7.2 billion, $7.4 billion and $8.5 billion during the fiscal years ended August 31, 2015, 2014 and 2013, respectively (of which approximately $5.9 million, $4.0 million and $54.2 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At August 31, 2015, 2014 and 2013, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $429.3 million, $513.0 million and $541.2 million, respectively. The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the five year unsecured credit facility amended as of July 6, 2015 (the “Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $3.8 million, $3.6 million and $4.3 million during the fiscal years ended August 31, 2015, 2014 and 2013, respectively, which are recorded to other expense within the Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $450.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $450.0 million trade accounts receivable sale program is an uncommitted facility that was amended during the first quarter of fiscal year 2015 to increase the uncommitted capacity from $350.0 million to $450.0 million and is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $450.0 million trade accounts receivable sale program will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2016 (as the agreement was extended on August 31, 2015). The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on November 1, 2015, although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During fiscal years 2015, 2014 and 2013, the Company sold $2.1 billion, $1.9 billion and $2.4 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $2.1 billion, $1.9 billion and $2.4 billion, respectively. The resulting losses on the sales of trade accounts receivable during fiscal years 2015, 2014 and 2013 were not material and were recorded to other expense within the Consolidated Statements of Operations.

4. Inventories

Inventories consist of the following (in thousands):

	August 31, 2015	August 31, 2014
Raw materials	$1,300,559	$1,096,299
Work in process	714,237	537,033
Finished goods	492,468	374,745

Total inventories	$2,507,264	$2,008,077

5. Income Taxes

a. Provision for Income Taxes

Income (loss) from continuing operations before income tax expense and noncontrolling interests is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
U.S.	$(295,521)	$(129,764)	$(157,454)
Non-U.S.	727,167	201,887	484,568

	$431,646	$72,123	$327,114

The U.S. and non-U.S. components of income (loss) from continuing operations before income tax expense and noncontrolling interests include the elimination of intercompany foreign dividends paid to the U.S.

Income tax expense (benefit) is summarized below (in thousands):

Fiscal Year Ended August 31,	Current	Deferred	Total
2015: U.S. – Federal	$1,169	$(1,653)	$(484)
U.S. – State	164	(300)	(136)
Non-U.S.	147,199	(9,118)	138,081

	$148,532	$(11,071)	$137,461

2014: U.S. – Federal	$3,047	$(9,108)	$(6,061)
U.S. – State	319	(3,606)	(3,287)
Non-U.S.	107,819	(24,760)	83,059

	$111,185	$(37,474)	$73,711

2013: U.S. – Federal	$4,762	$(109,304)	$(104,542)
U.S. – State	226	3,044	3,270
Non-U.S.	129,908	(21,005)	108,903

	$134,896	$(127,265)	$7,631

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to the actual income tax expense are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Tax at U.S. federal statutory income tax rate (35%)	$151,076	$25,243	$114,490
State income taxes, net of federal tax benefit	(4,474)	(3,740)	(6,285)
Impact of foreign tax rates	(157,827)	(19,621)	(130,732)
Permanent impact of non-deductible cost	8,951	10,995	12,815
Income tax credits	(12,773)	(5,632)	(7,170)
Changes in tax rates on deferred tax assets and liabilities	(1,206)	(23,432)	7,416
Valuation allowance	72,604	47,697	(45,502)
Non-deductible equity compensation	11,600	31,236	21,477
Impact of intercompany charges and dividends	49,843	9,376	30,360
Other, net	19,667	1,589	10,762

Total income tax expense	$137,461	$73,711	$7,631

For the fiscal year ended August 31, 2015, the impact of intercompany charges and dividends increased due to the intercompany foreign dividend paid to the U.S. which was offset by a decrease in the U.S. valuation allowance. For the fiscal year ended August 31, 2014, the impact of foreign tax rates change was due to the decrease of income in low tax-rate jurisdictions. The changes in tax rates on deferred tax assets and liabilities decreased due to the enactment of the Mexico 2014 tax reform. For the fiscal year ended August 31, 2013, the valuation allowance decrease was from the partial release of the U.S. valuation allowance due to the Nypro acquisition.

The Company has been granted tax incentives for its Brazilian, Chinese, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The majority of the tax incentive benefits expire through 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income from continuing operations during the fiscal years ended August 31, 2015, 2014 and 2013, resulting in a tax benefit of approximately $74.7 million ($0.39 per basic share), $14.6 million ($0.07 per basic share) and $51.5 million ($0.25 per basic share), respectively. The benefits of these incentives are recorded as the impact of foreign tax rates and income tax credits.

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

b. Deferred Tax Assets and Liabilities

The current and noncurrent net deferred tax assets are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2015	2014
Current deferred tax assets	$79,045	$64,944
Current deferred tax liabilities	(2,455)	(5,094)
Noncurrent deferred tax assets	85,169	92,702
Noncurrent deferred tax liabilities	(82,167)	(61,670)

Total net deferred tax assets	$79,592	$90,882

The significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forward	$261,495	$236,169
Receivables	11,343	7,847
Inventories	7,876	10,139
Compensated absences	9,342	8,396
Accrued expenses	75,580	71,007
Property, plant and equipment, principally due to differences in depreciation and amortization	31,888	23,830
U.S. federal and state tax credits	63,927	63,655
Foreign jurisdiction tax credits	13,524	17,715
Equity compensation – U.S.	21,447	23,101
Equity compensation – Non-U.S.	4,507	4,307
Cash flow hedges	3,809	5,294
Other	25,403	11,432

Total deferred tax assets before valuation allowances	530,141	482,892
Less valuation allowances	(304,820)	(261,285)

Net deferred tax assets	$225,321	$221,607

Deferred tax liabilities:
Unremitted earnings of non-U.S. subsidiaries	85,765	81,514
Intangible assets	55,208	44,637
Other	4,756	4,574

Total deferred tax liabilities	$145,729	$130,725

Net deferred tax assets	$79,592	$90,882

As of August 31, 2015, the Company had federal, state (tax-effected) and foreign income tax net operating loss carry forwards (net of unrecognized tax benefits) of approximately $326.9 million, $40.4 million, and $565.4 million, respectively, which are available to reduce future taxes, if any. The net operating loss carry forwards in the Company’s major tax jurisdictions expire in fiscal years 2016 through 2035 or have an indefinite carry forward period. The Company has U.S. federal and state tax credit carry forwards of $59.7 million and $6.5 million, respectively, which are available to reduce future taxes, if any. Of the U.S. federal tax credits, $53.8 million expire through 2024, $2.3 million have an indefinite carry forward period and the years of expiration for the remaining $3.6 million cannot yet be determined. Most of the U.S. state tax credits expire through the year 2027. As of August 31, 2015, the foreign jurisdiction tax credits include foreign investment tax credits of $9.6 million that expire in 2017 and are based on the deferral method.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net increases (decreases) in the total valuation allowance for the fiscal years ended August 31, 2015 and 2014 were $43.5 million and $(19.5) million, respectively. The fiscal year ended August 31, 2015 increase is primarily related to losses in jurisdictions with existing valuation allowances.

As of August 31, 2015, the Company intends to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $178.4 million to the U.S. Therefore, the Company continues to record a deferred tax liability of approximately $80.1 million based on the anticipated U.S. income taxes of the repatriation. The Company repatriated $100.0 million of current year foreign earnings to our U.S. operations during fiscal year 2015, which had no income statement impact due to the U.S. current year operating loss and the U.S. valuation allowance. The Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $2.8 billion as of August 31, 2015. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

c. Unrecognized Tax Benefits

Reconciliations of the unrecognized tax benefits are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Beginning balance	$229,684	$219,132	$113,414
Additions for tax positions of prior years	4,189	16,533	82,965
Reductions for tax positions of prior years	(7,919)	(3,843)	(7,713)
Additions for tax positions related to current year	21,541	18,219	30,886
Adjustments for tax positions related to disposed entities	—	(1,917)	—
Adjustments for tax positions related to acquired entities	1,687	(3,195)	21,000
Cash settlements	(11,806)	(9,406)	(1,096)
Reductions from lapses in statutes of limitations	(1,843)	(1,909)	(784)
Reductions from settlements with taxing authorities	(72,812)	(4,344)	(19,930)
Foreign exchange rate adjustment	(8,073)	414	390

Ending balance	$154,648	$229,684	$219,132

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$80,094	$72,586	$72,618

For the fiscal year ended August 31, 2015, the reductions from settlements with taxing authorities is primarily related to the closure of a non-U.S. audit which partially disallowed a net operating loss carry forward and future tax amortization.

It is reasonably possible that the August 31, 2015 unrecognized tax benefits could decrease during the next 12 months by $1.3 million from cash payments and by $11.6 million related to the settlement of audits or expiration of applicable statutes of limitations. These amounts primarily relate to possible adjustments for transfer pricing and disallowance of tax amortization.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $20.1 million and $18.0 million at August 31, 2015 and 2014, respectively. The Company recognized interest and penalties of approximately $2.1 million, $1.0 million and $8.9 million during the fiscal years ended August 31, 2015, 2014 and 2013, respectively. The Company is no longer subject to U.S. federal income tax examinations for fiscal years before August 31, 2009. In major state and major non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2003 and August 31, 2005, respectively.

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

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2015	2014
Land and improvements	$112,416	$101,754
Buildings	756,314	736,853
Leasehold improvements	630,595	410,212
Machinery and equipment	2,787,641	2,152,828
Furniture, fixtures and office equipment	147,502	124,297
Computer hardware and software	498,348	461,239
Transportation equipment	21,333	20,598
Construction in progress	89,606	187,674

	5,043,755	4,195,455
Less accumulated depreciation and amortization	2,239,422	1,923,750

	$2,804,333	$2,271,705

Depreciation expense of approximately $504.7 million, $461.3 million and $382.6 million was recorded for fiscal years 2015, 2014 and 2013, respectively.

Maintenance and repair expense was approximately $205.5 million, $158.7 million and $153.8 million for fiscal years 2015, 2014 and 2013, respectively.

As of August 31, 2015, the Company had $72.5 million for the acquisition of property, plant and equipment included in accounts payable for which cash payment has not been made and is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

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

The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2015 and determined the fair values of the reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. For each annual impairment test the Company consistently determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples.

The following tables present the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2015 and 2014 (in thousands):

	August 31, 2014				August 31, 2015
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions & Adjustments	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
EMS	$474,305	$(464,053)	$18,586	$(965)	$491,926	$(464,053)	$27,873
DMS	929,161	(555,769)	64,262	(3,145)	990,278	(555,769)	434,509

Total	$1,403,466	$(1,019,822)	$82,848	$(4,110)	$1,482,204	$(1,019,822)	$462,382

	August 31, 2013				August 31, 2014
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions & Adjustments	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
EMS	$474,400	$(464,053)	$—	$(95)	$474,305	$(464,053)	$10,252
DMS	894,433	(555,769)	34,696	32	929,161	(555,769)	373,392

Total	$1,368,833	$(1,019,822)	$34,696	$(63)	$1,403,466	$(1,019,822)	$383,644

Finite-lived intangible assets are amortized on a straight-line basis and consist primarily of contractual agreements and customer relationships, which are being amortized over periods of up to 15 years, intellectual property which is being amortized over periods of up to 8 years and finite-lived trade names which are being amortized over periods up to 10 years. Indefinite-lived intangible assets consist of trade names. The Company completed its annual impairment test for its indefinite-lived intangible assets during the fourth quarter of fiscal year 2015 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual values are estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2015 and 2014 (in thousands):

August 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$201,423	$(96,013)	$105,410
Intellectual property	150,453	(99,295)	51,158
Finite-lived trade name	4,434	(556)	3,878
Indefinite-lived trade name	123,090	—	123,090

Total	$479,400	$(195,864)	$283,536

August 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$165,651	$(83,695)	$81,956
Intellectual property	126,805	(87,795)	39,010
Indefinite-lived trade name	123,090	—	123,090

Total	$415,546	$(171,490)	$244,056

The weighted-average amortization period for aggregate net intangible assets at August 31, 2015 is 9.7 years, which includes a weighted-average amortization period of 12.3 years for net contractual agreements and customer relationships, a weighted-average amortization period of 5.1 years for net intellectual property and a weighted-average amortization period of 4.5 years for finite-lived trade names.

Intangible asset amortization for fiscal years 2015, 2014 and 2013 was approximately $24.4 million, $23.9 million and $11.0 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2016	$28,350
2017	25,964
2018	23,995
2019	14,772
2020	12,587
Thereafter	54,778

Total	$160,446

8. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2015 and August 31, 2014 are summarized below (in thousands):

	August 31,	August 31,
	2015	2014
7.750% Senior Notes due 2016(a)	$310,378	$308,659
8.250% Senior Notes due 2018(b)	399,047	398,665
5.625% Senior Notes due 2020(c)	400,000	400,000
4.700% Senior Notes due 2022(d)	500,000	500,000
Borrowings under credit facilities(e)	323	1,685
Borrowings under loans(f)	30,410	38,207
Capital lease obligations(g)	28,156	30,879
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes(h)	2,077	4,450

Total notes payable, long-term debt and capital lease obligations	1,670,391	1,682,545
Less current installments of notes payable, long-term debt and capital lease obligations	323,833	12,960

Notes payable, long-term debt and capital lease obligations, less current installments	$1,346,558	$1,669,585

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $328.7 million, $450.1 million, $418.8 million and $495.6 million, respectively, at August 31, 2015. The fair value estimates are based upon observable market data (Level 2 criteria).

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

(c)	During the first quarter of fiscal year 2011, the Company issued $400.0 million of ten-year publicly registered 5.625% notes (the “5.625% Senior Notes”) at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) and partially repay amounts outstanding under the Company’s foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(d)	During the fourth quarter of fiscal year 2012, the Company issued $500.0 million of ten-year publicly registered 4.700% notes (the “4.700% Senior Notes”) at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under the Credit Facility and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(e)	As of August 31, 2015, nine of the Company’s foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Five of the credit facilities are denominated in U.S. dollars, one is denominated in Brazilian reais, one is denominated in Euros, one is denominated in Russian rubles and one is denominated in Taiwan new dollar. The credit facilities incur interest at fixed and variable rates ranging from 0.8% to 28.0%.

On July 6, 2015, the Company entered into an amended and restated senior unsecured five year credit agreement. The credit agreement provides for the Revolving Credit Facility in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and a $500.0 million five year delayed draw Term Loan Facility. The Term Loan Facility may be drawn in whole or in part (but on no more than two occasions) until September 30, 2015. Both the Revolving Credit Facility and the Term Loan Facility expire on July 6, 2020, but in the case of the Revolving Credit Facility, subject to two whole or partial one-year extensions, at the lender’s discretion. Interest and fees on Revolving Credit Facility and Term Loan Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.650% above the base rate or 1.000% to 1.650% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 1.000% above the base rate or 1.125% to 2.000% above the Eurocurrency rate, in each case where the base rate represents the greatest of Citibank, N.A.’s base rate, 0.50% above the federal funds rate, and 1.0% above one-month LIBOR, but not less than zero, and the Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero, each as more fully described in the Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit and a ticking fee based on the undrawn term loan commitments until the earlier of September 30, 2015 and the date of the second term loan draw. The Company, along with its subsidiaries, is subject to the following financial covenants: (1) a maximum Debt to EBITDA Ratio (as defined in the Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the Credit Facility agreement) and loss on sale of accounts receivable. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; limitation upon use of proceeds; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2015, the Company borrowed $5.7 billion against the Revolving Credit Facility under multiple draws and repaid $5.7 billion under multiple payments. On September 22, 2015, the Company borrowed $500.0 million against the Term Loan Facility.

During the second quarter of fiscal year 2014, a foreign subsidiary of the Company entered into an uncommitted credit facility to finance its growth and any corresponding working capital needs. The credit facility provides for a revolving credit facility in the amount of up to $100.0 million with interest charged at a rate of LIBOR plus 1.7%.

(f)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At August 31, 2015, the

VIE had approximately $28.5 million of total assets, of which approximately $28.0 million was comprised of a note receivable due from the Company, and approximately $27.8 million of total liabilities, of which approximately $27.8 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $27.8 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2015, the Company has borrowings outstanding to fund working capital needs. These additional loans total approximately $2.6 million, of which $1.8 million are denominated in Euros, $0.5 million are denominated in Russian rubles and $0.3 million are denominated in U.S. dollars.

(g)	During the fourth quarter of fiscal year 2013, the Company acquired various capital lease obligations in connection with the acquisition of Nypro.

(h)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of the Company’s fair value hedges, see Note 13 – “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements.

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

Debt maturities as of August 31, 2015 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2016	$321,756
2017	20,049
2018	400,329
2019	1,367
2020	1,468
Thereafter	923,345

Total(1)	$1,668,314

(1)	The above table excludes a $2.1 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.

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

As a result of acquiring various other operations in Austria, France, Germany, The Netherlands, Poland, and Taiwan, the Company assumed both funded and unfunded retirement benefits to be paid based upon years of service and compensation at retirement (the “other plans”). All permanent employees meeting the minimum service requirement are eligible to participate in the other plans.

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

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans for fiscal years 2015 and 2014 (in thousands):

	Pension Benefits
	2015	2014
Beginning projected benefit obligation	$182,653	$164,294
Service cost	1,054	1,225
Interest cost	5,554	6,819
Actuarial (gain) loss	(5,252)	9,526
Curtailment gain	(2,542)	(899)
Total benefits paid	(5,238)	(5,597)
Plan participants’ contributions	28	56
Amendments	(198)	(97)
Acquisitions	1,769	—
Effect of conversion to U.S. dollars	(16,598)	7,326

Ending projected benefit obligation	$161,230	$182,653

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans for fiscal years 2015 and 2014 were as follows:

	Pension Benefits
	2015	2014
Expected long-term return on plan assets	4.4%	4.6%
Rate of compensation increase	4.3%	4.4%
Discount rate	3.2%	3.3%

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plans do not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2016.

The fair values of the plan assets held by the Company by asset category for fiscal years 2015 and 2014 are as follows (in thousands):

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2015	Asset Allocation	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$4,567	3%	$4,567	$—	$—
Equity Securities:
Global equity securities(a)	24,143	18%	—	24,143	—
U.K equity securities(b)	24,211	18%	—	24,211	—
Debt Securities:
U.K. corporate bonds(c)	50,817	38%	—	50,817	—
U.K. government bonds(d)	16,866	12%	—	16,866	—
Other Investments:
Insurance contracts(e)	14,204	11%	—	—	14,204

Fair value of plan assets	$134,808	100%	$4,567	$116,037	$14,204

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2014	Asset Allocation	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$4,642	3%	$4,642	$—	$—
Equity Securities:
Global equity securities(a)	23,726	18%	—	23,726	—
U.K. equity securities(b)	22,759	17%	—	22,759	—
Debt Securities:
U.K. corporate bonds(c)	54,595	40%	—	54,595	—
U.K. government bonds(d)	18,270	13%	—	18,270	—
Other Investments:
Insurance contracts(e)	12,459	9%	—	—	12,459

Fair value of plan assets	$136,451	100%	$4,642	$119,350	$12,459

(a)	Global equity securities are categorized as Level 2 and include investments that aim to capture global equity market returns by tracking the Financial Times (London) Stock Exchange (“FTSE”) AW-World (ex-UK) Index and other similar indexes in Germany.
(b)	U.K. equity securities are categorized as Level 2 and include investments in a diversified portfolio that aims to capture the returns of the U.K. equity market. The portfolio tracks the FTSE All-Share Index and invests only in U.K. securities.
(c)	U.K. corporate bonds are categorized as Level 2 and include U.K. corporate issued fixed income investments which are managed and tracked to the respective benchmark (AAA-AA-A Bonds-Over 15Y Index).
(d)	U.K. government bonds are categorized as Level 2 and include U.K. government-issued fixed income investments which are managed and tracked to the respective benchmark (FTSE U.K. Over 15 Years Gilts Index and FTSE U.K. Over 5 Years Index-Linked).
(e)	The assets related to The Netherlands plan consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs (Level 3 inputs), primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The unobservable inputs consist of estimated future benefits to be paid throughout the duration of the policy and estimated discount rates, which both have an immaterial impact on the fair value estimate of the contract.

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates for fiscal years 2015 and 2014 (in thousands):

	Pension Benefits
	2015	2014
Beginning fair value of plan assets	$136,451	$117,478
Actual return on plan assets	9,810	14,327
Acquisitions	1,756	—
Employer contributions	3,499	4,008
Benefits paid from plan assets	(5,037)	(4,421)
Plan participants’ contributions	28	56
Effect of conversion to U.S. dollars	(11,699)	5,003

Ending fair value of plan assets	$134,808	$136,451

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets for fiscal years 2015 and 2014 (in thousands):

	Pension Benefits
	2015	2014
Funded Status
Ending fair value of plan assets	$134,808	$136,451
Ending projected benefit obligation	(161,230)	(182,653)

Under or unfunded status	$(26,422)	$(46,202)

Consolidated Balance Sheet Information
Accrued benefit liability, current	$(140)	$(146)
Accrued benefit liability, noncurrent	(26,282)	(46,056)

Net liability recorded at August 31	$(26,422)	$(46,202)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$32,986	$48,858
Prior service cost	(1,405)	(1,594)

Accumulated other comprehensive loss, before taxes	$31,581	$47,264

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2016 (in thousands):

Pension Benefits
Recognized net actuarial loss	$1,075
Amortization of prior service cost	(141)

Total	$934

The accumulated benefit obligation for the plans was $152.8 million and $171.9 million at August 31, 2015 and 2014, respectively.

The following table provides information for the plans with an accumulated benefit obligation in excess of plan assets for fiscal years 2015 and 2014 (in thousands):

	August 31,
	2015	2014
Projected benefit obligation	$161,230	$182,653
Accumulated benefit obligation	$152,818	$171,865
Fair value of plan assets	$134,808	$136,451

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the plans for fiscal years 2015, 2014 and 2013 (in thousands):

	Pension Benefits
	2015	2014	2013
Service cost	$1,054	$1,225	$1,596
Interest cost	5,554	6,819	5,977
Expected long-term return on plan assets	(5,778)	(6,167)	(5,308)
Recognized actuarial loss	1,723	2,817	2,474
Net curtailment gain	(2,542)	(107)	(3,401)
Amortization of prior service cost	(147)	(198)	(184)

Net periodic benefit cost	$(136)	$4,389	$1,154

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years 2015, 2014 and 2013 were as follows:

	Pension Benefits
	2015	2014	2013
Expected long-term return on plan assets	4.4%	5.1%	4.9%
Rate of compensation increase	3.2%	4.0%	4.5%
Discount rate	1.8%	3.0%	4.0%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Cash Flows

The Company expects to make cash contributions of between $3.4 million and $3.8 million to its funded pension plans during fiscal year 2016. The Company does not anticipate the return of any plan assets during fiscal year 2016.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2016	$5,215
2017	5,632
2018	5,548
2019	6,490
2020	7,059
Years 2021 through 2025	38,987

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $36.8 million, $34.8 million and $26.7 million for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

10. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases at August 31, 2015 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2016	$99,226
2017	81,949
2018	60,257
2019	51,553
2020	44,624
Thereafter	135,577

Total minimum lease payments	$473,186

Total operating lease expense was approximately $105.3 million, $96.5 million and $66.3 million for fiscal years 2015, 2014 and 2013, respectively.

b. Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Stockholders’ Equity

The 2011 Stock Award and Incentive Plan (the “2011 Plan”) was adopted by the Board of Directors during the first quarter of fiscal year 2011 and approved by the stockholders during the second quarter of fiscal year 2011. The 2011 Plan provides for the granting of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that may be subject to awards under the 2011 Plan is 18,350,000. If any portion of an outstanding award that was granted under the 2002 Stock Incentive Plan (the “2002 Plan”), which was terminated immediately upon the effectiveness of the 2011 Plan, for any reason expires or is canceled or forfeited on or after the date of termination of the 2002 Plan, the shares allocable to the expired, canceled or forfeited portion of such 2002 Plan award shall be available for issuance under the 2011 Plan.

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

a. Stock Options and Stock Appreciation Rights

There were no stock options granted and 0.4 million stock appreciation rights granted (collectively known as “Options”), excluding those granted under the ESPP, during fiscal year 2015. There were no Options granted, excluding those granted under the ESPP, during fiscal years 2014 and 2013. The total intrinsic value of Options exercised during fiscal years 2015, 2014 and 2013 was $1.0 million, $0.1 million and $1.2 million, respectively. As of August 31, 2015, there was no unrecognized compensation cost related to non-vested options. The total fair value of Options vested during fiscal years 2015, 2014 and 2013 was $2.8 million, $0.0 million and $0.1 million, respectively.

The following table summarizes Options activity from August 31, 2014 through August 31, 2015:

	Shares Available for Grant	Options Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2014	10,823,646	5,432,002	$400	$26.32	1.52
Options granted	(435,000)	435,000		$18.49
Options canceled	1,825,014	(1,825,014)		$24.83
Restricted stock awards granted (a)	(3,837,588)	—
Options exercised	—	(281,117)		$20.18

Balance at August 31, 2015	8,376,072	3,760,871	$492,060	$26.60	1.53

Exercisable at August 31, 2015		3,760,871	$492,060	$26.60	1.53

(a)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

b. Restricted Stock Awards

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the fiscal year ended August 31, 2015, the Company awarded approximately 2.8 million time-based restricted stock units and 1.7 million performance-based restricted stock units.

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

During fiscal years 2015 and 2014, the Company recorded a $5.2 million and a $45.8 million reversal, respectively, to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards.

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

At August 31, 2015, there was $57.4 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes restricted stock activity from August 31, 2014 through August 31, 2015:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested balance at August 31, 2014	9,800,942	$19.89
Changes during the period
Shares granted (a)	5,308,937	$18.64
Shares vested	(1,706,944)	$19.57
Shares forfeited	(1,471,350)	$19.42

Unvested balance at August 31, 2015	11,931,585	$19.44

(a)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

c. Employee Stock Purchase Plan

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. There were 1,005,916, 1,077,071 and 902,691 shares purchased under the ESPP during fiscal years 2015, 2014 and 2013, respectively. At August 31, 2015, a total of 10,356,908 shares had been issued under the ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2015	2014	2013
Expected dividend yield	0.8%	0.9%	0.8%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected volatility	24.5%	33.8%	34.7%
Expected life	0.5 years	0.5 years	0.5 years

d. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during fiscal years 2015 and 2014:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	$0.08	$16,020	February 13, 2015	March 2, 2015
	April 15, 2015	$0.08	$15,988	May 15, 2015	June 1, 2015
	July 16, 2015	$0.08	$15,980	August 14, 2015	September 1, 2015
Fiscal year 2014:	October 17, 2013	$0.08	$17,221	November 15, 2013	December 2, 2013
	January 22, 2014	$0.08	$16,976	February 14, 2014	March 3, 2014
	April 17, 2014	$0.08	$16,686	May 15, 2014	June 2, 2014
	July 23, 2014	$0.08	$16,289	August 15, 2014	September 2, 2014

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

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2015, the Company’s five largest customers accounted for approximately 50% of its net revenue and 81 customers accounted for approximately 90% of its net revenue. As the Company is a provider of electronic manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable Fiscal Year Ended August 31,
	2015	2014	2013	2015	2014
Apple, Inc.	24%	18%	20%	19%	12%
BlackBerry Limited	*	*	12%	*	*

*	Amount was less than 10% of total.

Sales to the above customers were reported in the EMS and DMS operating segments.

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

The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment includes customers primarily in the automotive, digital home, industrial and energy, networking and telecommunications, point of sale, printing and storage industries. The DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. The DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. The AMS business was included in the DMS segment, and the results of operations of this business are classified as discontinued operations for all periods presented. See Note 2 – “Discontinued Operations” for further details.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
Net revenue
EMS	$10,777,810	$10,638,588	$12,023,685
DMS	7,121,386	5,123,558	5,225,808

	$17,899,196	$15,762,146	$17,249,493

	Fiscal Year Ended August 31,
	2015	2014	2013
Segment income and reconciliation of income before tax
EMS	$297,097	$242,181	$304,043
DMS	372,912	103,188	338,051

Total segment income	$670,009	$345,369	$642,094
Reconciling items:
Amortization of intangibles	(24,449)	(23,857)	(10,954)
Stock-based compensation expense and related charges	(62,563)	(8,994)	(62,574)
Restructuring and related charges	(33,066)	(85,369)	(80,513)
Distressed customer charges	—	(15,113)	—
Loss on disposal of subsidiaries	—	(7,962)	—
Impairment of notes receivable and related charges	—	—	(25,597)
Acquisition costs and certain purchase accounting adjustments	5,480	—	(10,037)
Other expense	(5,627)	(7,637)	(6,095)
Interest income	9,953	3,741	1,813
Interest expense	(128,091)	(128,055)	(121,023)

Income from continuing operations before tax	$431,646	$72,123	$327,114

	August 31, 2015	August 31, 2014
Total assets
EMS	$2,865,172	$2,300,262
DMS	4,241,699	3,460,769
Other non-allocated assets	2,496,336	2,699,046
Assets of discontinued operations	—	19,669

	$9,603,207	$8,479,746

The Company operates in 27 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2015	2014	2013
External net revenue:
Singapore	$5,053,864	$2,935,212	$3,296,705
China	3,941,714	3,614,174	3,263,400
Mexico	2,555,502	2,475,393	3,686,540
U.S.	2,142,691	2,444,305	2,281,907
Malaysia	1,247,897	1,299,543	1,207,010
Hungary	912,669	902,058	1,145,433
Brazil	372,574	308,515	539,349
Other	1,672,285	1,782,946	1,829,149

	$17,899,196	$15,762,146	$17,249,493

	August, 31
	2015	2014
Long-lived assets:
China	$1,676,630	$1,210,113
U.S.	946,238	922,286
Mexico	173,188	143,790
Taiwan	135,316	137,237
Hungary	95,084	58,824
Spain	74,354	—
Malaysia	68,467	73,129
Singapore	62,468	59,335
Poland	52,129	70,739
Other	266,377	223,952

	$3,550,251	$2,899,405

Total foreign source revenue was approximately $15.8 billion, $13.3 billion and $15.0 billion for fiscal years 2015, 2014 and 2013, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $2.6 billion and $2.0 billion at August 31, 2015 and 2014, respectively.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $615.1 million and $626.9 million at August 31, 2015 and 2014, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2015 and May 31, 2016.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2015 and 2014 was $1.8 billion and $1.2 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of August 31, 2015, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	5,792	—	$5,792
Liabilities:
Forward foreign exchange contracts	—	(46,038)	—	(46,038)

Total	$—	(40,246)	—	$(40,246)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2015 and 2014 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at August 31, 2015	Fair Value at August 31, 2014	Balance Sheet Location	Fair Value at August 31, 2015	Fair Value at August 31, 2014
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$267	$6,089	Other accrued expenses and deferred income	$16,509	$1,460
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$5,525	$7,995	Other accrued expenses and deferred income	$29,529	$2,186

As of August 31, 2015 and 2014, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue, selling, general and administrative expense and income from discontinued operations, net of tax.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during fiscal years 2015, 2014 and 2013. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $2.4 million in amortization as a reduction to interest expense during the fiscal year ended August 31, 2015. At August 31, 2015 and 2014, the unamortized hedge accounting adjustment recorded is $2.1 million and $4.5 million, respectively, in the Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the fiscal years ended August 31, 2015, 2014 and 2013 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

14. Restructuring and Related Charges

a. 2014 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”), the Company charged $49.9 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal year ended August 31, 2014. The 2014 Restructuring Plan was intended to address the termination of the Company’s business relationship with BlackBerry Limited. The restructuring and related charges during the fiscal year ended August 31, 2014 include cash costs of $16.2 million related to employee severance and benefit costs, $1.7 million related to lease costs and $1.7 million of other related costs, as well as non-cash costs of $30.3 million related to asset write-off costs. These restructuring and related charges associated with the 2014 Restructuring Plan were assigned fully to the EMS reportable segment. The Company completed the restructuring activities under this plan during the fourth quarter of fiscal year 2014 and does not expect to incur any additional costs under the 2014 Restructuring Plan. See Note 12 – “Concentration of Risk and Segment Data” for further details on the change in reportable segments.

The table below sets forth the significant components and activity in the 2014 Restructuring Plan during the fiscal year ended August 31, 2014 (in thousands):

2014 Restructuring Plan – Fiscal Year Ended August 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2014
Employee severance and benefit costs	$—	$16,213	$13	$(15,765)	$461
Lease costs	—	1,738	(116)	(1,622)	—
Asset write-off costs	—	30,314	(30,314)	—	—
Other related costs	—	1,680	—	(1,674)	6

Total	$—	$49,945	$(30,417)	$(19,061)	$467

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $34.6 million and $35.4 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal years ended August 31, 2015 and 2014, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges for the fiscal years ended August 31, 2015 and 2014 include cash costs of $24.3 million and $25.0 million related to employee severance and benefit costs, respectively, $2.8 million and $0.5 million related to lease costs, respectively, and $1.9 million and $1.3 million of other related costs, respectively, as well as non-cash costs of $5.6 million and $8.6 million related to asset write-off costs, respectively.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs primarily over the course of the Company’s fiscal years 2013, 2014, 2015 and 2016 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $150.5 million of restructuring and related costs have been recognized as of August 31, 2015. Of the $150.5 million recognized to date, $113.5 million was allocated to the EMS segment, $28.0 million was allocated to the DMS segment and $9.0 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013, 2014, 2015, 2016 and 2017. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions and the timing of such decisions at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the fiscal years ended August 31, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2015

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2015
Employee severance and benefit costs	$45,246	$24,327	$(4,122)	$(35,404)	$30,047
Lease costs	18	2,777	(12)	(2,719)	64
Asset write-off costs	—	5,565	(5,565)	—	—
Other related costs	257	1,890	(76)	(1,225)	846

Total	$45,521	$34,559	$(9,775)	$(39,348)	$30,957

2013 Restructuring Plan – Fiscal Year Ended August 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2014
Employee severance and benefit costs	$55,188	$25,026	$283	$(35,251)	$45,246
Lease costs	251	499	(110)	(622)	18
Asset write-off costs	—	8,622	(8,622)	—	—
Other related costs	—	1,277	21	(1,041)	257

Total	$55,439	$35,424	$(8,428)	$(36,914)	$45,521

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the fiscal years ended August 31, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2015

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2015
EMS	$35,504	32,007	(9,700)	(28,977)	$28,834
DMS	8,268	351	(153)	(6,506)	1,960
Other	1,749	2,201	78	(3,865)	163

Total	$45,521	$34,559	$(9,775)	$(39,348)	$30,957

2013 Restructuring Plan – Fiscal Year Ended August 31, 2014

	Liability Balance at August 31, 2013	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2014
EMS	$45,999	$14,511	$(4,424)	$(20,582)	$35,504
DMS	9,407	16,683	(4,004)	(13,818)	8,268
Other	33	4,230	—	(2,514)	1,749

Total	$55,439	$35,424	$(8,428)	$(36,914)	$45,521

15. Impairment of Notes Receivable and Related Charges

During the fiscal year ended August 31, 2013, the Company recorded a loss of approximately $25.6 million related to notes receivable and related charges. Such a charge was recorded following the determination that it was probable that the Company would be unable to collect the amounts due from a former customer.

16. Business Acquisitions

Fiscal year 2015

On July 1, 2015, the Company completed the acquisition of J.Y.E. Castella Llorca, S.L. and each of its subsidiaries (collectively referred to as “Plasticos”) by acquiring 100% of the issued and outstanding common shares of J.Y.E. Castella Llorca, S.L. The aggregate purchase price totaled approximately $111.0 million in cash, based on the exchange rate on the date of acquisition.

The acquisition of Plasticos has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $168.6 million, including $40.5 million in goodwill and $32.1 million in intangible assets, and liabilities assumed of $49.8 million were recorded at their estimated fair values based on the exchange rate on the date of acquisition. The Company recorded a step acquisition gain of $6.2 million on the previously held Plasticos equity interest of $1.6 million, which is included in other expense within the Consolidated Statement of Operations. The Company is currently evaluating the fair values of the assets and liabilities related to the Plasticos business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for property, plant and equipment, intangible assets and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $40.5 million was recorded to goodwill. None of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisition of Plasticos of approximately $1.8 million during the fiscal year ended August 31, 2015. The results of operations were included in the Company’s consolidated financial results beginning on July 1, 2015. Pro forma information has not been provided as the acquisition of Plasticos is not deemed to be significant.

In connection with the acquisition of Plasticos, the Company acquired $32.1 million of intangible assets, including $24.4 million assigned to customer relationships with an assigned useful life of up to 10 years, $6.5 million assigned to intellectual property with an assigned useful life of up to 5 years and $1.2 million assigned to a definite-lived trade name with an assigned useful life of up to 1 year.

During the fiscal year ended August 31, 2015, the Company completed five additional acquisitions which were not deemed to be significant individually or in the aggregate. The acquired businesses expanded the Company’s capabilities in consumer lifestyles and wearable technologies and networking and telecommunications. The aggregate purchase price of these acquisitions totaled approximately $117.0 million in cash.

The acquisitions have been accounted for as business combinations using the acquisition method of accounting. Assets acquired of $167.8 million, including $42.4 million in goodwill and $31.7 million in intangible assets, and liabilities assumed of $50.8 million were recorded at their estimated fair values as of the acquisition dates. The Company is currently evaluating the fair values of the assets and liabilities related to the business combinations completed during the fiscal year ended August 31, 2015. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for intangible assets and tax adjustments. The excess of the purchase prices over the fair values of the acquired assets and assumed liabilities of $42.4 million was recorded to goodwill. None of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisitions of approximately $6.1 million during the fiscal year ended August 31, 2015. The results of operations were included in the Company’s consolidated financial results beginning on the date of the acquisitions. Pro forma information has not been provided as the acquisitions are not deemed to be significant individually or in the aggregate.

Fiscal year 2013

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

The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

	As reported at
	August 31, 2013	Adjustments		August 31, 2014
Cash	$77,384	$(12	)(a)	$77,372
Other current assets	343,446	(648	)(a)	342,798
Property, plant and equipment	282,599	(5,986	)(b)	276,613
Intangible assets	196,800	7,900	(b)	204,700
Goodwill	335,871	34,696	(c)	370,567
Other assets	28,304	(1,745	)(a)	26,559
Current liabilities	(322,397)	(361	)(a)	(322,758)
Long-term deferred tax liability	(153,030)	(15,810	)(a)	(168,840)
Other liabilities	(72,906)	3,628	(a)	(69,278)
Noncontrolling interests	(36,548)	(5,162	)(b)	(41,710)

Net assets acquired	$679,523	$16,500		$696,023

(a)	Adjustment related to the fair value of identifiable assets and liabilities
(b)	Adjustment based on final valuation results
(c)	Adjustment based on finalization of provisional amounts previously recorded in (a) and (b)

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

The results for the fiscal year ended August 31, 2013 included results from Nypro between July 1, 2013 and August 31, 2013. During this period, Nypro contributed $183.2 million in net revenue and $8.8 million of net loss to the Company’s Consolidated Statements of Operations. The following unaudited pro forma financial information for the fiscal years ended August 31, 2013 and 2012 represent the combined results of the Company’s operations as if the Nypro acquisition had occurred on September 1, 2011 (in thousands, except earnings per share):

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

17. New Accounting Guidance

During the third quarter of fiscal year 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. During the fourth quarter of fiscal year 2015, the FASB issued an accounting standard deferring the effective date of this accounting guidance by one year. Therefore, the accounting standard is effective for the Company in the first quarter of fiscal year 2019. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard and management is currently evaluating which transition approach to use. The Company is currently in the process of assessing what impact this new standard may have on its Consolidated Financial Statements.

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

During the fourth quarter of fiscal year 2015, the FASB issued a new accounting standard intended to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance should be applied on a prospective basis and is effective for the Company beginning in the first quarter of fiscal year 2018 with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its Consolidated Financial Statements.

18. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2015 Form 10-K. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: October 16, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	Chairman of the Board of Directors	October 14, 2015

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 14, 2015

By:	/s/ MARK T. MONDELLO Mark T. Mondello	Chief Executive Officer and Director (Principal Executive Officer)	October 16, 2015

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 16, 2015

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	October 14, 2015

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	October 14, 2015

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	October 14, 2015

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 14, 2015

By:	/s/ DAVID M. STOUT David M. Stout	Director	October 14, 2015

By:	/s/ MARTHA F. BROOKS Martha F. Brooks	Director	October 14, 2015

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2015	$1,994	$11,837	$—	$(2,168)	$11,663

Fiscal year ended August 31, 2014	$2,574	$17,056	$—	$(17,636)	$1,994

Fiscal year ended August 31, 2013	$3,095	$1,617	$—	$(2,138)	$2,574

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for inventory obsolescence:
Fiscal year ended August 31, 2015	$49,431	$10,826	$—	$(16,780)	$43,477

Fiscal year ended August 31, 2014	$48,168	$20,515	$—	$(19,252)	$49,431

Fiscal year ended August 31, 2013	$31,737	$27,109	$—	$(10,678)	$48,168

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2015	$261,285	$79,933	$(29,069)	$(7,329)	$304,820

Fiscal year ended August 31, 2014	$280,755	$60,334	$(67,167)	$(12,637)	$261,285

Fiscal year ended August 31, 2013	$447,630	$28,221	$(121,373)	$(73,723)	$280,755

During the fiscal year ended August 31, 2015, the increases charged to costs and expenses primarily related to losses in sites with existing valuation allowances. During the fiscal year ended August 31, 2014, the increases charged to costs and expenses primarily related to losses in sites with existing valuation allowances, which were reduced by the partial release of the U.S. valuation allowance due to the Nypro acquisition. The reductions charged to other accounts primarily related to the gain on sale of discontinued operations that utilized net operating loss carry forwards.

See accompanying report of independent registered certified public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description

3.1(19)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(25)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(9)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(10)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(11)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(14)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(19)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(11)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(14)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(19)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1(3)(4)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.

10.4(3)(13)	—	Jabil 2002 Stock Incentive Plan.

10.4a(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).

10.4b(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).

10.4c(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).

10.4d(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).

10.4e(12)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).

10.4f(13)	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).

10.4g(13)	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).

10.4h(8)	—	Form of Stock Appreciation Right Agreement (prior form).

10.4i(3)(6)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.4j(3)(5)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

10.5(3)(16)	—	Jabil 2011 Employee Stock Purchase Plan.

10.6(3)(23)	—	Jabil 2011 Stock Award and Incentive Plan, as amended.

10.6a(17)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

Exhibit No.		Description

10.6b(17)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).

10.6c(17)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).

10.6d(22)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU2).

10.6e(22)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – NON-EU2).

10.6f(22)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer2).

10.6g(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU3).

10.6h(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU3).

10.6i(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer3).

10.6j	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU4).

10.6k	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU4).

10.6l	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer4).

10.6m	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – EU).

10.6n	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – Non-EU).

10.6o(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).

10.6p(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).

10.6q(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).

10.6r(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).

10.6s(25)	—	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU).

10.6t(20)	—	Form of Cash Bonus Award Agreement.

10.6u(21)	—	Form of Cash Bonus Award Agreement (Officer – EU).

10.6v(21)	—	Form of Cash Bonus Award Agreement (Officer – Non EU).

10.6w(24)	—	Form of Stock Appreciation Right Award Agreement (SAR Officer – Non EU).

10.7(3)(15)	—	Executive Deferred Compensation Plan.

10.8	—	Amended and Restated Senior Five Year Credit Agreement, dated as of July 6, 2015, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd. and The Bank of Nova Scotia, as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Certified Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.		Description

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(3)	Indicates management compensatory plan, contract or arrangement.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2005.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2009.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(15)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-172443) filed by the Registrant on February 25, 2011.
(16)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-172458) filed by the Registrant on February 25, 2011.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2011.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2012.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended February 28, 2013.
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2013.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2013.
(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2015.