Form 10-Q
period 2015-11-30
JABIL CIRCUIT INC
filed 2016-01-06
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

As of December 28, 2015, there were 190,549,560 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30,
	2015	August 31,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,130,344	$913,963
Accounts receivable, net of allowance for doubtful accounts of $11,441 at November 30, 2015 and $11,663 at August 31, 2015	1,674,438	1,467,247
Inventories	2,503,625	2,507,264
Prepaid expenses and other current assets	1,008,767	898,790
Deferred income taxes	—	79,045

Total current assets	6,317,174	5,866,309
Property, plant and equipment, net of accumulated depreciation of $2,367,684 at November 30, 2015 and $2,239,422 at August 31, 2015	2,876,610	2,804,333
Goodwill	481,303	462,382
Intangible assets, net of accumulated amortization of $203,559 at November 30, 2015 and $195,864 at August 31, 2015	302,146	283,536
Deferred income taxes	142,339	85,169
Other assets	101,580	101,478

Total assets	$10,221,152	$9,603,207

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$348,312	$323,833
Accounts payable	3,711,471	3,663,264
Accrued expenses	1,715,548	1,685,589
Deferred income taxes	—	2,455

Total current liabilities	5,775,331	5,675,141
Notes payable, long-term debt and capital lease obligations, less current installments	1,818,447	1,346,558
Other liabilities	69,543	67,951
Income tax liabilities	102,078	96,379
Deferred income taxes	54,456	82,167

Total liabilities	7,819,855	7,268,196

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 248,398,864 and 246,680,008 shares issued and 190,548,351 and 192,068,068 shares outstanding at November 30, 2015 and August 31, 2015, respectively	248	247
Additional paid-in capital	1,980,153	1,955,104
Retained earnings	1,585,136	1,468,910
Accumulated other comprehensive loss	(59,532)	(50,854)
Treasury stock at cost, 57,850,513 and 54,611,940 shares at November 30, 2015 and August 31, 2015, respectively	(1,123,400)	(1,058,551)

Total Jabil Circuit, Inc. stockholders’ equity	2,382,605	2,314,856
Noncontrolling interests	18,692	20,155

Total equity	2,401,297	2,335,011

Total liabilities and equity	$10,221,152	$9,603,207

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30,	November 30,
	2015	2014
Net revenue	$5,207,977	$4,550,418
Cost of revenue	4,724,442	4,167,431

Gross profit	483,535	382,987
Operating expenses:
Selling, general and administrative	251,547	214,380
Research and development	8,292	6,005
Amortization of intangibles	7,840	5,590
Restructuring and related charges	1,353	12,257

Operating income	214,503	144,755
Other expense	1,765	1,694
Interest income	(2,064)	(1,700)
Interest expense	33,035	31,839

Income from continuing operations before tax	181,767	112,922
Income tax expense	49,852	39,788

Income from continuing operations, net of tax	131,915	73,134

Discontinued operations:
Income from discontinued operations, net of tax	—	853
Loss on sale of discontinued operations, net of tax	—	(1,611)

Discontinued operations, net of tax	—	(758)

Net income	131,915	72,376
Net income attributable to noncontrolling interests, net of tax	30	214

Net income attributable to Jabil Circuit, Inc.	$131,885	$72,162

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income from continuing operations, net of tax	$0.69	$0.38

Discontinued operations, net of tax	$0.00	$0.00

Net income	$0.69	$0.37

Diluted:
Income from continuing operations, net of tax	$0.68	$0.37

Discontinued operations, net of tax	$0.00	$0.00

Net income	$0.68	$0.37

Weighted average shares outstanding:
Basic	190,355	193,502

Diluted	193,243	195,314

Cash dividends declared per common share	$0.08	$0.08

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30,	November 30,
	2015	2014
Net income	$131,915	$72,376
Other comprehensive income:
Foreign currency translation adjustment	(20,542)	(34,706)
Changes in fair value of derivative instruments, net of tax	(909)	(1,952)
Reclassification of net losses (gains) realized and included in net income related to derivative instruments, net of tax	11,064	(316)
Unrealized gain (loss) on available for sale securities	1,709	(278)

Total other comprehensive loss	(8,678)	(37,252)

Comprehensive income	$123,237	$35,124
Comprehensive income attributable to noncontrolling interests	30	214

Comprehensive income attributable to Jabil Circuit, Inc.	$123,207	$34,910

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2015	192,068,068	$247	$1,955,104	$1,468,910	$(50,854)	$(1,058,551)	$20,155	$2,335,011
Shares issued upon exercise of stock options	17,289	—	—	—	—	—	—	—
Vesting of restricted stock awards	1,701,567	1	(2)	—	—	—	—	(1)
Purchases of treasury stock under employee stock plans	(443,644)	—	—	—	—	(10,282)	—	(10,282)
Treasury shares purchased	(2,794,929)	—	—	—	—	(54,567)	—	(54,567)
Recognition of stock-based compensation	—	—	24,792	—	—	—	—	24,792
Excess tax benefit of stock awards	—	—	259	—	—	—	—	259
Declared dividends	—	—	—	(15,659)	—	—	—	(15,659)
Comprehensive income	—	—	—	131,885	(8,678)	—	30	123,237
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	7	7

Balance at November 30, 2015	190,548,351	248	$1,980,153	$1,585,136	$(59,532)	$(1,123,400)	$18,692	$2,401,297

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2015	November 30, 2014
Cash flows from operating activities:
Net income	$131,915	$72,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,363	122,380
Recognition of stock-based compensation expense and related charges	24,792	18,043
Deferred income taxes	(13,533)	2,618
Loss on sale of property, plant and equipment	2,155	8,811
Other, net	1,890	8,869
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(205,916)	(398,334)
Inventories	11,719	(100,831)
Prepaid expenses and other current assets	(84,182)	(1,491)
Other assets	2,434	15,077
Accounts payable, accrued expenses and other liabilities	112,592	441,583

Net cash provided by operating activities	145,229	189,101

Cash flows from investing activities:
Acquisition of property, plant and equipment	(252,098)	(197,676)
Proceeds from sale of property, plant and equipment	3,027	3,764
Cash paid for business and intangible asset acquisitions, net of cash	(67,311)	—
Issuance of notes receivable	(27,500)	—
Other, net	(250)	3,600

Net cash used in investing activities	(344,132)	(190,312)

Cash flows from financing activities:
Borrowings under debt agreements	1,975,231	1,458,495
Payments toward debt agreements	(1,478,213)	(1,461,871)
Payments to acquire treasury stock	(54,567)	(40,040)
Dividends paid to stockholders	(16,541)	(16,607)
Treasury stock minimum tax withholding related to vesting of restricted stock	(10,282)	(6,708)
Other, net	(1,238)	63

Net cash provided by (used in) financing activities	414,390	(66,668)

Effect of exchange rate changes on cash and cash equivalents	894	(10,866)

Net increase (decrease) in cash and cash equivalents	216,381	(78,745)
Cash and cash equivalents at beginning of period	913,963	1,000,249

Cash and cash equivalents at end of period	$1,130,344	$921,504

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2015. Results for the three month period ended November 30, 2015 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2016.

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

For all periods presented, the operating results associated with this business have been reclassified into income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended
	November 30, 2015	November 30, 2014
Net revenue	$—	$10,990

Income from discontinued operations, before tax	$—	860
Income tax expense	—	7

Income from discontinued operations, net of tax	$—	$853

Loss on sale of discontinued operations, before tax	$—	$(1,611)
Income tax expense	—	—

Loss on sale of discontinued operations, net of tax	$—	$(1,611)

Discontinued operations, net of tax	$—	$(758)

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

	Three months ended
	November 30, 2015	November 30, 2014
Numerator:
Income from continuing operations, net of tax	$131,915	$73,134
Net income attributable to noncontrolling interests, net of tax	30	214

Income from continuing operations attributable to Jabil Circuit, Inc., net of tax	131,885	72,920
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	—	(758)

Net income attributable to Jabil Circuit, Inc.	$131,885	$72,162

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	190,355	193,502

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	155	55
Dilutive unvested restricted stock awards	2,733	1,757

Denominator for diluted earnings per share	193,243	195,314

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income from continuing operations, net of tax	$0.69	$0.38

Discontinued operations, net of tax	$0.00	$0.00

Net income	$0.69	$0.37

Diluted:
Income from continuing operations, net of tax	$0.68	$0.37

Discontinued operations, net of tax	$0.00	$0.00

Net income	$0.68	$0.37

For the three months ended November 30, 2015 and 2014, options to purchase 0 and 868,795 shares of common stock and 2,019,750 and 3,776,602 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2015 and 2014 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015

Fiscal Year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014

4. Inventories

Inventories consist of the following (in thousands):

	November 30, 2015	August 31, 2015
Raw materials	$1,303,411	$1,300,559
Work in process	644,218	714,237
Finished goods	555,996	492,468

Total inventories	$2,503,625	$2,507,264

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $24.8 million and $18.0 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months ended November 30, 2015 and 2014, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2015 and 2014, respectively.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2015 through November 30, 2015:

	Shares Available for Grant	Options Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2015	8,376,072	3,760,871	$492,060	$26.60	1.53
Options canceled	1,105,212	(1,105,212)		$29.81
Restricted stock awards granted (a)	(5,154,675)	—
Options exercised	—	(118,659)		$24.67

Balance at November 30, 2015	4,326,609	2,537,000	$5,727	$25.47	1.85

Exercisable at November 30, 2015		2,537,000	$5,727	$25.47	1.85

(a)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2015 through November 30, 2015:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested balance at August 31, 2015	11,931,585	$19.44
Changes during the period
Shares granted (a)	5,262,245	$24.14
Shares vested	(1,701,567)	$19.08
Shares forfeited	(107,570)	$19.06

Unvested balance at November 30, 2015	15,384,693	$21.09

(a)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based, performance-based and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super

Composite Technology Hardware and Equipment Index. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended November 30, 2015 and 2014, the Company awarded approximately 2.5 million and 2.6 million time-based restricted stock units, respectively, 1.3 million and 1.6 million performance-based restricted stock units, respectively and 0.4 million and 0.0 million market-based stock units, respectively.

At November 30, 2015, there was $121.2 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2015, the Company’s five largest customers accounted for approximately 55% of its net revenue and 72 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of two segments – EMS and DMS, which are also the Company’s reportable segments.

The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment includes customers primarily in the automotive, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. The DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. The DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

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

The following tables set forth operating segment information (in thousands):

	Three months ended
	November 30, 2015	November 30, 2014
Net revenue
EMS	$2,724,414	$2,633,518
DMS	2,483,563	1,916,900

	$5,207,977	$4,550,418

Segment income and reconciliation of income before tax
EMS	$83,266	$62,582
DMS	165,222	118,063

Total segment income	$248,488	$180,645

Reconciling items:
Amortization of intangibles	7,840	5,590
Stock-based compensation expense and related charges	24,792	18,043
Restructuring and related charges	1,353	12,257
Other expense	1,765	1,694
Interest income	(2,064)	(1,700)
Interest expense	33,035	31,839

Income from continuing operations before tax	$181,767	$112,922

	November 30, 2015	August 31, 2015
Total assets
EMS	$2,837,146	$2,865,172
DMS	4,598,950	4,241,699
Other non-allocated assets	2,785,056	2,496,336

	$10,221,152	$9,603,207

As of November 30, 2015, the Company operated in 28 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 92.1% and 88.3% of net revenue during the three months ended November 30, 2015 and 2014, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at November 30, 2015 and August 31, 2015 are summarized below (in thousands):

	November 30,	August 31,
	2015	2015
7.750% Senior Notes due 2016	$310,808	$310,378
8.250% Senior Notes due 2018	399,142	399,047
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	124	323
Borrowings under loans(a)	527,951	30,410
Capital lease obligations	27,251	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	1,483	2,077

Total notes payable, long-term debt and capital lease obligations	2,166,759	1,670,391
Less current installments of notes payable, long-term debt and capital lease obligations	348,312	323,833

Notes payable, long-term debt and capital lease obligations, less current installments	$1,818,447	$1,346,558

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $322.0 million, $448.0 million, $433.2 million and $498.8 million, respectively, at November 30, 2015. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	On July 6, 2015, the Company entered into an amended and restated senior unsecured five year credit agreement. The credit agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and a $500.0 million five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). On September 22, 2015, the Company borrowed $500.0 million against the Term Loan Facility.

During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At November 30, 2015, the VIE had approximately $26.1 million of total assets, of which approximately $25.7 million was comprised of a note receivable due from the Company, and approximately $25.5 million of total liabilities, of which approximately $25.5 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $25.5 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2015 and 2014 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 20, 2017, and its foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million and $175.0 million for the North American and foreign asset-backed securitization programs, respectively, are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $1.9 billion of eligible trade accounts receivable during the three months ended November 30, 2015 and 2014. In exchange, the Company received cash proceeds of $1.5 billion and $1.4 billion during the three months ended November 30, 2015 and 2014, respectively, (of which approximately $0.0 million and $2.3 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At November 30, 2015 and 2014, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $451.6 million and $476.4 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.0 million and $0.9 million during the three months ended November 30, 2015 and 2014, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that was amended during the first quarter of fiscal year 2016 to increase the uncommitted capacity from $450.0 million to $650.0 million and to extend the expiration date to November 1, 2016, although any party may elect to terminate the agreement upon 15 days prior notice. The $650.0 million trade accounts receivable sale program will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2016. The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on November 1, 2016 (as the agreement was automatically extended on November 1, 2015), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months ended November 30, 2015 and 2014, the Company sold $1.4 billion and $0.6 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $0.6 billion during the three months ended November 30, 2015 and 2014, respectively. The resulting losses on the sales of trade accounts receivable during the three months ended November 30, 2015 and 2014 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2015 to November 30, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized (Loss) Gain on Available for Sale Securities	Total
Balance at August 31, 2015	$6,666	$(12,033)	$(30,624)	$1,054	$(15,917)	$(50,854)
Other comprehensive (loss) income before reclassifications	(20,542)	(909)	—	—	1,709	(19,742)
Amounts reclassified from AOCI	—	11,064	—	—	—	11,064

Other comprehensive (loss) income	(20,542)	10,155	—	—	1,709	(8,678)

Balance at November 30, 2015	$(13,876)	$(1,878)	$(30,624)	$1,054	$(14,208)	$(59,532)

The portions of AOCI reclassified into earnings during the three months ended November 30, 2015 and 2014 were not material, and were classified as components of net revenue, cost of revenue, selling, general and administrative expense and interest expense. The tax benefit (expense) on the derivative instruments component of AOCI, including reclassification adjustments, is not material for the three months ended November 30, 2015. There was no tax benefit (expense) on the foreign currency translation adjustment and the unrealized (loss) gain on available for sale securities components of AOCI, including reclassification adjustments, for the three months ended November 30, 2015.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months ended November 30, 2015 and 2014 (in thousands):

	Three months ended
	November 30, 2015	November 30, 2014
Service cost	$222	$282
Interest cost	1,268	1,468
Expected long-term return on plan assets	(1,463)	(1,521)
Recognized actuarial loss	266	515
Amortization of prior service cost	(35)	(41)

Net periodic benefit cost	$258	$703

During the three months ended November 30, 2015, the Company made contributions of approximately $0.9 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.1 million and $3.9 million to its funded pension plans during the fiscal year ended August 31, 2016.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $355.2 million and $615.1 million at November 30, 2015 and August 31, 2015, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2015 and May 31, 2016.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2015 and August 31, 2015, was $1.6 billion and $1.8 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2015, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	16,376	—	$16,376

Liabilities:
Forward foreign exchange contracts	—	(21,278)	—	(21,278)

Total	$—	(4,902)	—	$(4,902)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2015 and August 31, 2015 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at November 30, 2015	Fair Value at August 31, 2015	Balance Sheet Location	Fair Value at November 30, 2015	Fair Value at August 31, 2015
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,732	$267	Accrued expenses	$8,918	$16,509
Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$11,644	$5,525	Accrued expenses	$12,360	$29,529

As of November 30, 2015 and August 31, 2015, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months ended November 30, 2015 and 2014. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $0.6 million in amortization as a reduction to interest expense during the three months ended November 30, 2015. At November 30, 2015 and August 31, 2015, the unamortized hedge accounting adjustment recorded is $1.5 million and $2.1 million, respectively, in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15,

2018. The effective portions of the swaps amortized to interest expense during the three months ended November 30, 2015 and 2014 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

13. Restructuring and Related Charges

2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $1.4 million and $13.5 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2015 and 2014, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months ended November 30, 2015 and 2014 include cash costs of $1.1 million and $6.6 million related to employee severance and benefit costs, respectively, $0.0 million and $2.0 million related to lease costs, respectively, and $0.3 million and $0.5 million of other related costs, respectively, as well as non-cash costs of $0.0 million and $4.4 million related to asset write-off costs, respectively.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013, 2014, 2015 and 2016 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $151.9 million of restructuring and related costs have been recognized. Of the $151.9 million recognized to date, $114.7 million was allocated to the EMS segment, $28.3 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013, 2014, 2015, 2016 and 2017. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months ended November 30, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2015

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2015
Employee severance and benefit costs	$30,047	$1,078	$(1,396)	$(8,954)	$20,775
Lease costs	64	—	—	—	64
Other related costs	846	275	(49)	(216)	856

Total	$30,957	$1,353	$(1,445)	$(9,170)	$21,695

2013 Restructuring Plan – Three Months Ended November 30, 2014

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2014
Employee severance and benefit costs	$45,246	$6,605	$(1,790)	$(16,831)	$33,230
Lease costs	18	1,961	—	—	1,979
Asset write-off costs	—	4,406	(4,406)	—	—
Other related costs	257	497	(18)	(292)	444

Total	$45,521	$13,469	$(6,214)	$(17,123)	$35,653

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months ended November 30, 2015 and 2014 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2015

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2015
EMS	$28,834	$1,236	$(1,426)	$(8,565)	$20,079
DMS	1,960	236	(19)	(561)	1,616
Other	163	(119)	—	(44)	—

Total	$30,957	$1,353	$(1,445)	$(9,170)	$21,695

2013 Restructuring Plan – Three Months Ended November 30, 2014

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2014
EMS	$35,504	$11,748	$(6,159)	$(11,525)	$29,568
DMS	8,268	(51)	(55)	(3,096)	5,066
Other	1,749	1,772	—	(2,502)	1,019

Total	$45,521	$13,469	$(6,214)	$(17,123)	$35,653

14. Business Acquisitions

Fiscal year 2016

During the three months ended November 30, 2015, the Company completed two acquisitions (Inala Technologies Limited and various legal entities collectively referred to as “Shemer Companies”) which were not deemed to be significant individually or in the aggregate. The acquired businesses expanded the Company’s capabilities in capital equipment, networking and telecommunications, and printing. The aggregate purchase price of these acquisitions totaled approximately $72.8 million in cash, which remains subject to adjustment based on review of the actual net assets of the acquisitions as of the respective closing dates.

The acquisitions have been accounted for as business combinations using the acquisition method of accounting. Assets acquired of $92.2 million, including $21.4 million in goodwill and $28.5 million in intangible assets, and liabilities assumed of $19.4 million were recorded at their estimated fair values as of the acquisition dates. The Company is currently evaluating the fair values of the assets and liabilities related to the business combinations completed during the three months ended November 30, 2015. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for inventory, property, plant and equipment, intangible assets, accrued expenses and tax adjustments. The excess of the purchase prices over the fair values of the acquired assets and assumed liabilities of $21.4 million was recorded to goodwill and was fully allocated to the EMS segment. None of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisitions of approximately $1.0 million during the three months ended November 30, 2015. The results of operations of the acquired businesses were included in the Company’s condensed consolidated financial results beginning on the date of the acquisitions. Pro forma information has not been provided as the acquisitions are not deemed to be significant individually or in the aggregate.

On November 25, 2015, the Company entered into a master purchase agreement for certain assets with various legal entities, collectively referred to as “Hanson”. Hanson is engaged in the business of manufacturing certain parts for customers in the DMS segment. Completion of this transaction, which is subject to regulatory clearance and customary closing conditions, is expected to take place during fiscal year 2016. The total purchase price is expected to be $172.5 million plus a debt assumption which will be funded from Jabil’s existing cash and credit facilities.

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

The acquisition of Plasticos has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $168.5 million, including $41.7 million in goodwill and $32.1 million in intangible assets, and liabilities assumed of $49.7 million were recorded at their estimated fair values based on the exchange rate on the date of acquisition. During the fourth quarter of fiscal year 2015, the Company recorded a step acquisition gain of $6.2 million on the previously held Plasticos equity interest of $1.6 million. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $41.7 million was recorded to goodwill. None of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on July 1, 2015. Pro forma information has not been provided as the acquisition of Plasticos is not deemed to be significant.

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

15. New Accounting Guidance

a. Recently Adopted Accounting Guidance

During the first quarter of fiscal year 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to simplify the presentation of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, as opposed to being presented as current and noncurrent. This guidance is required to be adopted for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company has early adopted this new standard, applying it prospectively, as of November 30, 2015. Prior periods were not retrospectively adjusted.

b. Recently Issued Accounting Guidance

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

During the third quarter of fiscal year 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability on the balance sheet, consistent with the presentation for debt discounts. During the fourth quarter of fiscal year 2015, the FASB issued an accounting standard to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance must be applied on a retrospective basis and is effective for the Company beginning in the first quarter of fiscal year 2017 with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

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

During the first quarter of fiscal year 2016, the FASB issued an accounting standard to simplify an acquirer’s accounting for adjustments made to provisional amounts recognized in a business combination. The guidance requires the acquirer to recognize any adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, as opposed to retrospectively applying adjustments to prior periods presented in financial statements. Thus, the acquirer will adjust its financial statements as needed, including recognizing in its current period earnings the effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted, and the update must be applied prospectively. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.

16. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months ended November 30, 2015 and 2014 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam; and (c) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

17. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter of fiscal year 2016 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2015, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Based on net revenue, for the three months ended November 30, 2015, our largest customers include Apple, Inc., Cisco Systems, Inc., LM Ericsson Telephone Company, General Electric Company, Hewlett-Packard Company, Ingenico S.A., NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the three months ended November 30, 2015, we had net revenues of approximately $5.2 billion and net income attributable to Jabil Circuit, Inc. of approximately $131.9 million.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Africa, South Korea, Spain, Taiwan, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. Our global presence is key to assessing our business opportunities.

As of September 1, 2014, we are reporting our business in the following two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

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

Summary of Results

The following table sets forth, for the three months ended November 30, 2015 and 2014, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2015	November 30, 2014
Net revenue	$5,207,977	$4,550,418
Gross profit	$483,535	$382,987
Operating income	$214,503	$144,755
Net income attributable to Jabil Circuit, Inc.	$131,885	$72,162
Net earnings per share - basic	$0.69	$0.37
Net earnings per share - diluted	$0.68	$0.37
Cash dividend per share - declared	$0.08	$0.08

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	November 30,	August 31,	May 31,	February 28,
	2015	2015	2015	2015
Sales cycle	6 days	4 days	1 day	4 days
Inventory turns (annualized)	8 turns	7 turns	7 turns	7 turns
Days in accounts receivable	29 days	28 days	25 days	27 days
Days in inventory	48 days	52 days	51 days	48 days
Days in accounts payable	71 days	76 days	75 days	71 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2015, days in accounts receivable increased 1 day to 29 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended November 30, 2015, days in inventory decreased 4 days to 48 days as compared to the prior sequential quarter due to increased sales activity. During the three months ended November 30, 2015, days in accounts payable decreased 5 days to 71 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended November 30, 2015, inventory turns, on an annualized basis, remained relatively consistent at 8 turns from the prior sequential quarter. The sales cycle was 6 days during the three months ended November 30, 2015. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

Recent Accounting Pronouncements

See Note 15 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months ended November 30, 2015 and 2014, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30,	November 30,
	2015	2014
Net revenue	100.0%	100.0%
Cost of revenue	90.7	91.6

Gross profit	9.3	8.4
Operating expenses:
Selling, general and administrative	4.8	4.7
Research and development	0.2	0.1
Amortization of intangibles	0.2	0.1
Restructuring and related charges	0.0	0.3

Operating income	4.1	3.2
Other expense	0.0	0.0
Interest income	(0.0)	(0.0)
Interest expense	0.6	0.7

Income from continuing operations before tax	3.5	2.5
Income tax expense	1.0	1.0

Income from continuing operations, net of tax	2.5	1.5

Discontinued operations:
Income from discontinued operations, net of tax	—	0.0
Loss on sale of discontinued operations, net of tax	—	(0.0)

Discontinued operations, net of tax	—	(0.0)

Net income	2.5	1.5
Net income attributable to noncontrolling interests, net of tax	0.0	0.0

Net income attributable to Jabil Circuit, Inc.	2.5%	1.5%

The Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

Net Revenue. Net revenue increased 14.5% to $5.2 billion during the three months ended November 30, 2015, compared to $4.6 billion during the three months ended November 30, 2014. Specifically, the DMS segment revenues increased 30% as a result of a 26% increase in revenues from customers within our mobility business due to strengthened end user product demand and new business and 4% growth in the consumer lifestyles and wearable technologies businesses. EMS segment revenues increased 3% due to a 5% increase in revenues from new business with existing customers within our telecommunications business, partially offset by a 2% decline spread across the remaining industries within the EMS segment.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2015	November 30, 2014
EMS	52%	58%
DMS	48%	42%

Total	100%	100%

Foreign source revenue represented 92.1% of our net revenue for the three months ended November 30, 2015 and 88.3% of net revenue for the three months ended November 30, 2014. We currently expect our foreign source revenue to decrease as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $483.5 million (9.3% of net revenue) during the three months ended November 30, 2015, compared to $383.0 million (8.4% of net revenue) during the three months ended November 30, 2014. The increase in gross profit on an absolute basis and as a percentage of net revenue is primarily due to increased revenue from certain of our existing customers within the DMS segment, as well as an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $251.5 million (4.8% of net revenue) during the three months ended November 30, 2015, compared to $214.4 million (4.7% of net revenue) during the three months ended November 30, 2014. Selling, general and administrative expenses as a percentage of net revenue remained relatively consistent with the same period of the prior fiscal year. Selling, general and administrative expenses on a gross basis increased during the three months ended November 30, 2015 as compared to the three months ended November 30, 2014 primarily due to an increase in salary and salary related expenses and other costs due to increased headcount to support the continued growth of our business.

Research and Development. Research and development expenses increased to $8.3 million (0.2% of net revenue) during the three months ended November 30, 2015, compared to $6.0 million (0.1% of net revenue) during the three months ended November 30, 2014. The increase is due to new projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangibles increased to $7.8 million during the three months ended November 30, 2015, compared to $5.6 million during the three months ended November 30, 2014. The increase is due to the definite lived intangible assets acquired in connection with the eight acquisitions that occurred during fiscal year 2015 and the first quarter of fiscal year 2016.

Restructuring and Related Charges.

2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $1.4 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months ended November 30, 2015 compared to $13.5 million during the three months ended November 30, 2014. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months ended November 30, 2015 and 2014 include cash costs of $1.1 million and $6.6 million related to employee severance and benefit costs, respectively, $0.0 million and $2.0 million related to lease costs, respectively, and $0.3 million and $0.5 million of other related costs, respectively, as well as non-cash costs of $0.0 million and $4.4 million related to asset write-off costs, respectively.

During the three months ended November 30, 2015, $9.2 million was paid related to the 2013 Restructuring Plan. At November 30, 2015, accrued liabilities of approximately $21.0 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014, 2015 and 2016 under the 2013 Restructuring Plan. The restructuring and related charges are expected to include $149.4 million of employee severance and benefit costs; $21.6 million of asset write-off costs; $3.5 million of contract termination costs and $4.5 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $151.9 million of restructuring and related costs have been recognized as of November 30, 2015. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of our fiscal years 2013, 2014, 2015, 2016 and 2017. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

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

Other Expense. Other expense remained relatively consistent at $1.8 million for the three months ended November 30, 2015 compared to $1.7 million for the three months ended November 30, 2014.

Interest Income. Interest income remained relatively consistent at $2.1 million during the three months ended November 30, 2015, compared to $1.7 million during the three months ended November 30, 2014.

Interest Expense. Interest expense remained relatively consistent at $33.0 million during the three months ended November 30, 2015, compared to $31.8 million during the three months ended November 30, 2014.

Income Tax Expense. Income tax expense reflects an effective tax rate of 27.4% for the three months ended November 30, 2015, compared to an effective tax rate of 35.2% for the three months ended November 30, 2014.

The effective tax rate for the three months ended November 30, 2015 decreased from the effective tax rate for the three months ended November 30, 2014 primarily due to the increase in income from continuing operations in low tax-rate jurisdictions during fiscal year 2016.

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months ended November 30, 2015 and 2014 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam; and (c) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30, 2015	November 30, 2014
Operating income (U.S. GAAP)	$214,503	$144,755
Amortization of intangibles	7,840	5,590
Stock-based compensation expense and related charges	24,792	18,043
Restructuring and related charges	1,353	12,257

Core operating income (Non-U.S. GAAP)	$248,488	$180,645

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$131,885	$72,162
Amortization of intangibles, net of tax	7,148	5,589
Stock-based compensation expense and related charges, net of tax	24,497	17,694
Restructuring and related charges, net of tax	1,353	11,948
Income from discontinued operations, net of tax	—	(853)
Loss on sale of discontinued operations, net of tax	—	1,611

Core earnings (Non-U.S. GAAP)	$164,883	$108,151

Earnings per share (U.S. GAAP):
Basic	$0.69	$0.37

Diluted	$0.68	$0.37

Core earnings per share (Non-U.S. GAAP):
Basic	$0.87	$0.56

Diluted	$0.85	$0.55

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	190,355	193,502

Diluted	193,243	195,314

Core operating income increased 37.6% to $248.5 million during the three months ended November 30, 2015, compared to $180.6 million during the three months ended November 30, 2014. Core earnings increased 52.5% to $164.9 million during the three months ended November 30, 2015, compared to $108.2 million during the three months ended November 30, 2014. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014.”

Acquisitions and Expansion

As discussed in Note 14 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed two acquisitions during the three months ended November 30, 2015 and six acquisitions during the fiscal year ended August 31, 2015. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

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

Liquidity and Capital Resources

At November 30, 2015, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the three months ended November 30, 2015 and 2014 (in thousands):

	Three months ended
	November 30, 2015	November 30, 2014
Net cash provided by operating activities	$145,229	$189,101
Net cash used in investing activities	(344,132)	(190,312)
Net cash provided by (used in) financing activities	414,390	(66,668)
Effect of exchange rate changes on cash and cash equivalents	894	(10,866)

Net increase (decrease) in cash and cash equivalents	$216,381	$(78,745)

Net cash provided by operating activities during the three months ended November 30, 2015 was approximately $145.2 million. This resulted primarily from net income of $131.9 million, $161.4 million in non-cash depreciation and amortization expense, a $112.6 million increase in accounts payable, accrued expenses and other liabilities, $24.8 million of recognized stock-based compensation expense and related charges and a $11.7 million decrease in inventories; which were partially offset by a $205.9 million increase in accounts receivable and a $84.2 million increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments as well as advanced deposits made from customers. The decrease in inventories was primarily due to increased sales levels in the first quarter of fiscal year 2016. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels. The increase in prepaid expenses and other current assets was primarily due to increases in refundable value-added taxes and increases in the deferred purchase price receivable under our asset-backed securitization programs due to an increase in receivables sold to the unaffiliated conduits and financial institutions.

Net cash used in investing activities during the three months ended November 30, 2015 was $344.1 million. This consisted primarily of capital expenditures of $252.1 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades, $67.3 million of cash paid for business acquisitions, net of cash received and $27.5 million of cash paid for the issuance of notes receivable.

Net cash provided by financing activities during the three months ended November 30, 2015 was $414.4 million. This resulted from our receipt of approximately $2.0 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $1.5 billion of borrowings under the Revolving Credit Facility and $500.0 million under the Term Loan Facility. This was offset by repayments in an aggregate amount of approximately $1.5 billion, which primarily included an aggregate of $1.5 billion of repayments under the Revolving Credit Facility. In addition, during the three months ended November 30, 2015 we paid $54.6 million, including commissions, to repurchase 2,794,929 of our common shares, we paid $16.5 million in dividends to stockholders and we paid $10.3 million (the equivalent of 443,644 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $10.3 million of employee-owned common stock related to this vesting).

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

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 20, 2017, are available at any one time. Net cash proceeds up to a maximum of $175.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018, are available at any one time.

In connection with our asset-backed securitization programs, at November 30, 2015, we sold $824.2 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $372.6 million and a deferred purchase price receivable. At November 30, 2015, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $451.6 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that was amended during the first quarter of fiscal year 2016 to increase the uncommitted capacity from $450.0 million to $650.0 million and to extend the expiration date to November 1, 2016, although any party may elect to terminate the agreement upon 15 days prior notice. The $650.0 million trade accounts receivable sale program will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2016. The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on November 1, 2016 (as the agreement was automatically extended on November 1, 2015), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months ended November 30, 2015, we sold $1.4 billion of trade accounts receivable under these programs and we received cash proceeds of $1.4 billion.

Notes payable, long-term debt and capital lease obligations outstanding at November 30, 2015 and August 31, 2015 are summarized below (in thousands):

	November 30,	August 31,
	2015	2015
7.750% Senior Notes due 2016	$310,808	$310,378
8.250% Senior Notes due 2018	399,142	399,047
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	124	323
Borrowings under loans (a)	527,951	30,410
Capital lease obligations	27,251	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	1,483	2,077

Total notes payable, long-term debt and capital lease obligations	2,166,759	1,670,391
Less current installments of notes payable, long-term debt and capital lease obligations	348,312	323,833

Notes payable, long-term debt and capital lease obligations, less current installments	$1,818,447	$1,346,558

(a)	On July 6, 2015, we entered into an amended and restated senior unsecured five year credit agreement. The credit agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and a $500.0 million five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). On September 22, 2015, we borrowed $500.0 million against the Term Loan Facility.

At November 30, 2015 and August 31, 2015, we were in compliance with all covenants under the Credit Facility and our asset-backed securitization programs.

Uses

At November 30, 2015, we had approximately $1.1 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $896.1 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

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

In the fourth quarter of fiscal year 2015, our Board of Directors authorized the repurchase of $100.0 million of our common shares during the twelve month period following their authorization. During the three months ended November 30, 2015, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

On October 14, 2015 our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record November 16, 2015. Of the total cash dividend declared on October 14, 2015 of $15.9 million, $15.2 million was paid on December 1, 2015. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $175.0 million foreign asset-backed securitization program is scheduled to expire on May 1, 2018. We may be unable to renew either of these programs. The $650.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2016 to increase the uncommitted capacity from $450.0 million to $650.0 million and to extend the expiration date to November 1, 2016, although any party may elect to terminate the agreement upon 15 days prior notice. The $650.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2016. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2016 (as the agreement was automatically extended on November 1, 2015), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of November 30, 2015 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$2,165,276	$346,829	$492,929	$402,768	$922,750
Future interest on notes payable, long-term debt and capital lease obligations (b)	444,283	105,043	163,163	109,556	66,521
Operating lease obligations	456,531	99,119	137,590	93,883	125,939
Non-cancelable purchase order obligations (c)	157,743	145,517	12,226	—	—
Pension and postretirement contributions and payments (d)	9,636	3,910	916	1,219	3,591

Total contractual cash obligations (e)	$3,233,469	$700,418	$806,824	$607,426	$1,118,801

(a)	The above table excludes a $1.5 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	At November 30, 2015, our notes payable, long-term debt and capital lease obligations pay interest at predominantly fixed rates.

(c)	Consists of purchase commitments entered into as of November 30, 2015 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized nine month period following the first quarter of fiscal year 2016 and the expected benefit payments for unfunded pension and postretirement plans through 2025. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded when paid.
(e)	At November 30, 2015, we have $2.4 million and $102.1 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At November 30, 2015, except for certain foreign currency contracts with a notional amount outstanding of $355.2 million and a fair value of $4.7 million recorded in prepaid expenses and other current assets and $8.9 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at November 30, 2015 that are not designated as accounting hedges was $1.6 billion. The fair values of these contracts amounted to a $11.6 million asset recorded in prepaid expenses and other current assets and a $12.4 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with eight months being the maximum term of the contracts outstanding at November 30, 2015. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of November 30, 2015, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2015, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At November 30, 2015, the hedge accounting adjustment recorded is $1.5 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $500.1 million in borrowings outstanding under these facilities at November 30, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2015. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2015, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended November 30, 2015, our five largest customers accounted for approximately 55% of our net revenue and 72 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. If any of those customers experiences a decline in the demand (anticipated or unanticipated) for one or more of its products due to economic or other forces, it may reduce its purchases from us or terminate its relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a smaller number of customers. A significant reduction in sales to any of our customers or the exercising by certain customers of pricing and margin pressure on us, which reduction or exercise have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations. Also, a deterioration in the payment experience with, or credit quality of, any of our significant customers could have a material adverse effect on our results of operations. In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could happen again in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) or a reduction in manufacturing services ordered from us can result in one or more of the following adverse effects on our business: a decline in revenue; less revenue to absorb fixed costs and overhead; severance costs; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days that products remain in inventory and an increase in days that accounts receivable remain outstanding. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification obligation. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experiences a decline in demand (anticipated or unanticipated), the applicable customer may reduce its purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

We may be operating at a cost disadvantage compared to competitors who (a) have greater direct buying power from component suppliers, distributors and raw material suppliers, (b) have lower cost structures as a result of their geographic location or the services they provide, (c) are willing to make sales or provide services at lower margins than we do (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business) or (d) have increased their vertical capabilities, thereby potentially providing them greater cost savings. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance and improved pricing. In addition, due to the price sensitive nature of our industry, business that we acquire or maintain may have lower margins than our historical or target margins. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share.

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

Credit market turmoil could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; the lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 6, 2015 which provides for a revolving credit facility (the “Revolving Credit Facility”) and a five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”); and the lenders under various of our foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under the Revolving Credit Facility would be adversely affected. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $175.0 million foreign asset-backed securitization program expiring on May 1, 2018, our $650.0 million uncommitted trade accounts receivable sale program expiring on November 1, 2016 (though either party can elect to terminate the agreement upon 15 days prior notice and the agreement will be automatically extended each year through August 31, 2017 unless any party gives no less than 30 days prior notice that the agreement should not be extended), our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2016, or our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2016 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended), the effects of the credit market turmoil could negatively impact our ability to renew or obtain such financing. Finally, credit market turmoil has negatively impacted certain of our customers and certain of their respective customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

Our business could be adversely affected by any delays, or increased costs, resulting from issues that our common carriers are dealing with in transporting our materials, our products, or both.

We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, increased energy prices, criminal activity or some other issue, could result in shipping delays in both our products and receiving delays of raw materials, increased costs, or other supply chain disruptions, and could therefore have a negative impact on our ability to deliver products to customers on a competitive and timely basis and a material adverse effect on our operations. For example, the recent West Coast port stoppage resulted in delays in receiving certain components needed for our products, in turn delaying shipments by us.

We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived 92.1% of net revenue from international operations during the three months ended November 30, 2015 compared to 88.3% during the three months ended November 30, 2014. At November 30, 2015, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Ottawa, Canada; Beijing, Chengdu, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuhan, Wuxi, Yantai and Zhejiang, China; Kankaanpaa and Tampere, Finland; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai, Pune and Ranjangaon, India; Bray and Waterford, Ireland; Misgav, Tel Aviv and Yokneam, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Kwidzyn, Poland; Moscow and Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Johannesburg, South Africa; Seoul, South Korea; Tortosa, Spain; Changhua, Hsinchu, Taichung City and Taipei, Taiwan; Venray, The Netherlands; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

Areas of our business at times experience periods of rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; efficiently and effectively dedicate resources to existing customers; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to train, motivate and manage our employees. Our failure to effectively manage growth, as well as our failure to realize the anticipated benefits of the actions we take to try to manage our growth, could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014 and Note 13 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

Many of the markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire, retain and expand our qualified engineering and technical personnel;

•	maintain and continually improve our technological expertise;

•	develop and market manufacturing services that meet changing customer needs; and

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will maintain or develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment and the offering of new or additional services to our customers may require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we establish or acquire, we may not be able to establish and maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our operations.

We and our customers are subject to increasingly extensive government regulations and industry standards; a failure to comply with current and future regulations and standards could have an adverse effect on our business, customer relationships, reputation and profitability.

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

We have addressed several other specific laws and regulations within various risk factors elsewhere in this section.

If our manufacturing sites, processes and services do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline, our reputation may be damaged and we may be subject to liability claims.

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

Providing manufacturing services can expose us to potential claims that products, designs or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve, and have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such licenses on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending infringement claims, and such discontinuance may result in a significant decrease in our business and/or could have a material adverse effect on our results of operations and financial position. The risks described in this Risk Factor may be heightened in connection with our customer relationships with emerging companies.

Our design services and turnkey solutions offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.

We continue our efforts to offer certain design services, primarily relating to products that we manufacture for our customers. We also offer turnkey solutions that include the design and manufacture of end-user products, and product components, as well as related services. Providing such turnkey solutions or other design solutions can expose us to different or greater potential liabilities than those we face when providing just manufacturing services, including an increase in exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or supply, or materials or components we use, infringe third party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such a license on reasonable terms or at all. When providing turnkey solutions or other design solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products or provide services. No revenue may be generated from these efforts, particularly if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may also have the responsibility to ensure that products we design or offer satisfy certain standards, like safety and regulatory standards, and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation and could have a material adverse effect on our results of operations and financial position.

In our contracts with turnkey solutions customers, we generally provide them with a warranty against defects in our designs. If a turnkey solutions product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Warranty claims may also extend to defects caused by components or materials used in the products, including components and materials provided to us by our suppliers. Although we have product liability insurance coverage, it may not be adequate or may not continue to be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which we are not ultimately indemnified for, could have a material adverse effect on our results of operations and financial position. Moreover, even if the claim relates to a defect caused by a supplier, we may not be able to get an adequate remedy from the supplier.

The success of certain aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights.

In certain circumstances, we strive to obtain and protect certain intellectual property rights related to solutions, designs, processes and products that we create. We believe that obtaining a significant level of protected proprietary technology may give us a competitive advantage. However, we cannot be certain that the measures that we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our solutions, designs, processes and products, this could reduce or eliminate competitive advantages of our proprietary technology, which would harm our business and could have a material adverse effect on our results of operations and financial position.

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

Products we manufacture and/or services we provide may infringe the intellectual property rights of third parties, some of who may hold key intellectual property rights in areas in which we operate. Some of these third parties may compete with us, our suppliers or our customers. Some of these third parties may not actively provide competing products or services. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions or design services in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against our customers, our suppliers or us for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims. In the event of a claim, we may be required to spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all. We, our suppliers or our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business, and could have a material adverse effect on our results of operations and financial position.

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

We establish strategic goals and ethical conduct policies. We are subject to risks if our officers and managers act inconsistently with our strategic goals or violate such ethical conduct policies. We are also subject to the risk that current and former officers, managers and skilled personnel could violate the terms of our confidentiality policies and procedures or proprietary information agreements with us which require them to keep confidential and not to use for their benefit information obtained in the course of their employment with us. Should a key current or former employee use or disclose such information, including information concerning our customers, pricing, capabilities or strategy, our ability to obtain new customers and to compete could be adversely impacted. In addition, our adoption of certain third-party standards could adversely affect our ability to attract and retain employees in jurisdictions where these standards vary from prevailing local customs and practices.

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

We are subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments or those relating to the recycling or reuse of products we manufacture. If we fail to comply with any present or future regulations or timely obtain any needed permits, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. At times, we have been unable to timely obtain certain permits, although we have been able to address those circumstances without any material adverse impact. There can be no assurance, however, that any future inability to timely obtain permits would not materially adversely affect us. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.

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

As of November 30, 2015, our debt obligations consisted of $312.0 million under our 7.750% Senior Notes, $400.0 million under our 8.250% Senior Notes, $400.0 million under our 5.625% Senior Notes, $500.0 million under our 4.700% Senior Notes and $500.0 million under the Term Loan Facility. As of November 30, 2015, there was $555.3 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the automotive, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale, and printing industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

The Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods. As another example, significant changes to the revenue recognition rules have been enacted and will apply to us beginning in fiscal year 2019.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2015:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number		Shares Purchased	Yet Be Purchased
	of Shares	Average Price	as Part of Publicly	Under the Program
Period	Purchased(1)	Paid per Share	Announced Program(2)	(in thousands)
September 1, 2015 – September 30, 2015	2,770,151	$19.48	2,770,124	$539,280
October 1, 2015 – October 31, 2015	463,187	$23.08	24,805	$—
November 1, 2015 – November 30, 2015	5,235	$25.19	—	$—

Total	3,238,573	$20.01	2,794,929	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In July 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares during the twelve month period following their authorization. During the three months ended November 30, 2015, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(8)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(3)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(4)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(5)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(6)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(7)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(5)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU4).

10.2(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU4).

10.3(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer4).

10.4(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – EU).

10.5(9)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – Non-EU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) for the fiscal quarter ended May 31, 2015.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

Date: January 6, 2016	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: January 6, 2016	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.