Form 10-Q
period 2016-02-29
JABIL CIRCUIT INC
filed 2016-04-05
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

As of March 28, 2016, there were 191,187,666 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 29, 2016 (Unaudited)	August 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$883,218	$913,963
Accounts receivable, net of allowance for doubtful accounts of $11,412 at February 29, 2016 and $11,663 at August 31, 2015	1,449,338	1,467,247
Inventories	2,293,024	2,507,264
Prepaid expenses and other current assets	939,643	898,790
Deferred income taxes	—	79,045

Total current assets	5,565,223	5,866,309
Property, plant and equipment, net of accumulated depreciation of $2,464,917 at February 29, 2016 and $2,239,422 at August 31, 2015	3,180,042	2,804,333
Goodwill	597,292	462,382
Intangible assets, net of accumulated amortization of $212,221 at February 29, 2016 and $195,864 at August 31, 2015	299,144	283,536
Deferred income taxes	148,692	85,169
Other assets	107,809	101,478

Total assets	$9,898,202	$9,603,207

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$538,294	$323,833
Accounts payable	3,020,794	3,663,264
Accrued expenses	1,813,846	1,685,589
Deferred income taxes	—	2,455

Total current liabilities	5,372,934	5,675,141
Notes payable, long-term debt and capital lease obligations, less current installments	1,811,220	1,346,558
Other liabilities	66,527	67,951
Income tax liabilities	109,386	96,379
Deferred income taxes	52,921	82,167

Total liabilities	7,412,988	7,268,196

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 249,040,439 and 246,680,008 shares issued and 191,187,666 and 192,068,068 shares outstanding at February 29, 2016 and August 31, 2015, respectively	249	247
Additional paid-in capital	2,011,081	1,955,104
Retained earnings	1,648,119	1,468,910
Accumulated other comprehensive loss	(69,011)	(50,854)
Treasury stock at cost, 57,852,773 and 54,611,940 shares at February 29, 2016 and August 31, 2015, respectively	(1,123,447)	(1,058,551)

Total Jabil Circuit, Inc. stockholders’ equity	2,466,991	2,314,856
Noncontrolling interests	18,223	20,155

Total equity	2,485,214	2,335,011

Total liabilities and equity	$9,898,202	$9,603,207

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net revenue	$4,403,594	$4,309,323	$9,611,571	$8,859,741
Cost of revenue	4,004,161	3,941,504	8,728,603	8,108,935

Gross profit	399,433	367,819	882,968	750,806
Operating expenses:
Selling, general and administrative	224,905	210,326	476,451	424,705
Research and development	8,465	6,501	16,757	12,506
Amortization of intangibles	8,599	5,783	16,439	11,373
Restructuring and related charges	2,535	20,358	3,888	32,616

Operating income	154,929	124,851	369,433	269,606
Other expense	2,167	1,665	3,933	3,359
Interest income	(2,287)	(1,916)	(4,351)	(3,617)
Interest expense	34,262	32,048	67,297	63,888

Income from continuing operations before tax	120,787	93,054	302,554	205,976
Income tax expense	42,354	35,272	92,206	75,061

Income from continuing operations, net of tax	78,433	57,782	210,348	130,915

Discontinued operations:
Loss from discontinued operations, net of tax	—	(4,562)	—	(3,709)
Loss on sale of discontinued operations, net of tax	—	(947)	—	(2,557)

Discontinued operations, net of tax	—	(5,509)	—	(6,266)

Net income	78,433	52,273	210,348	124,649
Net (loss) income attributable to noncontrolling interests, net of tax	(497)	321	(467)	535

Net income attributable to Jabil Circuit, Inc.	$78,930	$51,952	$210,815	$124,114

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.
Basic:
Income from continuing operations, net of tax	$0.41	$0.30	$1.11	$0.67

Discontinued operations, net of tax	$0.00	$(0.03)	$0.00	$(0.03)

Net income	$0.41	$0.27	$1.11	$0.64

Diluted:
Income from continuing operations, net of tax	$0.41	$0.29	$1.09	$0.67

Discontinued operations, net of tax	$0.00	$(0.03)	$0.00	$(0.03)

Net income	$0.41	$0.27	$1.09	$0.63

Weighted average shares outstanding:
Basic	190,957	193,561	190,656	193,531

Diluted	193,294	195,473	193,429	195,534

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income	$78,433	$52,273	$210,348	$124,649
Other comprehensive income:
Foreign currency translation adjustment	(3,625)	(46,903)	(24,167)	(81,609)
Changes in fair value of derivative instruments, net of tax	(12,904)	(8,406)	(13,813)	(10,358)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	11,886	4,388	22,950	4,072
Unrealized (loss) gain on available for sale securities	(4,836)	633	(3,127)	355

Total other comprehensive loss	(9,479)	(50,288)	(18,157)	(87,540)

Comprehensive income	$68,954	$1,985	$192,191	$37,109
Comprehensive (loss) income attributable to noncontrolling interests	(497)	321	(467)	535

Comprehensive income attributable to Jabil Circuit, Inc.	$69,451	$1,664	$192,658	$36,574

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated
			Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Earnings	Loss	Stock	Interests	Equity
Balance at August 31, 2015	192,068,068	$247	$1,955,104	$1,468,910	$(50,854)	$(1,058,551)	$20,155	$2,335,011
Shares issued upon exercise of stock options	19,109	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	594,044	—	10,660	—	—	—	—	10,660
Vesting of restricted stock awards	1,747,278	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(445,904)	—	—	—	—	(10,329)	—	(10,329)
Treasury shares purchased	(2,794,929)	—	—	—	—	(54,567)	—	(54,567)
Recognition of stock-based compensation	—	—	45,060	—	—	—	—	45,060
Excess tax benefit of stock awards	—	—	259	—	—	—	—	259
Declared dividends	—	—	—	(31,606)	—	—	—	(31,606)
Comprehensive income	—	—	—	210,815	(18,157)	—	(467)	192,191
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	35	35

Balance at February 29, 2016	191,187,666	249	$2,011,081	$1,648,119	$(69,011)	$(1,123,447)	$18,223	$2,485,214

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 29,	February 28,
	2016	2015
Cash flows from operating activities:
Net income	$210,348	$124,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,301	249,441
Recognition of stock-based compensation expense and related charges	45,060	32,982
Deferred income taxes	(22,940)	(1,370)
Loss on sale of property, plant and equipment	11,633	12,185
Other, net	4,072	17,044
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	20,027	(97,859)
Inventories	223,140	(112,993)
Prepaid expenses and other current assets	(17,010)	105,311
Other assets	(3,486)	24,067
Accounts payable, accrued expenses and other liabilities	(727,749)	171,968

Net cash provided by operating activities	72,396	525,425

Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of cash	—	9,663
Acquisition of property, plant and equipment	(456,028)	(468,207)
Proceeds from sale of property, plant and equipment	7,196	4,629
Cash paid for business and intangible asset acquisitions, net of cash	(206,670)	(11,897)
Issuance of notes receivable	(28,500)	—
Other, net	(5,250)	4,894

Net cash used in investing activities	(689,252)	(460,918)

Cash flows from financing activities:
Borrowings under debt agreements	3,404,241	3,352,676
Payments toward debt agreements	(2,726,027)	(3,358,147)
Payments to acquire treasury stock	(54,567)	(40,040)
Dividends paid to stockholders	(31,795)	(32,078)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	10,660	8,999
Treasury stock minimum tax withholding related to vesting of restricted stock	(10,329)	(6,921)
Other, net	(1,238)	62

Net cash provided by (used in) financing activities	590,945	(75,449)

Effect of exchange rate changes on cash and cash equivalents	(4,834)	(22,893)

Net decrease in cash and cash equivalents	(30,745)	(33,835)
Cash and cash equivalents at beginning of period	913,963	1,000,249

Cash and cash equivalents at end of period	$883,218	$966,414

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2015. Results for the six month period ended February 29, 2016 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2016.

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

For all periods presented, the operating results associated with this business have been reclassified into loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Net revenue	$—	$3,634	$—	$14,624

Loss from discontinued operations, before tax	$—	(4,571)	$—	(3,707)
Income tax (benefit) expense	—	(9)	—	2

Loss from discontinued operations, net of tax	$—	$(4,562)	$—	$(3,709)

Loss on sale of discontinued operations, before tax	$—	$(372)	$—	$(1,982)
Income tax expense	—	575	—	575

Loss on sale of discontinued operations, net of tax	$—	$(947)	$—	$(2,557)

Discontinued operations, net of tax	$—	$(5,509)	$—	$(6,266)

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

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Numerator:
Income from continuing operations, net of tax	$78,433	$57,782	$210,348	$130,915
Net (loss) income attributable to noncontrolling interests, net of tax	(497)	321	(467)	535

Income from continuing operations attributable to Jabil Circuit, Inc., net of tax	78,930	57,461	210,815	130,380
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	—	(5,509)	—	(6,266)

Net income attributable to Jabil Circuit, Inc.	$78,930	$51,952	$210,815	$124,114

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	190,957	193,561	190,656	193,531

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	109	99	141	70
Dilutive unvested restricted stock awards	2,228	1,813	2,632	1,933

Denominator for diluted earnings per share	193,294	195,473	193,429	195,534

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.
Basic:
Income from continuing operations, net of tax	$0.41	$0.30	$1.11	$0.67

Discontinued operations, net of tax	$0.00	$(0.03)	$0.00	$(0.03)

Net income	$0.41	$0.27	$1.11	$0.64

Diluted:
Income from continuing operations, net of tax	$0.41	$0.29	$1.09	$0.67

Discontinued operations, net of tax	$0.00	$(0.03)	$0.00	$(0.03)

Net income	$0.41	$0.27	$1.09	$0.63

For the three months and six months ended February 29, 2016, options to purchase 2,157,753 and 1,823,162 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and six months ended February 28, 2015, options to purchase 3,889 and 438,731 shares of common stock, respectively, and 3,662,024 and 3,712,421 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 29, 2016 and February 28, 2015 (in thousands, except for per share data):

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
Fiscal Year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	0.08	15,947	February 16, 2016	March 1, 2016

Fiscal Year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	0.08	16,020	February 13, 2015	March 2, 2015

4. Inventories

Inventories consist of the following (in thousands):

	February 29, 2016	August 31, 2015
Raw materials	$1,294,239	$1,300,559
Work in process	556,510	714,237
Finished goods	442,275	492,468

Total inventories	$2,293,024	$2,507,264

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $20.3 million and $45.1 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2016, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $0.6 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2016, respectively. The Company recorded $15.0 million and $33.0 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2015, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.1 million and $0.5 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2015, respectively.

The following table summarizes shares available for grant and stock appreciation rights (“SARS”) activity from August 31, 2015 through February 29, 2016:

					Weighted-
				Weighted-	Average
	Shares		Average	Average	Remaining
	Available	SARS	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at August 31, 2015	8,376,072	3,760,871	$492,060	$26.60	1.53
SARS canceled	1,141,498	(1,141,498)		$29.93
Restricted stock awards granted, net of forfeitures (a)	(4,870,808)	—
SARS exercised	—	(135,910)		$20.92

Balance at February 29, 2016	4,646,762	2,483,463	$949	$25.37	1.62

Exercisable at February 29, 2016		2,483,463	$949	$25.37	1.62

(a)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2015 through February 29, 2016:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested balance at August 31, 2015	11,931,585	$19.44
Changes during the period
Shares granted (a)	5,318,590	$24.08
Shares vested	(1,747,278)	$19.16
Shares forfeited	(447,782)	$20.25

Unvested balance at February 29, 2016	15,055,115	$21.09

(a)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based, performance-based and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the six months ended February 29, 2016 and February 28, 2015, the Company awarded approximately 2.6 million and 2.7 million time-based restricted stock units, respectively, 1.3 million and 1.7 million performance-based restricted stock units, respectively and 0.4 million and 0.0 million market-based stock units, respectively.

At February 29, 2016, there was $103.1 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 29, 2016, the Company’s five largest customers accounted for approximately 53% of its net revenue and 78 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following tables set forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net revenue
EMS	$2,657,262	$2,625,871	$5,381,676	$5,259,388
DMS	1,746,332	1,683,452	4,229,895	3,600,353

	$4,403,594	$4,309,323	$9,611,571	$8,859,741

Segment income and reconciliation of income before tax
EMS	$84,692	$54,733	$167,957	$117,315
DMS	101,639	111,227	266,863	229,291

Total segment income	$186,331	$165,960	$434,820	$346,606

Reconciling items:
Amortization of intangibles	8,599	5,783	16,439	11,373
Stock-based compensation expense and related charges	20,268	14,968	45,060	33,011
Restructuring and related charges	2,535	20,358	3,888	32,616
Other expense	2,167	1,665	3,933	3,359
Interest income	(2,287)	(1,916)	(4,351)	(3,617)
Interest expense	34,262	32,048	67,297	63,888

Income from continuing operations before tax	$120,787	$93,054	$302,554	$205,976

	February 29, 2016	August 31, 2015
Total assets
EMS	$2,675,437	$2,865,172
DMS	4,674,963	4,241,699
Other non-allocated assets	2,547,802	2,496,336

	$9,898,202	$9,603,207

As of February 29, 2016, the Company operated in 28 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 90.3% and 91.3% of net revenue during the three months and six months ended February 29, 2016, respectively, compared to 86.7% and 87.5% of net revenue during the three months and six months ended February 28, 2015, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at February 29, 2016 and August 31, 2015 are summarized below (in thousands):

	February 29, 2016	August 31, 2015
7.750% Senior Notes due 2016	$311,237	$310,378
8.250% Senior Notes due 2018	399,237	399,047
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	190,064	323
Borrowings under loans(a)	519,402	30,410
Capital lease obligations	28,684	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	890	2,077

Total notes payable, long-term debt and capital lease obligations	2,349,514	1,670,391
Less current installments of notes payable, long-term debt and capital lease obligations	538,294	323,833

Notes payable, long-term debt and capital lease obligations, less current installments	$1,811,220	$1,346,558

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $317.8 million, $442.9 million, $419.7 million and $490.8 million, respectively, at February 29, 2016. The fair value estimates are based upon observable market data (Level 2 criteria).

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

During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At February 29, 2016, the VIE had approximately $23.7 million of total assets, of which approximately $23.4 million was comprised of a note receivable due from the Company, and approximately $23.2 million of total liabilities, of which approximately $23.2 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $23.2 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 29, 2016 and February 28, 2015 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $1.9 billion and $3.8 billion of eligible trade accounts receivable during the three months and six months ended February 29, 2016, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $3.4 billion during the three months and six months ended February 29, 2016, respectively, (of which approximately $3.0 million represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. The Company sold $1.8 billion and $3.7 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2015, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $3.3 billion during the three months and six months ended February 28, 2015, respectively, (of which approximately $3.6 million and $5.9 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At February 29, 2016 and February 28, 2015, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $437.7 million and $420.5 million, respectively.

The Company recognized pre-tax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.2 million and $2.2 million during the three months and six months ended February 29, 2016, respectively, and approximately $0.7 million and $1.6 million during the three months and six months ended February 28, 2015, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

During the three months and six months ended February 29, 2016, the Company sold $0.9 billion and $2.3 billion of trade accounts receivable under these programs, respectively, compared to $0.5 billion and $1.0 billion during three months and six months ended February 28, 2015, respectively. In exchange, the Company received cash proceeds of $0.9 billion and $2.3 billion during the three months and six months ended February 29, 2016, respectively, compared to $0.5 billion and $1.0 billion during three months and six months ended February 28, 2015, respectively. The resulting losses on the sales of trade accounts receivable during the three months and six months ended February 29, 2016 and February 28, 2015 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2015 to February 29, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized (Loss) Gain on Available for Sale Securities	Total
Balance at August 31, 2015	$6,666	$(12,033)	$(30,624)	$1,054	$(15,917)	$(50,854)
Other comprehensive loss before reclassifications	(24,167)	(13,813)	—	—	(3,127)	(41,107)
Amounts reclassified from AOCI	—	22,950	—	—	—	22,950

Other comprehensive (loss) income	(24,167)	9,137	—	—	(3,127)	(18,157)

Balance at February 29, 2016	$(17,501)	$(2,896)	$(30,624)	$1,054	$(19,044)	$(69,011)

The portions of AOCI reclassified into earnings during the three months and six months ended February 29, 2016 and February 28, 2015 were not material, and were classified as components of net revenue, cost of revenue, selling, general and administrative expense and interest expense. The tax benefit (expense) on the derivative instruments component of AOCI, including reclassification adjustments, is not material for the three months and six months ended February 29, 2016. There was no tax benefit (expense) on the foreign currency translation adjustment and the unrealized (loss) gain on available for sale securities components of AOCI, including reclassification adjustments, for the three months and six months ended February 29, 2016.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and six months ended February 29, 2016 and February 28, 2015 (in thousands):

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Service cost	$218	$265	$440	$547
Interest cost	1,217	1,415	2,485	2,883
Expected long-term return on plan assets	(1,397)	(1,470)	(2,860)	(2,991)
Recognized actuarial loss	260	497	526	1,012
Amortization of prior service cost	(34)	(38)	(69)	(79)

Net periodic benefit cost	$264	$669	$522	$1,372

During the six months ended February 29, 2016, the Company made contributions of approximately $1.7 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $2.9 million and $3.7 million to its funded pension plans during the fiscal year ended August 31, 2016.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $434.1 million and $615.1 million at February 29, 2016 and August 31, 2015, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2016 and November 30, 2016.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 29, 2016 and August 31, 2015, was $1.5 billion and $1.8 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 29, 2016, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	13,521	—	$13,521

Liabilities:
Forward foreign exchange contracts	—	(21,327)	—	(21,327)

Total	$—	(7,806)	—	$(7,806)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 29, 2016 and August 31, 2015 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at February 29, 2016	Fair Value at August 31, 2015	Balance Sheet Location	Fair Value at February 29, 2016	Fair Value at August 31, 2015
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,933	$267	Accrued expenses	$7,473	$16,509

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$11,588	$5,525	Accrued expenses	$13,854	$29,529

As of February 29, 2016 and August 31, 2015, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months and six months ended February 29, 2016 and February 28, 2015. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.2 million in amortization as a reduction to interest expense during the six months ended February 29, 2016. At February 29, 2016 and August 31, 2015, the unamortized hedge accounting adjustment recorded is $0.9 million and $2.1 million, respectively, in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months and six months ended February 29, 2016 and February 28, 2015 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

During the second quarter of fiscal year 2016, the Company entered into a series of treasury rate lock transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The treasury rate locks have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The treasury rate locks are scheduled to expire on July 15, 2016. If the anticipated debt issuance occurs before July 15, 2016, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the treasury rate locks are recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI.

13. Restructuring and Related Charges

2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $2.5 million and $3.9 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 29, 2016, respectively, compared to $20.6 million and $34.1 million during the three months and six months ended February 28, 2015, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and six months ended February 29, 2016 include cash costs of $2.5 million and $3.6 million related to employee severance and benefit costs, respectively, and $0.0 million and $0.3 million of other related costs, respectively. The restructuring and related charges during the three months and six months ended February 28, 2015 include cash costs of $18.6 million and $25.2 million related to employee severance and benefit costs, respectively, $0.8 million and $2.8 million related to lease costs, respectively, and $0.6 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $0.6 million and $5.0 million related to asset write-off costs, respectively.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013 through 2017 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $154.4 million of restructuring and related costs have been recognized. Of the $154.4 million recognized to date, $116.5 million was allocated to the EMS segment, $29.0 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013 through 2017. The remaining $24.6 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and six months ended February 29, 2016 and February 28, 2015 (in thousands):

2013 Restructuring Plan – Three Months Ended February 29, 2016

	Liability Balance at November 30, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
Employee severance and benefit costs	$20,775	$2,467	$586	$(5,713)	$18,115
Lease costs	64	—	—	—	64
Other related costs	856	68	27	(80)	871

Total	$21,695	$2,535	$613	$(5,793)	$19,050

2013 Restructuring Plan – Six Months Ended February 29, 2016

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
Employee severance and benefit costs	$30,047	$3,545	$(810)	$(14,667)	$18,115
Lease costs	64	—	—	—	64
Other related costs	846	343	(22)	(296)	871

Total	$30,957	$3,888	$(832)	$(14,963)	$19,050

2013 Restructuring Plan – Three Months Ended February 28, 2015

	Liability Balance at November 30, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2015
Employee severance and benefit costs	$33,230	$18,597	$(2,121)	$(13,550)	$36,156
Lease costs	1,979	816	(26)	(366)	2,403
Asset write-off costs	—	581	(581)	—	—
Other related costs	444	646	(45)	(139)	906

Total	$35,653	$20,640	$(2,773)	$(14,055)	$39,465

2013 Restructuring Plan – Six Months Ended February 28, 2015

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2015
Employee severance and benefit costs	$45,246	$25,202	$(3,911)	$(30,381)	$36,156
Lease costs	18	2,777	(26)	(366)	2,403
Asset write-off costs	—	4,987	(4,987)	—	—
Other related costs	257	1,143	(63)	(431)	906

Total	$45,521	$34,109	$(8,987)	$(31,178)	$39,465

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and six months ended February 29, 2016 and February 28, 2015 (in thousands):

2013 Restructuring Plan – Three Months Ended February 29, 2016

	Liability Balance at November 30, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
EMS	$20,079	$1,757	$603	$(5,324)	$17,115
DMS	1,616	778	10	(469)	1,935

Total	$21,695	$2,535	$613	$(5,793)	$19,050

2013 Restructuring Plan – Six Months Ended February 29, 2016

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
EMS	$28,834	2,993	(823)	(13,889)	$17,115
DMS	1,960	1,014	(9)	(1,030)	1,935
Other	163	(119)	—	(44)	—

Total	$30,957	$3,888	$(832)	$(14,963)	$19,050

2013 Restructuring Plan – Three Months Ended February 28, 2015

	Liability Balance at November 30, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2015
EMS	$29,568	$20,102	$(2,682)	$(11,630)	$35,358
DMS	5,066	475	(91)	(1,749)	3,701
Other	1,019	63	—	(676)	406

Total	$35,653	$20,640	$(2,773)	$(14,055)	$39,465

2013 Restructuring Plan – Six Months Ended February 28, 2015

	Liability Balance at August 31, 2014	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2015
EMS	$35,504	$31,850	$(8,841)	$(23,155)	$35,358
DMS	8,268	424	(146)	(4,845)	3,701
Other	1,749	1,835	—	(3,178)	406

Total	$45,521	$34,109	$(8,987)	$(31,178)	$39,465

14. Business Acquisitions

Fiscal year 2016

On November 25, 2015, the Company entered into a master purchase agreement for certain assets and liabilities of various legal entities, collectively referred to as “Hanson”. On January 13, 2016, the Company completed the acquisition of the assets for approximately $139.2 million in cash, plus the assumption of certain liabilities of $230.0 million (such liabilities were subsequently paid in February 2016 and classified in our Condensed Consolidated Statement of Cash Flows as a component of cash flows from operating activities), with the exception of the real property for which the purchase price is $33.3 million and is expected to close during the second half of fiscal year 2016. Hanson is engaged in the business of manufacturing certain parts for customers in the DMS segment.

The acquisition of certain Hanson assets has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $370.9 million, including $250.0 million in property, plant and equipment, $120.9 million in goodwill and intangible assets assigned to customer relationships, liabilities assumed of $230.0 million and $1.7 million of deferred tax liabilities were recorded at their estimated fair values as of the acquisition date. The Company is currently evaluating the fair values of the assets related to this business combination. The preliminary estimates and measurements for the completed portion of the acquisition are, therefore, subject to change during the measurement period for property, plant and equipment, intangible assets and tax adjustments. The excess of the purchase price over the fair value of the acquired assets was recorded to goodwill and was fully allocated to the DMS segment. None of the goodwill is currently expected to be deductible for income tax purposes. A customer relationship was valued using the multi-period excess earnings method under the income approach. The Company expensed transaction costs in connection with the acquisition of approximately $1.6 million during the six months ended February 29, 2016. The results of operations were included in the Company’s condensed consolidated financial results beginning on January 13, 2016. Pro forma information has not been provided as the acquisition of Hanson is not deemed to be significant.

During the first quarter of fiscal year 2016, the Company completed two additional acquisitions (Inala Technologies Limited and various legal entities collectively referred to as “Shemer Companies”) which were not deemed to be significant individually or in the aggregate. The acquired businesses expanded the Company’s capabilities in capital equipment, networking and telecommunications, and printing. The aggregate purchase price of these acquisitions totaled approximately $72.3 million in cash.

These two acquisitions have been accounted for as business combinations using the acquisition method of accounting. Assets acquired of $92.2 million, including $19.3 million in goodwill and $31.4 million in intangible assets, and liabilities assumed of $19.9 million were recorded at their estimated fair values as of the acquisition dates. The Company is currently evaluating the fair values of the assets and liabilities related to the two business combinations completed during the first quarter of fiscal year 2016. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for tax adjustments. The excess of the purchase prices over the fair values of the acquired assets and assumed liabilities of $19.3 million was recorded to goodwill and was fully allocated to the EMS segment. None of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisitions of approximately $1.0 million during the six months ended February 29, 2016. The results of operations of the acquired businesses were included in the Company’s condensed consolidated financial results beginning on the date of the acquisitions. Pro forma information has not been provided as the acquisitions are not deemed to be significant individually or in the aggregate.

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

15. New Accounting Guidance

a. Recently Adopted Accounting Guidance

During the first quarter of fiscal year 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to simplify the presentation of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, as opposed to being presented as current and noncurrent. This guidance is required to be adopted for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company early adopted this new standard as of the first quarter of fiscal year 2016, applying it prospectively. Prior periods were not retrospectively adjusted.

During the first quarter of fiscal year 2016, the FASB issued an accounting standard to simplify an acquirer’s accounting for adjustments made to provisional amounts recognized in a business combination. The guidance requires the acquirer to recognize any adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, as opposed to retrospectively applying adjustments to prior periods presented in financial statements. Thus, the acquirer will adjust its financial statements as needed, including recognizing in its current period earnings the effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted, and the update must be applied prospectively. The Company early adopted this new standard during the second quarter of fiscal year 2016, applying it prospectively. The adoption of the new standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

During the second quarter of fiscal year 2016, the FASB issued a new accounting standard to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early application is permitted only for certain provisions, and the update must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and applied prospectively to equity investments that exist as of the date of adoption of the standard. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.

During the second quarter of fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and must be adopted using a modified retrospective approach. The adoption of this standard will impact the Company’s consolidated balance sheet. The Company is currently assessing the impact this new standard will have on its Condensed Consolidated Financial Statements.

16. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and six months ended February 29, 2016 and February 28, 2015 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam; and (c) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

17. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2016 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Based on net revenue, for the six months ended February 29, 2016, our largest customers include Apple, Inc., Cisco Systems, Inc., LM Ericsson Telephone Company, General Electric Company, Hewlett-Packard Company, Ingenico S.A., NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the six months ended February 29, 2016, we had net revenues of approximately $9.6 billion and net income attributable to Jabil Circuit, Inc. of approximately $210.8 million.

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

As of September 1, 2014, we began reporting our business in the following two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

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

Summary of Results

The following table sets forth, for the three months and six months ended February 29, 2016 and February 28, 2015, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net revenue	$4,403,594	$4,309,323	$9,611,571	$8,859,741
Gross profit	$399,433	$367,819	$882,968	$750,806
Operating income	$154,929	$124,851	$369,433	$269,606
Net income attributable to Jabil Circuit, Inc.	$78,930	$51,952	$210,815	$124,114
Net earnings per share - basic	$0.41	$0.27	$1.11	$0.64
Net earnings per share - diluted	$0.41	$0.27	$1.09	$0.63
Cash dividend per share - declared	$0.08	$0.08	$0.16	$0.16

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
Sales cycle	13 days	6 days	4 days	1 day
Inventory turns (annualized)	7 turns	8 turns	7 turns	7 turns
Days in accounts receivable	30 days	29 days	28 days	25 days
Days in inventory	51 days	48 days	52 days	51 days
Days in accounts payable	68 days	71 days	76 days	75 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 29, 2016, days in accounts receivable increased 1 day to 30 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended February 29, 2016, days in inventory increased 3 days to 51 days as compared to the prior sequential quarter as a result of lower production in the DMS segment due to reduced consumer demand in the mobility business. The increase also supports inventory we expect to sell in the third quarter of fiscal year 2016. During the three months ended February 29, 2016, days in accounts payable decreased 3 days to 68 days from the prior sequential quarter primarily due to lower materials purchases and the timing of purchases and cash payments for purchases during the quarter. During the three months ended February 29, 2016, inventory turns, on an annualized basis, remained relatively consistent at 7 turns from the prior sequential quarter. The sales cycle was 13 days during the three months ended February 29, 2016. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 15 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and six months ended February 29, 2016 and February 28, 2015, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	90.9	91.5	90.8	91.5

Gross profit	9.1	8.5	9.2	8.5
Operating expenses:
Selling, general and administrative	5.1	4.8	5.0	4.9
Research and development	0.2	0.2	0.2	0.1
Amortization of intangibles	0.2	0.1	0.2	0.1
Restructuring and related charges	0.1	0.5	0.0	0.4

Operating income	3.5	2.9	3.8	3.0
Other expense	0.0	0.0	0.0	0.0
Interest income	(0.1)	(0.0)	(0.0)	(0.0)
Interest expense	0.8	0.7	0.7	0.7

Income from continuing operations before tax	2.8	2.2	3.1	2.3
Income tax expense	1.0	0.9	1.0	0.8

Income from continuing operations, net of tax	1.8	1.3	2.1	1.5

Discontinued operations:
Loss from discontinued operations, net of tax	0.0	(0.1)	0.0	(0.1)
Loss on sale of discontinued operations, net of tax	0.0	(0.0)	0.0	(0.0)

Discontinued operations, net of tax	0.0	(0.1)	0.0	(0.1)

Net income	1.8	1.2	2.1	1.4
Net (loss) income attributable to noncontrolling interests, net of tax	(0.0)	0.0	(0.0)	0.0

Net income attributable to Jabil Circuit, Inc.	1.8%	1.2%	2.1%	1.4%

The Three Months And Six Months Ended February 29, 2016 Compared to the Three Months And Six Months Ended February 28, 2015

Net Revenue. Net revenue increased 2.2% to $4.4 billion during the three months ended February 29, 2016, compared to $4.3 billion during the three months ended February 28, 2015. Specifically, the DMS segment revenues increased 4% as a result of a 3% increase in revenues primarily from new business with existing customers within our mobility business and a 1% increase in revenue from customers within our healthcare and packaging businesses. EMS segment revenues increased 1% due to a 3% increase in revenues from new business with existing customers within our telecommunications business, partially offset by a 2% revenue decline spread across the remaining industries within the EMS segment.

Net revenue increased 8.5% to $9.6 billion during the six months ended February 29, 2016, compared to $8.9 billion during the six months ended February 28, 2015. Specifically, the DMS segment revenues increased 17% as a result of a 15% increase in revenues from customers within our mobility business due to strengthened end user product demand and new business and 2% revenue growth in the consumer lifestyles and wearable technologies businesses. EMS segment revenues increased 2% due to a 4% increase in revenues from new business with existing customers within our telecommunications business, partially offset by a 2% revenue decline spread across the remaining industries within the EMS segment.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary and other conditions, such as the less than anticipated product demand that we experienced within our DMS segment that impacted our second fiscal quarter and is expected to impact at least the following fiscal quarter; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
EMS	60%	61%	56%	59%
DMS	40%	39%	44%	41%

Total	100%	100%	100%	100%

Foreign source revenue represented 90.3% and 91.3% of our net revenue for the three months and six months ended February 29, 2016, respectively, compared to 86.7% and 87.5% of net revenue for the three months and six months ended February 28, 2015. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $399.4 million (9.1% of net revenue) and $883.0 million (9.2% of net revenue) during the three months and six months ended February 29, 2016, respectively, compared to $367.8 million (8.5% of net revenue) and $750.8 million (8.5% of net revenue) during the three months and six months ended February 28, 2015, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue is primarily due to increased operational performance from certain of our existing customers and from new business within the EMS segment.

Selling, General and Administrative. Selling, general and administrative expenses increased to $224.9 million (5.1% of net revenue) and $476.5 million (5.0% of net revenue) during the three months and six months ended February 29, 2016, respectively, compared to $210.3 million (4.8% of net revenue) and $424.7 million (4.9% of net revenue) during the three months and six months ended February 28, 2015, respectively. The increase on an absolute basis and as a percentage of net revenue was primarily the result of increases in salary and salary related expenses and other costs due to increased headcount to support the continued growth of our business.

Research and Development. Research and development (“R&D”) expenses increased to $8.5 million (0.2% of net revenue) during the three months ended February 29, 2016 compared to $6.5 million (0.2% of net revenue) during the three months ended February 28, 2015. R&D expenses increased to $16.8 million (0.2% of net revenue) during the six months ended February 29, 2016 compared to $12.5 million (0.1% of net revenue) during the six months ended February 28, 2015 primarily as the result of new projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangibles increased to $8.6 million and $16.4 million during the three months and six months ended February 29, 2016, respectively, compared to $5.8 million and $11.4 million during the three months and six months ended February 28, 2015, respectively. The increase is due to the definite lived intangible assets acquired in connection with the nine acquisitions that occurred during fiscal years 2015 and 2016.

Restructuring and Related Charges.

2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $2.5 million and $3.9 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and six months ended February 29, 2016, respectively, compared to $20.6 million and $34.1 million during the three months and six months ended February 28, 2015, respectively. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and six months ended February 29, 2016 include cash costs of $2.5 million and $3.6 million related to employee severance and benefit costs, respectively, and $0.0 million and $0.3 million of other related costs, respectively. The restructuring and related charges during the three months and six months ended February 28, 2015 include cash costs of $18.6 million and $25.2 million related to employee severance and benefit costs, respectively, $0.8 million and $2.8 million related to lease costs, respectively, and $0.6 million and $1.1 million of other related costs, respectively, as well as non-cash costs of $0.6 million and $5.0 million related to asset write-off costs, respectively.

During the three months and six months ended February 29, 2016, $5.8 million and $15.0 million, respectively, was paid related to the 2013 Restructuring Plan. At February 29, 2016, accrued liabilities of approximately $18.4 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013 through 2017 under the 2013 Restructuring Plan. The restructuring and related charges are expected to include $149.4 million of employee severance and benefit costs; $21.6 million of asset write-off costs; $3.5 million of contract termination costs and $4.5 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $154.4 million of restructuring and related costs have been recognized as of February 29, 2016. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of our fiscal years 2013 through 2017. The remaining $24.6 million of the restructuring and related costs expected to be recognized reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

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

Other Expense. Other expense remained relatively consistent over the prior periods at $2.2 million and $3.9 million for the three months and six months ended February 29, 2016, respectively, compared to $1.7 million and $3.4 million for the three months and six months ended February 28, 2015, respectively.

Interest Income. Interest income remained relatively consistent over the prior periods at $2.3 million and $4.4 million during the three months and six months ended February 29, 2016, respectively, compared to $1.9 million and $3.6 million during the three months and six months ended February 28, 2015, respectively.

Interest Expense. Interest expense increased to $34.3 million and $67.3 million during the three months and six months ended February 29, 2016, respectively, compared to $32.0 million and $63.9 million during the three months and six months ended February 28, 2015, respectively. The increase for the three and six months ended February 29, 2016 is due to interest expense associated with the Term Loan Facility entered into on July 6, 2015.

Income Tax Expense. Income tax expense reflects an effective tax rate of 35.1% and 30.5% for the three months and six months ended February 29, 2016, respectively, compared to an effective tax rate of 37.9% and 36.4% for the three months and six months ended February 28, 2015, respectively.

The effective tax rate for the three months ended February 29, 2016 decreased from the effective tax rate for the three months ended February 28, 2015 primarily due to the decrease in restructuring expense with minimal related tax benefit during the three months ended February 29, 2016.

The effective tax rate for the six months ended February 29, 2016 decreased from the effective tax rate for the six months ended February 28, 2015 primarily due to the increase in income from continuing operations in low tax-rate jurisdictions and the decrease in restructuring expense with minimal related tax benefit during fiscal year 2016.

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and six months ended February 29, 2016 and February 28, 2015 due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam; and (c) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable

U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
Operating income (U.S. GAAP)	$154,929	$124,851	$369,433	$269,606
Amortization of intangibles	8,599	5,783	16,439	11,373
Stock-based compensation expense and related charges	20,268	14,968	45,060	33,011
Restructuring and related charges	2,535	20,358	3,888	32,616

Core operating income (Non-U.S. GAAP)	$186,331	$165,960	$434,820	$346,606

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$78,930	$51,952	$210,815	$124,114
Amortization of intangibles, net of tax	7,959	5,781	15,107	11,365
Stock-based compensation expense and related charges, net of tax	19,920	14,827	44,417	32,527
Restructuring and related charges, net of tax	2,535	20,248	3,888	32,196
Loss from discontinued operations, net of tax	—	4,562	—	3,709
Loss on sale of discontinued operations, net of tax	—	947	—	2,557

Core earnings (Non-U.S. GAAP)	$109,344	$98,317	$274,227	$206,468

Net earnings per share (U.S. GAAP):
Basic	$0.41	$0.27	$1.11	$0.64

Diluted	$0.41	$0.27	$1.09	$0.63

Core earnings per share (Non-U.S. GAAP):
Basic	$0.57	$0.51	$1.44	$1.07

Diluted	$0.57	$0.50	$1.42	$1.06

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	190,957	193,561	190,656	193,531

Diluted	193,294	195,473	193,429	195,534

Core operating income increased 12.3% to $186.3 million and 25.5% to $434.8 million during the three months and six months ended February 29, 2016, respectively, compared to $166.0 million and $346.6 million during the three months and six months ended February 28, 2015, respectively. Core earnings increased 11.2% to $109.3 million and 32.8% to $274.2 million during the three months and six months ended February 29, 2016, respectively, compared to $98.3 million and $206.5 million during the three months and six months ended February 28, 2015, respectively. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months And Six Months Ended February 29, 2016 Compared to the Three Months And Six Months Ended February 28, 2015.”

Acquisitions and Expansion

As discussed in Note 14 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed three acquisitions during the six months ended February 29, 2016 and six acquisitions during the fiscal year ended August 31, 2015. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

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

Liquidity and Capital Resources

At February 29, 2016, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the six months ended February 29, 2016 and February 28, 2015 (in thousands):

	Six months ended
	February 29,	February 28,
	2016	2015
Net cash provided by operating activities	$72,396	$525,425
Net cash used in investing activities	(689,252)	(460,918)
Net cash provided by (used in) financing activities	590,945	(75,449)
Effect of exchange rate changes on cash and cash equivalents	(4,834)	(22,893)

Net decrease in cash and cash equivalents	$(30,745)	$(33,835)

Net cash provided by operating activities during the six months ended February 29, 2016 was approximately $72.4 million. This resulted primarily from net income of $210.3 million, $329.3 million in non-cash depreciation and amortization expense, a $223.1 million decrease in inventories and $45.1 million of recognized stock-based compensation expense and related charges; which were partially offset by a $727.7 million decrease in accounts payable, accrued expenses and other liabilities. The decrease in inventories was primarily due to lower production in the DMS segment in the second quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015 due to reduced consumer demand in the mobility business. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments and lower materials purchases associated with lower sales levels in the DMS segment in the second quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015 due to reduced consumer demand in the mobility business.

Net cash used in investing activities during the six months ended February 29, 2016 was $689.3 million. This consisted primarily of capital expenditures of $456.0 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades, $206.7 million of cash paid for business acquisitions, net of cash received and $28.5 million of cash paid for the issuance of notes receivable.

Net cash provided by financing activities during the six months ended February 29, 2016 was $590.9 million. This resulted from our receipt of approximately $3.4 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.8 billion of borrowings under the Revolving Credit Facility, $500.0 million under the Term Loan Facility and $120.2 million under credit facilities with foreign subsidiaries, along with $10.7 million of net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan. This was offset by repayments in an aggregate amount of approximately $2.7 billion, which primarily included an aggregate of $2.7 billion of repayments under the Revolving Credit Facility. In addition, during the six months ended February 29, 2016 we paid $54.6 million, including commissions, to repurchase 2,794,929 of our common shares, we paid $31.8 million in dividends to stockholders and we paid $10.3 million (the equivalent of 445,904 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $10.3 million of employee-owned common stock related to this vesting).

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

In connection with our asset-backed securitization programs, at February 29, 2016, we sold $801.4 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $363.7 million and a deferred purchase price receivable. At February 29, 2016, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $437.7 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

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

During the three months and six months ended February 29, 2016, we sold $0.9 billion and $2.3 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.9 billion and $2.3 billion during the three months and six months ended February 29, 2016, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at February 29, 2016 and August 31, 2015 are summarized below (in thousands):

	February 29,	August 31,
	2016	2015
7.750% Senior Notes due 2016	$311,237	$310,378
8.250% Senior Notes due 2018	399,237	399,047
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	190,064	323
Borrowings under loans (a)	519,402	30,410
Capital lease obligations	28,684	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	890	2,077

Total notes payable, long-term debt and capital lease obligations	2,349,514	1,670,391
Less current installments of notes payable, long-term debt and capital lease obligations	538,294	323,833

Notes payable, long-term debt and capital lease obligations, less current installments	$1,811,220	$1,346,558

(a)	On July 6, 2015, we entered into an amended and restated senior unsecured five year credit agreement. The credit agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and a $500.0 million five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). On September 22, 2015, we borrowed $500.0 million against the Term Loan Facility.

At February 29, 2016 and August 31, 2015, we were in compliance with all covenants under the Credit Facility and our asset-backed securitization programs.

Uses

At February 29, 2016, we had approximately $883.2 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $635.6 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We have increased our capital expenditures in an effort to accelerate growth and currently anticipate that during the next 12 months, our capital expenditures, which do not include any amounts spent on acquisitions, will be in the range of $700.0 million to $900.0 million, principally for capacity and infrastructure; investments in our DMS operations, specifically our mobility, healthcare, packaging and consumer lifestyles businesses; and to support ongoing business in the EMS segment. Additionally, our capital expenditures will be used to expand our capabilities and invest in new non-traditional end markets. The amounts used to fund such capital expenditures will not be available to be deployed elsewhere by us. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our 7.750% Senior Notes of $312.0 million will mature on July 15, 2016. We believe that our cash on hand and available borrowing under our credit facilities will be adequate to fund the payment of the 7.750% Senior Notes. However, we anticipate that we will enter into a new borrowing agreement to repay our $312.0 million 7.750% Senior Notes. As discussed in Note 12 – “Derivative Financial Instruments and Hedging Activities”, we entered into a series of treasury rate lock transactions to hedge the fixed interest rate payments for an anticipated debt issuance.

In the fourth quarter of fiscal year 2015, our Board of Directors authorized the repurchase of $100.0 million of our common shares during the twelve month period following their authorization. During the first quarter of fiscal year 2016, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

On October 14, 2015 and January 21, 2016 our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 16, 2015 and February 16, 2016. Of the total cash dividend declared on October 14, 2015 of $15.9 million, $15.2 million was paid on December 1, 2015. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 21, 2016 of $15.9 million, $15.3 million was paid on March 1, 2016. The remaining $0.6 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of February 29, 2016 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$2,348,624	$537,404	$497,455	$790,721	$523,044
Future interest on notes payable, long-term debt and capital lease obligations (b)	400,501	100,460	150,095	103,017	46,929
Operating lease obligations	452,733	100,216	138,967	93,057	120,493
Non-cancelable purchase order obligations (c)	145,076	130,967	14,109	—	—
Pension and postretirement contributions and payments (d)	9,493	3,767	916	1,307	3,503

Total contractual cash obligations (e)	$3,356,427	$872,814	$801,542	$988,102	$693,969

(a)	The above table excludes a $0.9 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates based on February 29, 2016 interest rates to determine the value of these expected future interest payments.
(c)	Consists of purchase commitments entered into as of February 29, 2016 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized six month period following the second quarter of fiscal year 2016 and the expected benefit payments for unfunded pension and postretirement plans through 2025. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded when paid.
(e)	At February 29, 2016, we have $1.7 million and $109.4 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At February 29, 2016, except for certain foreign currency contracts with a notional amount outstanding of $434.1 million and a fair value of $1.9 million recorded in prepaid expenses and other current assets and $7.5 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at February 29, 2016 that are not designated as accounting hedges was $1.5 billion. The fair values of these contracts amounted to a $11.6 million asset recorded in prepaid expenses and other current assets and a $13.9 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with nine months being the maximum term of the contracts outstanding at February 29, 2016. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Israeli shekel, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, South African rand, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of February 29, 2016, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 29, 2016, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At February 29, 2016, the hedge accounting adjustment recorded is $0.9 million in the Condensed Consolidated Balance Sheets.

During the second quarter of fiscal year 2016, we entered into a series of treasury rate lock transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The treasury rate locks have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The treasury rate locks are scheduled to expire on July 15, 2016. If the anticipated debt issuance occurs before July 15, 2016, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the treasury rate locks are recorded on the Condensed Consolidated Balance Sheets as a component of AOCI.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $683.8 million in borrowings outstanding under these facilities at February 29, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 29, 2016. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 29, 2016, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended February 29, 2016, our five largest customers accounted for approximately 53% of our net revenue and 78 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. If any of those customers experiences a decline in the demand (anticipated or unanticipated), which has recently occurred and impacted our second fiscal quarter ended February 29, 2016 and is expected to impact at least the following fiscal quarter, for one or more of its products due to economic or other forces, it may reduce its purchases from us or terminate its relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a smaller number of customers. A significant reduction in sales to any of our customers or the exercising by certain customers of pricing and margin pressure on us, which reduction or exercise have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations. Also, a deterioration in the payment experience with, or credit quality of, any of our significant customers could have a material adverse effect on our results of operations. In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could happen again in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) or a reduction in manufacturing services ordered from us can result in one or more of the following adverse effects on our business: a decline in revenue; less revenue to absorb fixed costs and overhead; severance costs; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days that products remain in inventory and an increase in days that accounts receivable remain outstanding. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification obligation. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experiences a decline in demand (anticipated or unanticipated), which has recently occurred and impacted our second fiscal quarter ended February 29, 2016 and is expected to impact at least the following fiscal quarter, the applicable customer may reduce its purchases from us or terminate its relationship with us. This could have a material adverse effect on our results of operations.

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

At times our customers have been, and may be in the future, unsuccessful in addressing these competitive challenges, or any others that they may face, and their business has been, and may be in the future, materially adversely affected. As a result, the demand for our services has at times declined and may decline in the future. Even if our customers are successful in responding to these challenges, their responses may have consequences which affect our business relationships with our customers (and possibly our results of operations) by altering our production cycles and inventory management. During the fiscal quarter ended February 29, 2016, we experienced less than anticipated product demand within our DMS segment, which impacted our second fiscal quarter and is expected to impact at least the following fiscal quarter.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders for a customer’s products with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers or a customer’s specific product. Anticipated orders from many of our customers have, in the past, failed to materialize, delivery schedules have been deferred or production has unexpectedly decreased, slowed down or stopped as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of providing manufacturing services for an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations, particularly when our contractual or legal remedies are insufficient to avoid or mitigate such unanticipated costs which can be exacerbated with large customers. These difficulties can be exacerbated when providing services for a specific customer product from which we generate a significant amount of our revenue, and that customer experiences less than anticipated demand such as we believe happened with one of our significant customers during this quarter, which impacted our second fiscal quarter and is expected to impact at least the following fiscal quarter. An increasing portion of our revenues have come from our largest customer, and servicing that customer requires an increased level of capital expenditures by us. See – “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue.”

Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy.

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers for any of their products and we continue to experience reduced lead-times in customer orders. Customers have previously canceled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons with respect to one or more of their products, and may take one or more of these actions again in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has resulted in, and could result in, future additional write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value. Although we attempt to negotiate contractual language with our customers to avoid or mitigate these risks, they may be exacerbated when the inventory is for a specific product that represents a significant amount of our revenue.

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers and design providers, including Benchmark Electronics, Inc., Celestica Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina Corporation. Our diversified manufacturing services segment competes against numerous domestic and foreign providers, including AptarGroup, Inc., Berry Plastics Group, Inc., Catcher Technology Co., Ltd., Gerresheimer AG, Quanta Computer, Inc. and Zeniya Aluminum Engineering, Ltd. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell diversified manufacturing services or electronic manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources than we have. These competitors may:

•	respond more quickly to new or emerging technologies;

•	have technological expertise, engineering capabilities and/or manufacturing processes that are greater than ours;

•	have greater name recognition, critical mass and geographic market presence;

•	be better able to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their services;

•	be better positioned to compete on price for their services, as a result of any combination of lower labor costs, lower components costs, lower facilities costs, lower operating costs or lower taxes; and

•	have excess capacity, and be better able to utilize such excess capacity, which may reduce the cost of their product or service.

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

Credit market turmoil could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; the lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 6, 2015 which provides for a revolving credit facility (the “Revolving Credit Facility”) and a five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”); and the lenders under various of our foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under the Revolving Credit Facility would be adversely affected. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $175.0 million foreign asset-backed securitization program expiring on May 1, 2018, our $650.0 million uncommitted trade accounts receivable sale program expiring on November 1, 2016 (though either party can elect to terminate the agreement upon 15 days prior notice and the agreement will be automatically extended each year through August 31, 2017 unless any party gives no less than 30 days prior notice that the agreement should not be extended), our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2016, our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2016 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended), or entering into a new borrowing to repay our $312.0 million 7.750% Senior Notes, which mature on July 15, 2016, the effects of the credit market turmoil could negatively impact our ability to renew or obtain such financing. Finally, credit market turmoil has negatively impacted certain of our customers and certain of their respective customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 90.3% and 91.3% of net revenue from international operations during the three months and six months ended February 29, 2016, respectively, compared to 86.7% and 87.5% during the three months and six months ended February 28, 2015, respectively. At February 29, 2016, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Ottawa, Canada; Beijing, Chengdu, Hong Kong, Huangpu, Huizhou, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuhan, Wuxi, Yantai and Zhejiang, China; Kankaanpaa and Tampere, Finland; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai, Pune and Ranjangaon, India; Bray and Waterford, Ireland; Misgav, Tel Aviv and Yokneam, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Kwidzyn, Poland; Moscow and Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Johannesburg, South Africa; Seoul, South Korea; Tortosa, Spain; Changhua, Hsinchu, Taichung City and Taipei, Taiwan; Venray, The Netherlands; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations and attempting to ensure they comply with our policies, procedures, and applicable local laws;

•	less flexible employee relationships that can be difficult and expensive to terminate due to, among other potential reasons, burdensome labor laws and regulations;

•	rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes or claims;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including tariffs and quotas), environmental policies and privacy issues, and local statutory corporate governance related to conducting business in foreign jurisdictions;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability and unsafe working conditions (including acts of terrorism, widespread criminal activities, outbreaks of war and regime or political leadership changes that may be detrimental to business in general or our industry in particular);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Three Months And Six Months Ended February 29, 2016 Compared to the Three Months And Six Months Ended February 28, 2015 and Note 13 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

In addition to quality management standards, there are several other U.S. regulations that we are also required to follow, including the Federal Acquisition Regulations (“FAR”), which provides uniform policies and procedures for acquisition; the Defense Federal Acquisition Regulation Supplement, a Department of Defense (“DOD”) agency supplement to the FAR that provides DOD-specific acquisition regulations that DOD government acquisition officials, and those contractors doing business with DOD, must follow in the procurement process for goods and services; and the Truth in Negotiations Act, which is a law enacted for the purpose of providing for full and fair disclosure by contractors in the conduct of negotiations with the government.

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing sites, processes or facilities may need to comply with applicable statutory and regulatory requirements as well as certain customer-driven standards. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration (“FDA”) and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the DOD and the Federal Aviation Authority. If we do not conduct our business at those facilities at which this business is conducted in accordance with applicable laws, we may be subject to civil or criminal penalties and administrative sanctions by either the government, the customer or third parties. Also, we may be subject to standards established by certain customers, industry groups or other third party organizations (e.g., certain standards relating to labor practices). In addition, our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain manufacturing or design defects, and our processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities to comply with applicable statutory and regulatory requirements may subject us to regulatory enforcement, legal fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could cause death or seriously harm users of these products and others. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims. Any of these actions could increase our expenses, reduce our revenue or damage our reputation as a supplier to these customers.

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

Certain of our subsidiaries provide financing, products and services to, and may undertake certain significant transactions with, other subsidiaries in different jurisdictions. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. The Organization for Economic Cooperation and Development (“OECD”) released guidance related to Base Erosion and Profit Shifting (“BEPS”) which may result in legislative changes that could impact our effective tax rate.

Energy price increases may negatively impact our results of operations.

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our facilities and transportation activities. An increase in energy prices, which have been volatile over the past few years, could cause an increase to our raw material costs and transportation costs. The risk of an increase in energy prices may be particularly heightened given their current low levels. Such prices may return to more typical historical levels quickly, which could have a negative effect on energy markets in general which would impact our business. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

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

As of February 29, 2016, our debt obligations consisted of $312.0 million under our 7.750% Senior Notes, $400.0 million under our 8.250% Senior Notes, $400.0 million under our 5.625% Senior Notes, $500.0 million under our 4.700% Senior Notes and $500.0 million under the Term Loan Facility. As of February 29, 2016, there was $244.4 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

We have the ability to borrow up to $1.5 billion under the Revolving Credit Facility. In addition, the Revolving Credit Facility contemplates a potential increase of up to an additional $500.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. We could enter into a new borrowing agreement to repay our $312.0 million 7.750% Senior Notes, which mature on July 15, 2016.

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

Our operations and those of our customers and suppliers may be subject to natural disasters, climate change related events, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as direct or indirect terrorist acts or acts of war, international boycotts and sanctions, or widespread criminal activities and other natural or manmade disasters. Such events could make it difficult or impossible to manufacture or to deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-source supplier programs on many of our materials which would better enable us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended

February 29, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
December 1, 2015 – December 31, 2015	379	$24.95	—	$—
January 1, 2016 – January 31, 2016	1,416	$18.99	—	$—
February 1, 2016 – February 29, 2016	465	$21.76	—	$—

Total	2,260	$20.56	—	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In July 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares during the twelve month period following their authorization. During the first quarter of fiscal year 2016, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) for the fiscal quarter ended May 31, 2015.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

Date: April 5, 2016	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: April 5, 2016	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.