Form 10-Q
period 2016-05-31
JABIL CIRCUIT INC
filed 2016-06-30
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

As of June 23, 2016, there were 191,085,619 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	May 31,
	2016	August 31,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$886,991	$913,963
Accounts receivable, net of allowance for doubtful accounts of $11,474 at May 31, 2016 and $11,663 at August 31, 2015	1,296,924	1,467,247
Inventories	2,292,350	2,507,264
Prepaid expenses and other current assets	1,056,461	898,790
Deferred income taxes	—	79,045

Total current assets	5,532,726	5,866,309
Property, plant and equipment, net of accumulated depreciation of $2,607,896 at May 31, 2016 and $2,239,422 at August 31, 2015	3,218,141	2,804,333
Goodwill	584,793	462,382
Intangible assets, net of accumulated amortization of $222,022 at May 31, 2016 and $195,864 at August 31, 2015	308,822	283,536
Deferred income taxes	150,836	85,169
Other assets	110,756	101,478

Total assets	$9,906,074	$9,603,207

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$359,885	$323,833
Accounts payable	3,191,304	3,663,264
Accrued expenses	1,836,475	1,685,589
Deferred income taxes	—	2,455

Total current liabilities	5,387,664	5,675,141
Notes payable, long-term debt and capital lease obligations, less current installments	1,791,028	1,346,558
Other liabilities	68,275	67,951
Income tax liabilities	91,071	96,379
Deferred income taxes	56,779	82,167

Total liabilities	7,394,817	7,268,196

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 249,082,324 and 246,680,008 shares issued and 191,220,619 and 192,068,068 shares outstanding at May 31, 2016 and August 31, 2015, respectively	249	247
Additional paid-in capital	2,024,526	1,955,104
Retained earnings	1,637,392	1,468,910
Accumulated other comprehensive loss	(46,107)	(50,854)
Treasury stock at cost, 57,861,705 and 54,611,940 shares at May 31, 2016 and August 31, 2015, respectively	(1,123,608)	(1,058,551)

Total Jabil Circuit, Inc. stockholders’ equity	2,492,452	2,314,856
Noncontrolling interests	18,805	20,155

Total equity	2,511,257	2,335,011

Total liabilities and equity	$9,906,074	$9,603,207

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net revenue	$4,310,752	$4,358,641	$13,922,323	$13,218,382
Cost of revenue	3,989,665	3,982,804	12,718,268	12,091,739

Gross profit	321,087	375,837	1,204,055	1,126,643
Operating expenses:
Selling, general and administrative	239,646	228,476	716,097	653,183
Research and development	7,675	6,997	24,431	19,502
Amortization of intangibles	9,711	5,724	26,150	17,097
Restructuring and related charges	4,460	(782)	8,349	31,833

Operating income	59,595	135,422	429,028	405,028
Other expense	2,412	1,880	6,346	5,238
Interest income	(2,302)	(2,836)	(6,653)	(6,452)
Interest expense	35,212	31,997	102,509	95,884

Income from continuing operations before tax	24,273	104,381	326,826	310,358
Income tax expense	18,434	32,124	110,639	107,186

Income from continuing operations, net of tax	5,839	72,257	216,187	203,172

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1,514)	—	(5,224)
Gain (loss) on sale of discontinued operations, net of tax	—	1,681	—	(875)

Discontinued operations, net of tax	—	167	—	(6,099)

Net income	5,839	72,424	216,187	197,073
Net income attributable to noncontrolling interests, net of tax	626	221	159	756

Net income attributable to Jabil Circuit, Inc.	$5,213	$72,203	$216,028	$196,317

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.
Basic:
Income from continuing operations, net of tax	$0.03	$0.37	$1.13	$1.05

Discontinued operations, net of tax	$0.00	$0.00	$0.00	$(0.03)

Net income	$0.03	$0.37	$1.13	$1.01

Diluted:
Income from continuing operations, net of tax	$0.03	$0.37	$1.12	$1.03

Discontinued operations, net of tax	$0.00	$0.00	$0.00	$(0.03)

Net income	$0.03	$0.37	$1.12	$1.00

Weighted average shares outstanding:
Basic	191,206	193,785	190,841	193,617

Diluted	193,069	196,304	193,058	195,793

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net income	$5,839	$72,424	$216,187	$197,073
Other comprehensive income:
Foreign currency translation adjustment	18,734	(13,084)	(5,433)	(94,693)
Changes in fair value of derivative instruments, net of tax	(2,021)	2,647	(15,834)	(7,711)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	6,812	1,548	29,762	5,620
Unrealized (loss) gain on available for sale securities	(621)	223	(3,748)	578

Total other comprehensive income (loss)	22,904	(8,666)	4,747	(96,206)

Comprehensive income	$28,743	$63,758	$220,934	$100,867
Comprehensive income attributable to noncontrolling interests	626	221	159	756

Comprehensive income attributable to Jabil Circuit, Inc.	$28,117	$63,537	$220,775	$100,111

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated
			Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Interests	Equity
Balance at August 31, 2015	192,068,068	$247	$1,955,104	$1,468,910	$(50,854)	$(1,058,551)	$20,155	$2,335,011
Shares issued upon exercise of stock options	19,109	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	594,044	—	10,660	—	—	—	—	10,660
Vesting of restricted stock awards	1,789,163	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(454,836)	—	—	—	—	(10,490)	—	(10,490)
Treasury shares purchased	(2,794,929)	—	—	—	—	(54,567)	—	(54,567)
Recognition of stock-based compensation	—	—	58,505	—	—	—	—	58,505
Excess tax benefit of stock awards	—	—	259	—	—	—	—	259
Declared dividends	—	—	—	(47,546)	—	—	—	(47,546)
Comprehensive income	—	—	—	216,028	4,747	—	159	220,934
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(9)	(9)

Balance at May 31, 2016	191,220,619	249	$2,024,526	$1,637,392	$(46,107)	$(1,123,608)	$18,805	$2,511,257

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31,	May 31,
	2016	2015
Cash flows from operating activities:
Net income	$216,187	$197,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	512,972	385,136
Restructuring and related charges	—	4,567
Provision for allowance for doubtful accounts	240	8,193
Recognition of stock-based compensation expense and related charges	58,505	53,101
Deferred income taxes	(24,403)	(14,143)
Loss on sale of property, plant and equipment	13,229	10,045
Other, net	5,906	9,856
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	180,830	(43,982)
Inventories	229,187	(253,579)
Prepaid expenses and other current assets	(131,682)	37,687
Other assets	(7,466)	14,417
Accounts payable, accrued expenses and other liabilities	(565,558)	474,550

Net cash provided by operating activities	487,947	882,921

Cash flows from investing activities:
Proceeds from sale of discontinued operations, net of cash	—	9,663
Acquisition of property, plant and equipment	(668,505)	(735,459)
Proceeds from sale of property, plant and equipment	18,710	13,187
Cash paid for business and intangible asset acquisitions, net of cash	(206,039)	(78,007)
Issuance of notes receivable	(29,300)	—
Other, net	(5,250)	(6,645)

Net cash used in investing activities	(890,384)	(797,261)

Cash flows from financing activities:
Borrowings under debt agreements	4,748,060	4,723,083
Payments toward debt agreements	(4,268,839)	(4,731,894)
Payments to acquire treasury stock	(54,567)	(40,040)
Dividends paid to stockholders	(47,122)	(47,623)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	10,660	9,004
Treasury stock minimum tax withholding related to vesting of restricted stock	(10,490)	(7,536)
Other, net	(1,696)	(99)

Net cash provided by (used in) financing activities	376,006	(95,105)

Effect of exchange rate changes on cash and cash equivalents	(541)	(28,010)

Net decrease in cash and cash equivalents	(26,972)	(37,455)
Cash and cash equivalents at beginning of period	913,963	1,000,249

Cash and cash equivalents at end of period	$886,991	$962,794

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2015. Results for the nine month period ended May 31, 2016 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2016.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consists of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. The purchase price was finalized during fiscal year 2015 and was reduced by $100.2 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business. Also, as part of this transaction, the Company is subject to a limited covenant not to compete. On April 1, 2014, the Company completed the sale of the AMS business except for the Malaysian operations, for which the sale was completed on December 31, 2014. In connection with the AMS transaction, the Company entered into a transition services agreement, effective April 1, 2014, to provide certain administrative services to facilitate the orderly transfer of the business operations to iQor.

For all periods presented, the operating results associated with this business have been reclassified into discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net revenue	$—	$—	$—	$14,624

Loss from discontinued operations, before tax	$—	(1,514)	$—	(5,222)
Income tax expense	—	—	—	2

Loss from discontinued operations, net of tax	$—	$(1,514)	$—	$(5,224)

Gain (loss) on sale of discontinued operations, before tax	$—	$1,681	$—	$(300)
Income tax expense	—	—	—	575

Gain (loss) on sale of discontinued operations, net of tax	$—	$1,681	$—	$(875)

Discontinued operations, net of tax	$—	$167	$—	$(6,099)

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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Numerator:
Income from continuing operations, net of tax	$5,839	$72,257	$216,187	$203,172
Net income attributable to noncontrolling interests, net of tax	626	221	159	756

Income from continuing operations attributable to Jabil Circuit, Inc., net of tax	5,213	72,036	216,028	202,416
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	—	167	—	(6,099)

Net income attributable to Jabil Circuit, Inc.	$5,213	$72,203	$216,028	$196,317

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	191,206	193,785	190,841	193,617

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	31	221	130	95
Dilutive unvested restricted stock awards	1,832	2,298	2,087	2,081

Denominator for diluted earnings per share	193,069	196,304	193,058	195,793

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.
Basic:
Income from continuing operations, net of tax	$0.03	$0.37	$1.13	$1.05

Discontinued operations, net of tax	$0.00	$0.00	$0.00	$(0.03)

Net income	$0.03	$0.37	$1.13	$1.01

Diluted:
Income from continuing operations, net of tax	$0.03	$0.37	$1.12	$1.03

Discontinued operations, net of tax	$0.00	$0.00	$0.00	$(0.03)

Net income	$0.03	$0.37	$1.12	$1.00

For the three months and nine months ended May 31, 2016, 2,124,084 and 2,454,562 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended May 31, 2015, options to purchase 290,881 shares of common stock were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and nine months ended May 31, 2015, 2,514,276 and 2,707,912 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended May 31, 2016 and 2015 (in thousands, except for per share data):

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
Fiscal Year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	0.08	15,947	February 16, 2016	March 1, 2016
	April 21, 2016	0.08	15,940	May 16, 2016	June 1, 2016

Fiscal Year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	0.08	16,020	February 13, 2015	March 2, 2015
	April 15, 2015	0.08	15,988	May 15, 2015	June 1, 2015

4. Inventories

Inventories consist of the following (in thousands):

	May 31, 2016	August 31, 2015
Raw materials	$1,315,789	$1,300,559
Work in process	531,958	714,237
Finished goods	444,603	492,468

Total inventories	$2,292,350	$2,507,264

5. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $13.4 million and $58.5 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2016, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.1 million and $0.8 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for three months and nine months ended May 31, 2016, respectively. The Company recorded $20.1 million and $53.1 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2015, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.1 million and $0.6 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2015, respectively.

The following table summarizes shares available for grant and stock appreciation rights (“SARS”) activity from August 31, 2015 through May 31, 2016:

	Shares Available for Grant	SARS Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2015	8,376,072	3,760,871	$492,060	$26.60	1.53
SARS canceled	1,155,298	(1,155,298)		$30.00
Restricted stock awards granted, net of forfeitures (a)	(4,749,623)	—
SARS exercised	—	(135,910)		$20.92

Balance at May 31, 2016	4,781,747	2,469,663	$342	$25.31	1.37

Exercisable at May 31, 2016		2,469,663	$342	$25.31	1.37

(a)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2015 through May 31, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested balance at August 31, 2015	11,931,585	$19.44
Changes during the period
Shares granted (a)	5,364,030	$24.02
Shares vested	(1,789,163)	$19.15
Shares forfeited	(614,407)	$20.35

Unvested balance at May 31, 2016	14,892,045	$21.10

(a)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based, performance-based and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended May 31, 2016 and 2015, the Company awarded approximately 2.6 million and 2.8 million time-based restricted stock units, respectively, 1.3 million and 1.7 million performance-based restricted stock units, respectively and 0.4 million and 0.0 million market-based stock units, respectively.

At May 31, 2016, there was $76.9 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

6. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2016, the Company’s five largest customers accounted for approximately 51% of its net revenue and 81 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following tables set forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net revenue
EMS	$2,846,919	$2,741,910	$8,228,595	$8,001,299
DMS	1,463,833	1,616,731	5,693,728	5,217,083

	$4,310,752	$4,358,641	$13,922,323	$13,218,382

Segment income (loss) and reconciliation of income before tax
EMS	$99,758	$95,349	$267,717	$212,664
DMS	(12,547)	65,109	254,315	294,400

Total segment income	$87,211	$160,458	$522,032	$507,064

Reconciling items:
Amortization of intangibles	9,711	5,724	26,150	17,097
Stock-based compensation expense and related charges	13,445	20,094	58,505	53,106
Restructuring and related charges	4,460	(782)	8,349	31,833
Other expense	2,412	1,880	6,346	5,238
Interest income	(2,302)	(2,836)	(6,653)	(6,452)
Interest expense	35,212	31,997	102,509	95,884

Income from continuing operations before tax	$24,273	$104,381	$326,826	$310,358

	May 31, 2016	August 31, 2015
Total assets
EMS	$2,631,139	$2,865,172
DMS	4,615,292	4,241,699
Other non-allocated assets	2,659,643	2,496,336

	$9,906,074	$9,603,207

As of May 31, 2016, the Company operated in 28 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 90.4% and 91.0% of net revenue during the three months and nine months ended May 31, 2016, respectively, compared to 86.6% and 87.1% of net revenue during the three months and nine months ended May 31, 2015, respectively.

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2016 and August 31, 2015 are summarized below (in thousands):

	May 31, 2016	August 31, 2015
7.750% Senior Notes due 2016	$311,667	$310,378
8.250% Senior Notes due 2018	399,333	399,047
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	64	323
Borrowings under loans(a)	510,794	30,410
Capital lease obligations	28,758	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	297	2,077

Total notes payable, long-term debt and capital lease obligations	2,150,913	1,670,391
Less current installments of notes payable, long-term debt and capital lease obligations	359,885	323,833

Notes payable, long-term debt and capital lease obligations, less current installments	$1,791,028	$1,346,558

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $313.9 million, $439.1 million, $426.0 million and $500.5 million, respectively, at May 31, 2016. The fair value estimates are based upon observable market data (Level 2 criteria).

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

During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At May 31, 2016, the VIE had approximately $21.3 million of total assets, of which approximately $21.0 million was comprised of a note receivable due from the Company, and approximately $20.9 million of total liabilities, of which approximately $20.9 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $20.9 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

On May 19, 2016, the Company entered into a note purchase agreement with certain third parties which it anticipates closing on July 14, 2016 for a private placement of $300.0 million of senior unsecured notes maturing on July 14, 2023 with an interest rate of 4.9% (the “4.900% Senior Notes”). The proceeds from the sale of the notes are anticipated to be used to repay the Company’s $312.0 million 7.750% Senior Notes due July 15, 2016. The Company is subject to financial covenants based in part on those set forth in its Revolving Credit Facility, including: (1) a maximum ratio of consolidated indebtedness to consolidated EBITDA and (2) a minimum ratio of (a) consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all indebtedness and loss on sale of accounts receivable. In addition, the Company and its subsidiaries are subject to other covenants, such as: limitation upon transactions with affiliates; limitation upon mergers, consolidations, etc.; limitation upon sales of assets; limitation upon changes in line of business; terrorism sanction regulations; limitation upon subsidiary indebtedness; limitation upon liens; financial and business information; visitation rights; compliance with laws; insurance; maintenance of properties; payment of taxes and claims; preservation of corporate existence, etc.; keeping of books and records; subsidiary guarantees or liability for certain indebtedness; and most favored lender requirement with respect to certain indebtedness. Terms used above in the description of financial covenants have specific meanings ascribed to them in the note purchase agreement.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2016 and 2015 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 20, 2017, and its foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million and $275.0 million for the North American and foreign asset-backed securitization programs, respectively, are available at any one time. The foreign asset-backed securitization program was amended to increase the facility limit from $175.0 million to $275.0 million, effective May 20, 2016.

In connection with the asset-backed securitization programs, the Company sold $2.0 billion and $5.8 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2016, respectively. In exchange, the Company received cash proceeds of $1.5 billion and $5.3 billion during the three months and nine months ended May 31, 2016, respectively, (of which approximately $0.0 million and $3.0 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. The Company sold $1.9 billion and $5.6 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2015, respectively. In exchange, the Company received cash proceeds of $1.5 billion and $5.2 billion during the three months and nine months ended May 31, 2015, respectively, (of which approximately $0.0 million and $5.9 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At May 31, 2016 and 2015, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $517.3 million and $438.5 million, respectively.

The Company recognized pre-tax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.3 million and $3.5 million during the three months and nine months ended May 31, 2016, respectively, and approximately $1.2 million and $2.8 million during the three months and nine months ended May 31, 2015, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

During the three months and nine months ended May 31, 2016, the Company sold $0.7 billion and $3.0 billion of trade accounts receivable under these programs, respectively, compared to $0.5 billion and $1.5 billion during three months and nine months ended May 31, 2015, respectively. In exchange, the Company received cash proceeds of $0.7 billion and $2.9 billion during the three months and nine months ended May 31, 2016, respectively, compared to $0.5 billion and $1.5 billion during the three months and nine months ended May 31, 2015, respectively. The resulting losses on the sales of trade accounts receivable during the three months and nine months ended May 31, 2016 and 2015 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2015 to May 31, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized (Loss) Gain on Available for Sale Securities	Total
Balance at August 31, 2015	$6,666	$(12,033)	$(30,624)	$1,054	$(15,917)	$(50,854)
Other comprehensive loss before reclassifications	(5,433)	(15,834)	—	—	(3,748)	(25,015)
Amounts reclassified from AOCI	—	29,762	—	—	—	29,762

Other comprehensive (loss) income	(5,433)	13,928	—	—	(3,748)	4,747

Balance at May 31, 2016	$1,233	$1,895	$(30,624)	$1,054	$(19,665)	$(46,107)

The portion of AOCI reclassified into earnings during the nine months ended May 31, 2016 for derivative instruments was primarily classified as a component of cost of revenue. The tax benefit (expense) on the derivative instruments component of AOCI, including reclassification adjustments, is not material for the three months and nine months ended May 31, 2016. There was no tax benefit (expense) on the foreign currency translation adjustment and the unrealized (loss) gain on available for sale securities components of AOCI, including reclassification adjustments, for the three months and nine months ended May 31, 2016.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and nine months ended May 31, 2016 and 2015 (in thousands):

	Three months ended		Nine months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Service cost	$222	$256	$662	$803
Interest cost	1,208	1,384	3,693	4,267
Expected long-term return on plan assets	(1,383)	(1,440)	(4,243)	(4,431)
Recognized actuarial loss	264	479	790	1,491
Amortization of prior service cost	(35)	(35)	(104)	(114)

Net periodic benefit cost	$276	$644	$798	$2,016

During the nine months ended May 31, 2016, the Company made contributions of approximately $2.6 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.0 million and $3.8 million to its funded pension plans during the fiscal year ended August 31, 2016.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $245.1 million and $615.1 million at May 31, 2016 and August 31, 2015, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2016 and November 30, 2016.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2016 and August 31, 2015, was $1.3 billion and $1.8 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2016, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	5,320	—	$5,320

Liabilities:
Forward foreign exchange contracts	—	(15,348)	—	(15,348)

Total	$—	(10,028)	—	$(10,028)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2016 and August 31, 2015 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at	Balance Sheet	Fair Value at	Fair Value at
	Location	May 31, 2016	August 31, 2015	Location	May 31, 2016	August 31, 2015
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,377	$267	Accrued expenses	$4,914	$16,509

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,943	$5,525	Accrued expenses	$10,434	$29,529

As of May 31, 2016 and August 31, 2015, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months and nine months ended May 31, 2016 and 2015. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.8 million in amortization as a reduction to interest expense during the nine months ended May 31, 2016. At May 31, 2016 and August 31, 2015, the unamortized hedge accounting adjustment recorded is $0.3 million and $2.1 million, respectively, in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months and nine months ended May 31, 2016 and 2015 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

During the second quarter of fiscal year 2016, the Company entered into a series of treasury rate lock transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The treasury rate locks had an aggregate notional amount of $200.0 million and were designated as hedging instruments and accounted for as cash flow hedges. During the third quarter of fiscal year 2016, the Company settled the treasury rate locks, which resulted in a positive cash settlement amount of approximately $0.1 million.

13. Restructuring and Related Charges

2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $4.5 million and $8.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2016, respectively, compared to $(0.8) million and $33.3 million during the three months and nine months ended May 31, 2015, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and nine months ended May 31, 2016 include cash costs of $4.2 million and $7.7 million related to employee severance and benefit costs, respectively, and $0.3 million and $0.6 million of other related costs, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2015 include cash costs of $(1.9) million and $23.3 million related to employee severance and benefit costs, respectively, $0 and $2.8 million related to lease costs, respectively, and $0.4 million and $1.5 million of other related costs, respectively, as well as non-cash costs of $0.7 million and $5.7 million related to asset write-off costs, respectively.

The Company currently expects to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013 through 2017 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $158.9 million of restructuring and related costs have been recognized. Of the $158.9 million recognized to date, $121.0 million was allocated to the EMS segment, $29.0 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013 through 2017. The remaining $20.1 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and nine months ended May 31, 2016 and 2015 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2016

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	February 29, 2016	Charges	Non-Cash Activity	Payments	May 31, 2016
Employee severance and benefit costs	$18,115	$4,197	$407	$(3,234)	$19,485
Lease costs	64	(43)	—	—	21
Other related costs	871	306	22	(310)	889

Total	$19,050	$4,460	$429	$(3,544)	$20,395

2013 Restructuring Plan – Nine Months Ended May 31, 2016

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2015	Charges	Non-Cash Activity	Payments	May 31, 2016
Employee severance and benefit costs	$30,047	$7,743	$(404)	$(17,901)	$19,485
Lease costs	64	(43)	—	—	21
Other related costs	846	649	—	(606)	889

Total	$30,957	$8,349	$(404)	$(18,507)	$20,395

2013 Restructuring Plan – Three Months Ended May 31, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	February 28, 2015	Charges	Non-Cash Activity	Payments	May 31, 2015
Employee severance and benefit costs	$36,156	$(1,847)	$(803)	$(2,586)	$30,920
Lease costs	2,403	—	—	(53)	2,350
Asset write-off costs	—	701	(701)	—	—
Other related costs	906	364	(30)	(480)	760

Total	$39,465	$(782)	$(1,534)	$(3,119)	$34,030

2013 Restructuring Plan – Nine Months Ended May 31, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2014	Charges	Non-Cash Activity	Payments	May 31, 2015
Employee severance and benefit costs	$45,246	$23,355	$(4,714)	$(32,967)	$30,920
Lease costs	18	2,777	(26)	(419)	2,350
Asset write-off costs	—	5,688	(5,688)	—	—
Other related costs	257	1,507	(93)	(911)	760

Total	$45,521	$33,327	$(10,521)	$(34,297)	$34,030

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2016 and 2015 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2016

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	February 29, 2016	Charges	Non-Cash Activity	Payments	May 31, 2016
EMS	$17,115	$4,460	$429	$(2,858)	$19,146
DMS	1,935	—	—	(686)	1,249

Total	$19,050	$4,460	$429	$(3,544)	$20,395

2013 Restructuring Plan – Nine Months Ended May 31, 2016

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2015	Charges	Non-Cash Activity	Payments	May 31, 2016
EMS	$28,834	7,454	(395)	(16,747)	$19,146
DMS	1,960	1,014	(9)	(1,716)	1,249
Other	163	(119)	—	(44)	—

Total	$30,957	$8,349	$(404)	$(18,507)	$20,395

2013 Restructuring Plan – Three Months Ended May 31, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	February 28, 2015	Charges	Non-Cash Activity	Payments	May 31, 2015
EMS	$35,358	$(1,107)	$(1,534)	$(1,897)	$30,820
DMS	3,701	—	—	(910)	2,791
Other	406	325	—	(312)	419

Total	$39,465	$(782)	$(1,534)	$(3,119)	$34,030

2013 Restructuring Plan – Nine Months Ended May 31, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2014	Charges	Non-Cash Activity	Payments	May 31, 2015
EMS	$35,504	$30,743	$(10,375)	$(25,052)	$30,820
DMS	8,268	424	(146)	(5,755)	2,791
Other	1,749	2,160	—	(3,490)	419

Total	$45,521	$33,327	$(10,521)	$(34,297)	$34,030

14. Business Acquisitions

Fiscal year 2016

On November 25, 2015, the Company entered into a master purchase agreement for certain assets and liabilities of various legal entities, collectively referred to as “Hanson”. On January 13, 2016, the Company completed the acquisition of the assets for approximately $139.2 million in cash, plus the assumption of certain liabilities of $230.0 million (such liabilities were subsequently paid in February 2016 and classified in our Condensed Consolidated Statement of Cash Flows as a component of cash flows from operating activities), with the exception of the real property for which the purchase price is $33.3 million and is expected to close during the fourth quarter of fiscal year 2016. Hanson is engaged in the business of manufacturing certain parts for customers in the DMS segment.

The acquisition of certain Hanson assets has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $373.3 million, including $248.0 million in property, plant and equipment, $125.3 million in goodwill and intangible assets assigned to customer relationships, liabilities assumed of $230.0 million and $4.1 million of deferred tax liabilities were recorded at their estimated fair values as of the acquisition date. The Company is currently evaluating the fair values of the assets related to this business combination. The preliminary estimates and measurements for the completed portion of the acquisition are, therefore, subject to change during the measurement period for property, plant and equipment, intangible assets and tax adjustments. The excess of the purchase price over the fair value of the acquired assets was recorded to goodwill and was fully allocated to the DMS segment. None of the goodwill is currently expected to be deductible for income tax purposes. A customer relationship was valued using the multi-period excess earnings method under the income approach. The Company expensed transaction costs in connection with the acquisition of approximately $2.1 million during the nine months ended May 31, 2016. The results of operations were included in the Company’s condensed consolidated financial results beginning on January 13, 2016. Pro forma information has not been provided as the acquisition of Hanson is not deemed to be significant.

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

These two acquisitions have been accounted for as business combinations using the acquisition method of accounting. Assets acquired of $92.2 million, including $19.3 million in goodwill and $31.4 million in intangible assets, and liabilities assumed of $19.9 million were recorded at their estimated fair values as of the acquisition dates. The excess of the purchase prices over the fair values of the acquired assets and assumed liabilities of $19.3 million was recorded to goodwill and was fully allocated to the EMS segment. None of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisitions of approximately $1.1 million during the nine months ended May 31, 2016. The results of operations of the acquired businesses were included in the Company’s condensed consolidated financial results beginning on the date of the acquisitions. Pro forma information has not been provided as the acquisitions are not deemed to be significant individually or in the aggregate.

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

During the fourth quarter of fiscal year 2015, the FASB issued a new accounting standard intended to simplify the subsequent measurement of inventory, excluding inventory accounted for under the last-in, first-out or the retail inventory methods. The new standard replaces the current lower of cost or market test with a lower of cost and net realizable value test. Under the current guidance, market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is required to be applied on a prospective basis and is effective for the Company beginning in the first quarter of fiscal year 2018 with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its Condensed Consolidated Financial Statements.

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

During the second quarter of fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and must be adopted using a modified retrospective approach. The adoption of this standard will impact the Company’s consolidated balance sheet. The Company is currently assessing any other impacts this new standard will have on its Condensed Consolidated Financial Statements.

During the third quarter of fiscal year 2016, the FASB issued an accounting standard to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for the Company beginning in the first quarter of fiscal year 2018 and early adoption is permitted. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.

16. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and nine months ended May 31, 2016 and 2015 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam; (c) losses in tax jurisdictions with existing valuation allowances; and (d) tax benefits from favorable audit resolutions and expiration of statutes in non-U.S. jurisdictions during the three months and nine months ended May 31, 2016. The material tax incentives expire at various dates through fiscal year 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

17. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2016 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Based on net revenue, for the nine months ended May 31, 2016, our largest customers include Apple, Inc., Cisco Systems, Inc., EMC Corporation, LM Ericsson Telephone Company, Hewlett-Packard Company, Ingenico S.A., NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the nine months ended May 31, 2016, we had net revenues of approximately $13.9 billion and net income attributable to Jabil Circuit, Inc. of approximately $216.0 million.

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

Summary of Results

The following table sets forth, for the three months and nine months ended May 31, 2016 and 2015, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net revenue	$4,310,752	$4,358,641	$13,922,323	$13,218,382
Gross profit	$321,087	$375,837	$1,204,055	$1,126,643
Operating income	$59,595	$135,422	$429,028	$405,028
Net income attributable to Jabil Circuit, Inc.	$5,213	$72,203	$216,028	$196,317
Net earnings per share - basic	$0.03	$0.37	$1.13	$1.01
Net earnings per share - diluted	$0.03	$0.37	$1.12	$1.00
Cash dividend per share - declared	$0.08	$0.08	$0.24	$0.24

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015
Sales cycle	7 days	13 days	6 days	4 days
Inventory turns (annualized)	7 turns	7 turns	8 turns	7 turns
Days in accounts receivable	27 days	30 days	29 days	28 days
Days in inventory	52 days	51 days	48 days	52 days
Days in accounts payable	72 days	68 days	71 days	76 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2016, days in accounts receivable decreased 3 days to 27 days as compared to the prior sequential quarter primarily due to the timing of sales and cash collection efforts during the quarter. During the three months ended May 31, 2016, days in inventory increased 1 day to 52 days as compared to the prior sequential quarter as a result of lower production in the DMS segment due to reduced consumer demand in the mobility business. During the three months ended May 31, 2016, days in accounts payable increased 4 days to 72 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended May 31, 2016, inventory turns, on an annualized basis, remained consistent at 7 turns from the prior sequential quarter. The sales cycle was 7 days during the three months ended May 31, 2016. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 15 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and nine months ended May 31, 2016 and 2015, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.6	91.4	91.4	91.5

Gross profit	7.4	8.6	8.6	8.5
Operating expenses:
Selling, general and administrative	5.5	5.2	5.1	5.0
Research and development	0.2	0.2	0.2	0.1
Amortization of intangibles	0.2	0.1	0.2	0.1
Restructuring and related charges	0.1	—	0.1	0.2

Operating income	1.4	3.1	3.0	3.1
Other expense	0.1	—	0.0	—
Interest income	(0.1)	(0.1)	(0.0)	—
Interest expense	0.8	0.8	0.7	0.8

Income from continuing operations before tax	0.6	2.4	2.3	2.3
Income tax expense	0.4	0.7	0.8	0.8

Income from continuing operations, net of tax	0.2	1.7	1.5	1.5

Discontinued operations:
Loss from discontinued operations, net of tax	0.0	0.0	0.0	0.0
Gain (loss) on sale of discontinued operations, net of tax	0.0	0.0	0.0	0.0

Discontinued operations, net of tax	0.0	0.0	0.0	0.0

Net income	0.2	1.7	1.5	1.5
Net income attributable to noncontrolling interests, net of tax	0.0	0.0	0.0	0.0

Net income attributable to Jabil Circuit, Inc.	0.2%	1.7%	1.5%	1.5%

The Three Months And Nine Months Ended May 31, 2016 Compared to the Three Months And Nine Months Ended May 31, 2015

Net Revenue. Net revenue decreased 1.1% to $4.3 billion during the three months ended May 31, 2016, compared to $4.4 billion during the three months ended May 31, 2015. Specifically, the DMS segment revenues decreased 9% as a result of the less than anticipated product demand that we experienced in the mobility business during the third quarter of fiscal year 2016. EMS segment revenues increased 4% due to a 6% increase in revenues from new business with existing customers within our telecommunications business, partially offset by a 2% revenue decline spread across the remaining industries within the EMS segment.

Net revenue increased 5.3% to $13.9 billion during the nine months ended May 31, 2016, compared to $13.2 billion during the nine months ended May 31, 2015. Specifically, the DMS segment revenues increased 9% as a result of a 7% increase in revenues from customers within our mobility business due to strengthened end user product demand during the first half of fiscal year 2016 and new business, 1% revenue growth in the consumer lifestyles and wearable technologies businesses and 1% revenue growth spread across the remaining industries within the DMS segment. EMS segment revenues increased 3% due to a 5% increase in revenues from new business with existing customers within our telecommunications business, partially offset by a 2% revenue decline spread across the remaining industries within the EMS segment.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary and other conditions, such as the less than anticipated product demand that we experienced within our DMS segment that impacted our second and third fiscal quarters and is expected to impact at least the following fiscal quarter; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
EMS	66%	63%	59%	61%
DMS	34%	37%	41%	39%

Total	100%	100%	100%	100%

Foreign source revenue represented 90.4% and 91.0% of our net revenue for the three months and nine months ended May 31, 2016, respectively, compared to 86.6% and 87.1% of net revenue for the three months and nine months ended May 31, 2015. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit decreased to $321.1 million (7.4% of net revenue) and increased to $1.2 billion (8.6% of net revenue) during the three months and nine months ended May 31, 2016, respectively, compared to $375.8 million (8.6% of net revenue) and $1.1 billion (8.5% of net revenue) during the three months and nine months ended May 31, 2015, respectively. The decrease in gross profit on an absolute basis and as a percentage of revenue during the three months ended May 31, 2016 is primarily due to a decrease in our revenues from existing customers within the DMS segment, which declined at a higher rate than certain of our fixed costs. Gross profit on an absolute basis and as a percentage of net revenue remained relatively consistent during the nine months ended May 31, 2016 as compared to the nine months ended May 31, 2015.

Selling, General and Administrative. Selling, general and administrative expenses increased to $239.6 million (5.5% of net revenue) and $716.1 million (5.1% of net revenue) during the three months and nine months ended May 31, 2016, respectively, compared to $228.5 million (5.2% of net revenue) and $653.2 million (5.0% of net revenue) during the three months and nine months ended May 31, 2015, respectively. The increase on an absolute basis and as a percentage of net revenue was primarily the result of increases in salary and salary related expenses and other costs due to increased headcount to support the continued growth of our business.

Research and Development. Research and development (“R&D”) expenses remained relatively consistent at $7.7 million (0.2% of net revenue) during the three months ended May 31, 2016 compared to $7.0 million (0.2% of net revenue) during the three months ended May 31, 2015. R&D expenses increased to $24.4 million (0.2% of net revenue) during the nine months ended May 31, 2016 compared to $19.5 million (0.1% of net revenue) during the nine months ended May 31, 2015 primarily as the result of new projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangibles increased to $9.7 million and $26.2 million during the three months and nine months ended May 31, 2016, respectively, compared to $5.7 million and $17.1 million during the three months and nine months ended May 31, 2015, respectively. The increase is due to the definite lived intangible assets acquired in connection with the Plasticos acquisition that occurred in the fourth quarter of fiscal year 2015 and the acquisitions of Shemer and Hanson that occurred during the first and second quarters of fiscal year 2016, respectively.

Restructuring and Related Charges.

2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $4.5 million and $8.3 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2016, respectively, compared to $(0.8) million and $33.3 million during the three months and nine months ended May 31, 2015, respectively. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges during the three months and nine months ended May 31, 2016 include cash costs of $4.2 million and $7.7 million related to employee severance and benefit costs, respectively, and $0.3 million and $0.6 million of other related costs, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2015 include cash costs of $(1.9) million and $23.3 million related to employee severance and benefit costs, respectively, $0 and $2.8 million related to lease costs, respectively, and $0.4 million and $1.5 million of other related costs, respectively, as well as non-cash costs of $0.7 million and $5.7 million related to asset write-off costs, respectively.

During the three months and nine months ended May 31, 2016, $3.5 million and $18.5 million, respectively, was paid related to the 2013 Restructuring Plan. At May 31, 2016, accrued liabilities of approximately $19.7 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

We currently expect to recognize approximately $179.0 million, excluding the restructuring and related charges previously incurred for the AMS discontinued operations, in pre-tax restructuring and other related costs over the course of fiscal years 2013 through 2017 under the 2013 Restructuring Plan. The restructuring and related charges are expected to include $149.4 million of employee severance and benefit costs; $21.6 million of asset write-off costs; $3.5 million of contract termination costs and $4.5 million of other related costs. Since the inception of the 2013 Restructuring Plan, a total of $158.9 million of restructuring and related costs have been recognized as of May 31, 2016. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of our fiscal years 2013 through 2017. The remaining $20.1 million of the restructuring and related costs expected to be recognized reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

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

Other Expense. Other expense remained relatively consistent over the prior periods at $2.4 million and $6.3 million for the three months and nine months ended May 31, 2016, respectively, compared to $1.9 million and $5.2 million for the three months and nine months ended May 31, 2015, respectively.

Interest Income. Interest income remained relatively consistent over the prior periods at $2.3 million and $6.7 million during the three months and nine months ended May 31, 2016, respectively, compared to $2.8 million and $6.5 million during the three months and nine months ended May 31, 2015, respectively.

Interest Expense. Interest expense increased to $35.2 million and $102.5 million during the three months and nine months ended May 31, 2016, respectively, compared to $32.0 million and $95.9 million during the three months and nine months ended May 31, 2015, respectively. The increase for the three and nine months ended May 31, 2016 is due to interest expense associated with the Term Loan Facility entered into on July 6, 2015.

Income Tax Expense. Income tax expense reflects an effective tax rate of 75.9% and 33.9% for the three months and nine months ended May 31, 2016, respectively, compared to an effective tax rate of 30.8% and 34.5% for the three months and nine months ended May 31, 2015, respectively.

The effective tax rate for the three months ended May 31, 2016 increased from the effective tax rate for the three months ended May 31, 2015 primarily due to decreased income in low tax-rate jurisdictions, increased losses in tax jurisdictions with existing valuation allowances, and overall lower income from continuing operations during the three months ended May 31, 2016. This effective tax rate increase was partially offset by tax benefits from favorable audit resolutions and expiration of statutes in non-U.S. jurisdictions during the three months ended May 31, 2016.

The effective tax rate for the nine months ended May 31, 2016 decreased from the effective tax rate for the nine months ended May 31, 2015 primarily due to tax benefits from favorable audit resolutions and expiration of statutes in non-U.S. jurisdictions during fiscal year 2016. These effective tax rate decreases were partially offset by decreased income from continuing operations in low tax-rate jurisdictions and increased losses in tax jurisdictions with existing valuation allowances during fiscal year 2016.

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and nine months ended May 31, 2016 and 2015 due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam; (c) losses in tax jurisdictions with existing valuation allowances; and (d) tax benefits from favorable audit resolutions and expiration of statutes in non-U.S. jurisdictions during the three months and nine months ended May 31, 2016. The material tax incentives expire at various dates through fiscal year 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Nine months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Operating income (U.S. GAAP)	$59,595	$135,422	$429,028	$405,028
Amortization of intangibles	9,711	5,724	26,150	17,097
Stock-based compensation expense and related charges	13,445	20,094	58,505	53,106
Restructuring and related charges	4,460	(782)	8,349	31,833

Core operating income (Non-U.S. GAAP)	$87,211	$160,458	$522,032	$507,064

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$5,213	$72,203	$216,028	$196,317
Amortization of intangibles, net of tax	8,959	5,528	24,066	16,893
Stock-based compensation expense and related charges, net of tax	13,321	19,949	57,738	52,471
Restructuring and related charges, net of tax	4,470	(1,029)	8,358	31,172
Loss from discontinued operations, net of tax	—	1,514	—	5,224
(Gain) loss on sale of discontinued operations, net of tax	—	(1,681)	—	875

Core earnings (Non-U.S. GAAP)	$31,963	$96,484	$306,190	$302,952

Net earnings per share (U.S. GAAP):
Basic	$0.03	$0.37	$1.13	$1.01

Diluted	$0.03	$0.37	$1.12	$1.00

Core earnings per share (Non-U.S. GAAP):
Basic	$0.17	$0.50	$1.60	$1.56

Diluted	$0.17	$0.49	$1.59	$1.55

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	191,206	193,785	190,841	193,617

Diluted	193,069	196,304	193,058	195,793

Core operating income decreased 45.6% to $87.2 million and increased 3.0% to $522.0 million during the three months and nine months ended May 31, 2016, respectively, compared to $160.5 million and $507.1 million during the three months and nine months ended May 31, 2015, respectively. Core earnings decreased 66.9% to $32.0 million and increased 1.1% to $306.2 million during the three months and nine months ended May 31, 2016, respectively, compared to $96.5 million and $303.0 million during the three months and nine months ended May 31, 2015, respectively. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months And Nine Months Ended May 31, 2016 Compared to the Three Months And Nine Months Ended May 31, 2015.”

Acquisitions and Expansion

As discussed in Note 14 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed three acquisitions during the nine months ended May 31, 2016 and six acquisitions during the fiscal year ended August 31, 2015. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and some divestitures may adversely affect our financial condition, results of operations or cash flows.”

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

Liquidity and Capital Resources

At May 31, 2016, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the nine months ended May 31, 2016 and 2015 (in thousands):

	Nine months ended
	May 31, 2016	May 31, 2015
Net cash provided by operating activities	$487,947	$882,921
Net cash used in investing activities	(890,384)	(797,261)
Net cash provided by (used in) financing activities	376,006	(95,105)
Effect of exchange rate changes on cash and cash equivalents	(541)	(28,010)

Net decrease in cash and cash equivalents	$(26,972)	$(37,455)

Net cash provided by operating activities during the nine months ended May 31, 2016 was approximately $487.9 million. This resulted primarily from net income of $216.2 million, $513.0 million in non-cash depreciation and amortization expense, a $229.2 million decrease in inventories, a $180.8 million decrease in accounts receivable and $58.5 million of recognized stock-based compensation expense and related charges; which were partially offset by a $565.6 million decrease in accounts payable, accrued expenses and other liabilities and a $131.7 million increase in prepaid expenses and other current assets. The decrease in inventories was primarily due to lower production in the DMS segment in the second and third quarters of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015 due to reduced consumer demand in the mobility business. The decrease in accounts receivable is primarily driven by the reduced consumer demand in the mobility business in the second and third quarters of fiscal year 2016, coupled with cash collection efforts. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments and lower materials purchases associated with lower sales levels in the DMS segment in the second and third quarters of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015 due to reduced consumer demand in the mobility business. The increase in prepaid expenses and other current assets was primarily due to increases in the deferred purchase price receivable under our asset-backed securitization programs due to an increase in receivables sold to the unaffiliated conduits and financial institutions and advanced deposits.

Net cash used in investing activities during the nine months ended May 31, 2016 was $890.4 million. This consisted primarily of capital expenditures of $668.5 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades, $206.0 million of cash paid for business acquisitions, net of cash received and $29.3 million of cash paid for the issuance of notes receivable.

Net cash provided by financing activities during the nine months ended May 31, 2016 was $376.0 million. This resulted from our receipt of approximately $4.7 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $4.1 billion of borrowings under the Revolving Credit Facility, $500.0 million under the Term Loan Facility and $169.9 million under credit facilities with foreign subsidiaries, along with $10.7 million of net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan. This was offset by repayments in an aggregate amount of approximately $4.3 billion, which primarily included an aggregate of $4.1 billion of repayments under the Revolving Credit Facility and $170.1 million under credit facilities with foreign subsidiaries. In addition, during the nine months ended May 31, 2016 we paid $54.6 million, including commissions, to repurchase 2,794,929 of our common shares, we paid $47.1 million in dividends to stockholders and we paid $10.5 million (the equivalent of 454,836 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $10.5 million of employee-owned common stock related to this vesting).

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

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 20, 2017, are available at any one time. Net cash proceeds up to a maximum of $275.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018, are available at any one time. The foreign asset-backed securitization program was amended to increase the facility limit from $175.0 million to $275.0 million, effective May 20, 2016.

In connection with our asset-backed securitization programs, at May 31, 2016, we sold $992.7 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $475.4 million and a deferred purchase price receivable. At May 31, 2016, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $517.3 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

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

During the three months and nine months ended May 31, 2016, we sold $0.7 billion and $3.0 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.7 billion and $2.9 billion during the three months and nine months ended May 31, 2016, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2016 and August 31, 2015 are summarized below (in thousands):

	May 31,	August 31,
	2016	2015
7.750% Senior Notes due 2016	$311,667	$310,378
8.250% Senior Notes due 2018	399,333	399,047
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	64	323
Borrowings under loans (a)	510,794	30,410
Capital lease obligations	28,758	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	297	2,077

Total notes payable, long-term debt and capital lease obligations	2,150,913	1,670,391
Less current installments of notes payable, long-term debt and capital lease obligations	359,885	323,833

Notes payable, long-term debt and capital lease obligations, less current installments	$1,791,028	$1,346,558

(a)	On July 6, 2015, we entered into an amended and restated senior unsecured five year credit agreement. The credit agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and a $500.0 million five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”). On September 22, 2015, we borrowed $500.0 million against the Term Loan Facility.

On May 19, 2016, we entered into a note purchase agreement with certain third parties which we anticipate closing on July 14, 2016 for a private placement of $300.0 million of senior unsecured notes maturing on July 14, 2023 with an interest rate of 4.9% (the “4.900% Senior Notes”). The proceeds from the sale of the notes are anticipated to be used to repay our $312.0 million 7.750% Senior Notes due July 15, 2016. We are subject to financial covenants based in part on those set forth in our Revolving Credit Facility, including: (1) a maximum ratio of consolidated indebtedness to consolidated EBITDA and (2) a minimum ratio of (a) consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all indebtedness and loss on sale of accounts receivable. In addition, we and our subsidiaries, are subject to other covenants, such as: limitation upon transactions with affiliates; limitation upon mergers, consolidations, etc.; limitation upon sales of assets; limitation upon changes in line of business; terrorism sanction regulations; limitation upon subsidiary indebtedness; limitation upon liens; financial and business information; visitation rights; compliance with laws; insurance; maintenance of properties; payment of taxes and claims; preservation of corporate existence, etc.; keeping of books and records; subsidiary guarantees or liability for certain indebtedness; and most favored lender requirement with respect to certain indebtedness. Terms used above in the description of financial covenants have specific meanings ascribed to them in the note purchase agreement.

At May 31, 2016, we were in compliance with all covenants under the Credit Facility, the 4.900% Senior Notes and our asset-backed securitization programs. At August 31, 2015, we were in compliance with all covenants under the Credit Facility and our asset-backed securitization programs.

Uses

At May 31, 2016, we had approximately $887.0 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $647.8 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures, which do not include any amounts spent on acquisitions, will be in the range of $500.0 million to $800.0 million, principally for capacity and infrastructure; to support ongoing business in the EMS segment; and investments in our DMS operations, specifically our healthcare, packaging, consumer lifestyles and mobility businesses. Additionally, our capital expenditures will be used to expand our capabilities and invest in new non-traditional end markets. The amounts used to fund such capital expenditures will not be available to be deployed elsewhere by us. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our 7.750% Senior Notes of $312.0 million will mature on July 15, 2016. The proceeds from the sale of the 4.900% Senior Notes are anticipated to be used to repay the 7.750% Senior Notes.

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

In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017.

On October 14, 2015, January 21, 2016 and April 21, 2016, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 16, 2015, February 16, 2016 and May 16, 2016. Of the total cash dividend declared on October 14, 2015 of $15.9 million, $15.2 million was paid on December 1, 2015. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 21, 2016 of $15.9 million, $15.3 million was paid on March 1, 2016. The remaining $0.6 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on April 21, 2016 of $15.9 million, $15.3 million was paid on June 1, 2016. The remaining $0.6 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $275.0 million foreign asset-backed securitization program, amended to increase the facility limit from $175.0 million to $275.0 million, effective May 20, 2016, is scheduled to expire on May 1, 2018. We may be unable to renew either of these programs. The $650.0 million trade accounts receivable sale agreement is an uncommitted facility that was amended during the first quarter of fiscal year 2016 to increase the uncommitted capacity from $450.0 million to $650.0 million and to extend the expiration date to November 1, 2016, although any party may elect to terminate the agreement upon 15 days prior notice. The $650.0 million trade accounts receivable sale agreement will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that is subject to expiration on August 31, 2016. The $100.0 million trade accounts receivable sale agreement is an uncommitted facility that is scheduled to expire on November 1, 2016 (as the agreement was automatically extended on November 1, 2015), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale agreement will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of May 31, 2016 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$2,150,616	$359,588	$489,868	$778,257	$522,903
Future interest on notes payable, long-term debt and capital lease obligations (b)	379,075	95,374	145,658	97,377	40,666
Operating lease obligations	576,976	112,704	159,408	114,752	190,112
Non-cancelable purchase order obligations (c)	217,408	204,888	12,520	—	—
Pension and postretirement contributions and payments (d)	9,683	3,994	908	1,393	3,388

Total contractual cash obligations (e)	$3,333,758	$776,548	$808,362	$991,779	$757,069

(a)	The above table excludes a $0.3 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates based on May 31, 2016 interest rates to determine the value of these expected future interest payments.
(c)	Consists of purchase commitments entered into as of May 31, 2016 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized three month period following the third quarter of fiscal year 2016 and the expected benefit payments for unfunded pension and postretirement plans through 2025. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded when paid.
(e)	At May 31, 2016, we have $2.5 million and $91.1 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At May 31, 2016, except for certain foreign currency contracts with a notional amount outstanding of $245.1 million and a fair value of $1.4 million recorded in prepaid expenses and other current assets and $4.9 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at May 31, 2016 that are not designated as accounting hedges was $1.3 billion. The fair values of these contracts amounted to a $3.9 million asset recorded in prepaid expenses and other current assets and a $10.4 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with six months being the maximum term of the contracts outstanding at May 31, 2016. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Israeli shekel, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, South African rand, Swedish krona, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of May 31, 2016, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2016, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At May 31, 2016, the hedge accounting adjustment recorded is $0.3 million in the Condensed Consolidated Balance Sheets.

During the second quarter of fiscal year 2016, we entered into a series of treasury rate lock transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The treasury rate locks had an aggregate notional amount of $200.0 million and were designated as hedging instruments and accounted for as cash flow hedges. During the third quarter of fiscal year 2016, we settled the treasury rate locks, which resulted in a positive cash settlement amount of approximately $0.1 million.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $487.5 million in borrowings outstanding under these facilities at May 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2016. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2016, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended May 31, 2016, our five largest customers accounted for approximately 51% of our net revenue and 81 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. If any of those customers experiences a decline in the demand (anticipated or unanticipated), which has recently occurred and impacted our second fiscal quarter ended February 29, 2016, our third fiscal quarter ended May 31, 2016 and is expected to impact at least the following fiscal quarter, for one or more of its products due to economic or other forces, it may reduce its purchases from us or terminate its relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, pricing and margin pressures, and the emergence of new business models and shifting patterns of demand. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a smaller number of customers. A significant reduction in sales to any of our customers or the exercising by certain customers of pricing and margin pressure on us, which reduction or exercise have occurred in certain instances in the past and which are exacerbated for larger customers, could have a material adverse effect on our results of operations. Also, a deterioration in the payment experience with, or credit quality of, any of our significant customers could have a material adverse effect on our results of operations. In the past, we have incurred certain inventory write-offs and equipment write-offs and some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could happen again in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) or a reduction in manufacturing services ordered from us can result in one or more of the following adverse effects on our business: a decline in revenue; less revenue to absorb fixed costs and overhead; severance costs; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; other potential disengagement costs; a decrease in inventory turns; an increase in days that products remain in inventory and an increase in days that accounts receivable remain outstanding. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification obligation. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experiences a decline in demand (anticipated or unanticipated), which has recently occurred and impacted our second fiscal quarter ended February 29, 2016, our third fiscal quarter ended May 31, 2016 and is expected to impact at least the following fiscal quarter, the applicable customer may reduce its purchases from us or terminate its relationship with us. This could have a material adverse effect on our results of operations.

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

Factors affecting the industries that utilize our services in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	recessionary periods in our customers’ markets, as well as in the global economy in general;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which may contribute to short product life cycles or shifts in our customers’ strategies;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	the potential that our customers’ products become commoditized or obsolete;

•	the failure of our customers’ products to gain widespread commercial acceptance;

•	increased competition among our customers and their respective competitors which may result in a loss of business or a reduction in pricing power for our customers;

•	the emergence of new business models and shifting patterns of demand; and

•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

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

At times our customers have been, and may be in the future, unsuccessful in addressing these competitive challenges, or any others that they may face, and their business has been, and may be in the future, materially adversely affected. As a result, the demand for our services has at times declined and may decline in the future. Even if our customers are successful in responding to these challenges, their responses may have consequences which affect our business relationships with our customers (and possibly our results of operations) by altering our production cycles and inventory management. During the fiscal quarter ended May 31, 2016, we experienced less than anticipated product demand within our DMS segment, which impacted our third fiscal quarter and is expected to impact at least the following fiscal quarter.

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

Increasing consolidation in industries that utilize our services may occur as companies combine to achieve further economies of scale and other synergies, which could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity may increase pricing and competitive pressures for our industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and expose us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders for a customer’s products with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers or a customer’s specific product. Anticipated orders from many of our customers have, in the past, failed to materialize, delivery schedules have been deferred or production has unexpectedly decreased, slowed down or stopped as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of providing manufacturing services for an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations, particularly when our contractual or legal remedies are insufficient to avoid or mitigate such unanticipated costs which can be exacerbated with large customers. These difficulties can be exacerbated when providing services for a specific customer product from which we generate a significant amount of our revenue, and that customer experiences less than anticipated demand such as we believe happened with one of our significant customers during this quarter, which impacted our second and third fiscal quarters and is expected to impact at least the following fiscal quarter. An increasing portion of our revenues have come from our largest customer, and servicing that customer requires an increased level of capital expenditures by us. See – “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue.”

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

Our production of a customer’s product could be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our operations.

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

Credit market turmoil could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; the lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of July 6, 2015 which provides for a revolving credit facility (the “Revolving Credit Facility”) and a five year delayed draw term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facility”); and the lenders under various of our foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we do not comply with the covenants under our credit agreement, our ability to borrow under the Revolving Credit Facility would be adversely affected. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million North American asset-backed securitization program expiring on October 20, 2017, our $275.0 million foreign asset-backed securitization program (amended to increase the facility limit from $175.0 million to $275.0 million, effective May 20, 2016) expiring on May 1, 2018, our $650.0 million uncommitted trade accounts receivable sale program expiring on November 1, 2016 (though either party can elect to terminate the agreement upon 15 days prior notice and the agreement will be automatically extended each year through August 31, 2017 unless any party gives no less than 30 days prior notice that the agreement should not be extended), our $150.0 million uncommitted trade accounts receivable sale program subject to expiration on August 31, 2016, our $100.0 million uncommitted trade accounts receivable program expiring on November 1, 2016 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 15 days and the agreement may be automatically extended each year through November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended), the effects of the credit market turmoil could negatively impact our ability to renew or obtain such financing. Finally, credit market turmoil has negatively impacted certain of our customers and certain of their respective customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 90.4% and 91.0% of net revenue from international operations during the three months and nine months ended May 31, 2016, respectively, compared to 86.6% and 87.1% during the three months and nine months ended May 31, 2015, respectively. At May 31, 2016, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte and Manaus, Brazil; Ottawa, Canada; Beijing, Chengdu, Hong Kong, Huangpu, Huizhou, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuhan, Wuxi, Yantai and Zhejiang, China; Kankaanpaa and Tampere, Finland; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Szombathely and Tiszaujvaros, Hungary; Mumbai, Pune and Ranjangaon, India; Bray and Waterford, Ireland; Misgav, Tel Aviv and Yokneam, Israel; Marcianise, Italy; Gotemba and Hachioji, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; Kwidzyn, Poland; Moscow and Tver, Russia; Ayr and Livingston, Scotland; Tampines, Singapore; Johannesburg, South Africa; Seoul, South Korea; Tortosa, Spain; Changhua, Hsinchu, Taichung City and Taipei, Taiwan; Venray, The Netherlands; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Three Months And Nine Months Ended May 31, 2016 Compared to the Three Months And Nine Months Ended May 31, 2015 and Note 13 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

As of May 31, 2016, our debt obligations consisted of $312.0 million under our 7.750% Senior Notes, $400.0 million under our 8.250% Senior Notes, $400.0 million under our 5.625% Senior Notes, $500.0 million under our 4.700% Senior Notes and $500.0 million under the Term Loan Facility. As of May 31, 2016, there was $52.1 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. On May 19, 2016, we entered into a note purchase agreement with certain third parties which we anticipate closing on July 14, 2016 for a private placement of $300.0 million of senior unsecured notes maturing on July 14, 2023 with an interest rate of 4.9% (the “4.900% Senior Notes”). The proceeds from the sale of the notes are anticipated to be used to repay our $312.0 million 7.750% Senior Notes due July 15, 2016. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

We have the ability to borrow up to $1.5 billion under the Revolving Credit Facility. In addition, the Revolving Credit Facility contemplates a potential increase of up to an additional $500.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities, make substantial investments in our infrastructure or enter into a stock repurchase program, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. An increase in the level of our indebtedness, among other things, could:

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

A significant number of our operations are located outside the United States, however the majority of our business is conducted in U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our net revenue, cost of sales, operating margins and net income. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and other foreign currency obligations. Based on our calculations and current forecasts, we believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2016:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number		Shares Purchased	Yet Be Purchased
	of Shares	Average Price	as Part of Publicly	Under the Program
Period	Purchased(1)	Paid per Share	Announced Program(2)	(in thousands)
March 1, 2016 – March 31, 2016	—	$—	—	$—
April 1, 2016 – April 30, 2016	8,629	$18.13	—	$—
May 1, 2016 – May 31, 2016	303	$17.36	—	$—

Total	8,932	$18.11	—	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In July 2015, our Board of Directors authorized the repurchase of up to $100.0 million of our common shares during the twelve month period following their authorization. During the first quarter of fiscal year 2016, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding of the $100.0 million authorized by our Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) for the fiscal quarter ended May 31, 2015.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

Date: June 30, 2016	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: June 30, 2016	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.