Form 10-K
period 2016-08-31
JABIL CIRCUIT INC
filed 2016-10-20
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 29, 2016 was approximately $3.9 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 6, 2016, was 185,579,700. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders scheduled to be held on January 26, 2017 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

2016 FORM 10-K ANNUAL REPORT

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Based on net revenue, for the fiscal year ended August 31, 2016, our largest customers include Apple, Inc., Cisco Systems, Inc., Dell Technologies, General Electric Company, Hewlett-Packard Company, Ingenico S.A., LM Ericsson Telephone Company, NetApp, Inc., Valeo S.A. and Zebra Technologies Corporation. For the fiscal year ended August 31, 2016, we had net revenues of approximately $18.4 billion and net income attributable to Jabil Circuit, Inc. of approximately $254.1 million.

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

We report our business in the following two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronic manufacturing services and solutions. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the past several years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Business Units. Most of our business units are dedicated to one customer and operate by primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Africa, South Korea, Spain, Taiwan, Ukraine and Vietnam to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Offer Design Services. We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers by allowing them the flexibility to utilize complementary design services to achieve improvements in performance, cost, time-to-market and manufacturability, as well as to help develop relationships with new customers.

•	Pursue Selective Acquisition Opportunities. Traditionally, EMS companies have acquired manufacturing capacity from customers to drive growth, expand footprint and gain new customers. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations to include opportunities to acquire DMS and EMS competitors who are focused on our key growth areas which include specialized manufacturing in key markets, materials technology, design operations and/or other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Business Units. Most of our business units are dedicated to one customer and are empowered to formulate strategies tailored to individual customer needs. Most of our business units have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units. Business unit management reviews the customer financial information in order to assess whether or not the business units are meeting their designated responsibilities and to ensure that the daily execution of manufacturing activities are being effectively managed. The business units aggregate into operating segments based on the economic profiles of the services performed, including manufacturing capabilities, market share strategy, margins, return on capital and risk profiles.

•	Automated Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Risk Factors – Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.”

•	Supply Chain Management. We make available an electronic commerce system/electronic data interchange and web-based tools for our customers and suppliers to implement a variety of supply chain management programs. Most of our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with most of our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

Our Design Services

We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with our new customers. We offer the following design services:

•	Electronic Design. Our Electronic Design team provides electronic circuit design services, including application-specific integrated circuit design, firmware development and rapid prototyping services. These services have been used by our customers for a variety of products including smart phones and accessory products, notebook and personal computers, servers, radio frequency products, video set-top boxes, optical communications products, communication and broadband products, automotive and consumer appliance controls.

•	Industrial Design Services. Our Industrial Design team designs the “look and feel” of the plastic and metal enclosures that house the electro-mechanics, including the printed circuit board assemblies (“PCBA”).

•	Mechanical Design. Our Mechanical Design team specializes in three-dimensional mechanical design with the analysis of electronic, electro-mechanical and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product design offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management.

•	Computer-Assisted Design. Our Computer-Assisted Design (“CAD”) team provides PCBA design services using advanced CAD engineering tools, PCBA design validation and verification services, and other consulting services, which include the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCBA design. We believe that our CAD services result in PCBA designs that are optimized for manufacturability and cost efficiencies, and accelerate the product’s time-to-market and time-to-volume production.

•	Product Validation. Our Product Validation team provides complete product and process validation. This includes product system test, product safety, regulatory compliance and reliability test.

•	Manufacturing Test Solution Development. Our Manufacturing Test Solution Development team works as an integral function to the design team to embed design for testability and minimization of capital and resource investment for mass manufacturing. The use of software driven instrumentation and test process design and management has enhanced our customer product quality and less human dependent test processes. The full electronic test data-log of customer products has allowed customer product test traceability and visibility throughout the manufacturing test process.

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

Technology

We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our R&D efforts, we intend to continue to offer our customers among the most advanced highly automated, continuous flow manufacturing process technologies for precise and aesthetic mechanical components and system assembly. These technologies include automation, electronic interconnection, advanced polymer and metal material science, automated tooling, single/multi-shot injection molding, stamping, multi-axis Computer Numerical Control, spray painting, vacuum metallization, physical vapor deposition, digital printing, anodization, thermal-plastic composite formation, plastic with embedded electronics, in-mold labeling, metal cover with insert-molded or die-casting features for assembly, seamless display cover with integrated touch sensor, plastic cover with insert-molded glass lens and advanced testing solutions. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

To meet our customers’ increasingly sophisticated needs, we continuously engage in product research and design activities. These activities include electronic design, mechanical design, software design, system level design, material processing research (including plastics, metal, glass and ceramic), component and product validation, as well as other design and process development related activities necessary to manufacture our customers’ products in the most cost-effective and consistent manner. We are engaged in advanced research and platform designs for products including: mobile internet devices and associated accessories, multi-media tablets, two-way radios, consumer lifestyles products, health care and life science products, server and storage products, set-top and digital home products, printing products and wearable technologies products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2016, 2015 and 2014, we expended $32.0 million, $27.6 million and $28.6 million, respectively, on R&D activities.

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production and product management services. Management evaluates performance and allocates resources on a segment basis. At August 31, 2016, our reportable operating segments consisted of two segments – EMS and DMS. See Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

	Fiscal Year Ended August 31,
	2016	2015	2014
Apple, Inc.	24%	24%	18%

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2016	2015	2014
EMS	60%	60%	67%
DMS	40%	40%	33%

Total	100%	100%	100%

In fiscal year 2016, our five largest customers accounted for approximately 49% of our net revenue and 85 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue,” “Risk Factors – Consolidation in industries that utilize our services may adversely affect our business” and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe, Asia and Africa. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Africa, South Korea, Spain, Taiwan, Ukraine and Vietnam.

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

Our African operations, located in South Africa, provide energy consulting and monitoring services and products to telecommunication customers throughout Africa.

See “Risk Factors – We derive a substantial majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may be operating at a cost disadvantage compared to competitors who (a) have greater direct buying power from component suppliers, distributors and raw material suppliers, (b) have lower cost structures as a result of their geographic location or the services they provide, (c) are willing to make sales or provide services at lower margins than we do (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business) or (d) have increased their vertical capabilities, thereby potentially providing them greater cost savings. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share. See “Risk Factors – We compete with numerous other diversified manufacturing service providers, electronic manufacturing services and design providers and others.”

Backlog

Our order backlog at August 31, 2016 and 2015 was valued at approximately $4.5 billion and $5.0 billion, respectively. Our order backlog is expected to be filled within the current fiscal year. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, or they may cancel their orders, change production quantities, delay production or change their sourcing strategy which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.”

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the DMS segment during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, natural disasters and global events that have caused material shortages. Such circumstances have produced insignificant levels of short-term interruption of our operations, but they could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our operations. See “Risk Factors – We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profit, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.”

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

We do not believe that our designs, production and product management services infringe on the proprietary rights of third parties. However, if third parties successfully assert infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise,” “Risk Factors - Our manufacturing processes and services may result in exposure to intellectual property infringement and other claims,” “Risk Factors - The success of certain aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights” and “Risk Factors - Intellectual property infringement claims against our customers, our suppliers or us could harm our business.”

Employees

As of August 31, 2016, we employed approximately 138,000 people worldwide. None of our U.S. domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1. Each of our segments is dependent on foreign operations.

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

Forbes I.J. Alexander (age 56) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, Scotland.

Steven D. Borges (age 48) was named Executive Vice President, Chief Executive Officer, Healthcare in September 2016. Mr. Borges joined Jabil in 1993 and has global experience in Business Development, Manufacturing Operations and Supply Chain Management. From 1993 through 2015, Mr. Borges held several positions, including various positions in operations through 1997, Business Unit Coordinator in 1998, Vice President, Business Development in 2002, Vice President, Business Development, Americas in 2003, Vice President, Global Business Units, EMS, in 2007, Senior Vice President, Industrial & Energy in 2013, Executive Vice President, CEO, Growth Markets in 2014 and Executive Vice President, CEO, Healthcare, in 2015. He holds a Bachelor’s Degree in Business Administration and Management from Fitchburg State University.

Sergio A. Cadavid (age 60) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial and administrative positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Michael Dastoor (age 51) was named Senior Vice President, Controller in July 2010. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Erich Hoch (age 47) was named Executive Vice President, Chief Executive Officer, Jabil Packaging Solutions in June 2016. Mr. Hoch joined Jabil in 2002 as Business Unit Manager as part of the Business Development Group. In 2005, he became a Vice President, Global Business Units presiding over Jabil’s display sector. From 2008 to 2013, Mr. Hoch was Senior Vice President and Chief Supply Chain Officer where he developed solutions and strategies aimed at making Jabil a sustainable holistic supply chain management services organization. Most recently, he served as Executive Vice President of Engineering and Technology Services. Prior to Jabil, Mr. Hoch spent 18 years at Philips Electronics where he worked across multiple functional disciplines. Mr. Hoch received an engineering diploma in Vienna, Austria, in toolmaking and mechanics. He also holds various international certifications in Marketing, Purchasing, and Business Management.

Robert L. Katz (age 54) joined Jabil in March 2016 and was named Executive Vice President, General Counsel and Corporate Secretary in September 2016. Mr. Katz served as General Counsel of Jabil prior to this appointment. Prior to joining Jabil, Mr. Katz served as Executive Vice President, General Counsel and Secretary of SharkNinja. He was previously Senior Vice President and General Counsel of Ingersoll Rand plc from 2010 to 2015. Mr. Katz joined Ingersoll Rand from Federal-Mogul Corporation where he was Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer from 2007 to 2011. Prior to joining Federal-Mogul, he was General Counsel - EMEA and Regional Compliance Officer - EMEA for Delphi Corporation in Paris, France from 1999 to 2007. From 1996 to 1999, Mr. Katz served as Assistant General Counsel for General Motors (Europe) AG in Zurich, Switzerland. He began his career with Milbank, Tweed, Hadley & McCloy working in the Mergers and Acquisitions and General Corporate Group in New York and London. He earned a Bachelor of Laws (LL.B.) and a Bachelor of Civil Law (B.C.L.) from McGill University. He is a member of the New York Bar.

Michael J. Loparco (age 45) was named Executive Vice President, Chief Executive Officer, Engineered Solutions Group in January 2016. Previously, Mr. Loparco served as Executive Vice President, Chief Executive Officer, Industrial and Energy, Senior Vice President, Global Business Units in Jabil’s High Velocity business and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation, and was a Certified Mediator in the judicial circuits of the State of Florida. He holds a Juris Doctorate from Stetson University College of Law; and attended Florida State University, College of Law, while serving with the Committee of Business and Professional Regulation for the Florida House of Representatives. He holds a Bachelor of Arts in International Business, with minor degrees in Spanish and Business Management, from Eckerd College.

Joseph A. McGee (age 54) was named Executive Vice President, Strategic Planning and Development in January 2010 and was designated as an executive officer in July 2013. Mr. McGee joined Jabil in 1993 as a Business Unit Manager. From 1993 through 2004, Mr. McGee held several positions, including Director of Business Development, Malaysia, General Manager, California and Vice President, Global Business Units. Mr. McGee was promoted to Senior Vice President, Global Business Units in September 2004 and Senior Vice President, Strategic Planning and Development in June 2008. Prior to joining Jabil, Mr. McGee held positions within Sun Microsystems, Philips, the University of Glasgow and the University of Strathclyde. He holds a Bachelor’s degree in Mechanical Engineering from the University of Strathclyde, an MBA from the University of Glasgow and a Doctorate in Thermodynamics and Fluid Mechanics from the University of Strathclyde.

Mark Mondello (age 52) was named Chief Executive Officer in March 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor. Mr. Mondello was promoted to Project Manager in 1993, named Vice President, Business Development in 1997, Senior Vice President, Business Development in 1999 and served as Chief Operating Officer from November 2002 through March 2013. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 48) was named Chief Operating Officer in March 2013. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001, was named Vice President, Global Business Units in November 2002, Senior Vice President, Regional President – Asia in September 2004 and Executive Vice President, Chief Executive Officer, EMS Division from September 2007 to April 2010. Mr. Muir recently served as Executive Vice President, Chief Executive Officer, Global Manufacturing Services Group from April 2010 to March 2013. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Alessandro Parimbelli (age 48) was named Executive Vice President, Chief Executive Officer, Enterprise and Infrastructure in July 2013. Mr. Parimbelli joined Jabil in 1998 as a Test Engineering Manager. At Jabil, Mr. Parimbelli served in business management positions in Boise, Idaho and Paris, France before being promoted to Vice President, Global Business Units in September 2006. From 2010 through 2012 Mr. Parimbelli was Senior Vice President, Global Business Units and was responsible for Jabil’s Enterprise and Infrastructure business. Prior to joining Jabil, Mr. Parimbelli held various engineering positions within Hewlett-Packard and other software engineering companies. He holds an MBA from Colorado State University and a Software Engineering degree from Politecnico of Milan, Italy.

William E. Peters (age 53) was named President in March 2013. Mr. Peters served as Executive Vice President, Human Development, Human Resources from April 2010 to March 2013. He joined Jabil in 1990 as a buyer and shortly thereafter was named Purchasing Manager. In 1993 Mr. Peters was named Operations Manager for Jabil’s Michigan facility and was promoted to Vice President, Operations in January 1999. Mr. Peters was named Senior Vice President, Operations in October 2000. He was promoted to Senior Vice President, Regional President — Americas in September 2004. In September 2007, Mr. Peters was named Senior Vice President, Human Development. Prior to joining Jabil, Mr. Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

Courtney J. Ryan (age 46) was named Executive Vice President, Corporate Development/Chief of Staff in July 2016. Mr. Ryan joined Jabil in 1993 as a Quality Engineer and worked his way through various operations and business development management positions. In December 2000, Mr. Ryan was named Vice President, Operations for Europe. In 2004, he was named Senior Vice President, Global Supply Chain and was named Senior Vice President, Global Business Units in 2007. Mr. Ryan served as Executive Vice President, Chief Executive Officer, Nypro from July 2013 to June 2016. Mr. Ryan holds an MBA with a concentration in Decision and Information Science and a Bachelor of Arts in Economics, both from the University of Florida. He also serves on the University of Florida’s MBA and Supply Chain Advisory Board.

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

When financial markets experience significant turmoil, the financial arrangements we may need to enter into, refinance or repay may be adversely affected.

Credit market turmoil could negatively impact the counterparties and lenders to our forward foreign exchange contracts, trade accounts receivable securitization and sale programs, unsecured credit and term loan facilities, and various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. If we do not comply with the covenants under various debt instruments, our ability to borrow would be adversely affected. In addition, the effects of the credit market turmoil could negatively impact our ability to renew or obtain future additional financing. Credit market turmoil has also negatively impacted certain of our customers and certain of their respective customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. We have recently experienced increased dependence and expect this dependence to continue. During the fiscal year ended August 31, 2016, our five largest customers accounted for approximately 49% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. Consolidation among our customers exposes us to increased risks relating to dependence on a smaller number of customers. These circumstances could each have a material adverse effect on our results of operations.

A customer may reduce its purchases from us, terminate its relationship with us, or postpone spending in response to circumstances such as a decline in demand for one or more of its products, which has recently occurred and impacted our performance this fiscal year, or if it experiences tighter credit, negative financial news, or declines in income or asset values. These conditions may negatively impact our results of operations. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, such termination, change, reduction or delay could have a material adverse effect on our results of operations. In addition, if one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Also, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent. Such adverse effects could include one or more of the following: a decline in revenue, less revenue to absorb fixed costs and overhead, a charge for bad debts, severance costs, a charge for inventory write-offs, a charge for equipment write-offs, a charge for lease write-offs, a decrease in inventory turns, an increase in days that products remain in inventory and an increase in days in which accounts receivable remain outstanding. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experiences a decline in demand (anticipated or unanticipated), which has recently occurred and impacted our second, third and fourth fiscal quarters, the applicable customer may reduce its purchases from us or terminate its relationship with us. This could have a material adverse effect on our results of operations.

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

Factors affecting the industries that utilize our services in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	recessionary periods in our customers’ markets, as well as in the global economy in general;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which may contribute to short product life cycles or shifts in our customers’ strategies;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	the potential that our customers’ products become commoditized or obsolete;

•	the failure of our customers’ products to gain widespread commercial acceptance;

•	increased competition among our customers and their respective competitors which may result in a loss of business or a reduction in pricing power for our customers;

•	consolidation;

•	the emergence of new business models and shifting patterns of demand; and

•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

Our Diversified Manufacturing Services (“DMS”) segment is highly dependent on the consumer products industry. This business is very competitive (both for us and our customers) and often subject to shorter product lifecycles, shifting end-user preferences, higher revenue volatility and programs that may be shifted to our competitors. We may experience a negative impact on our customer orders thus reducing net revenue and our ability to cover fixed costs. These risks heighten our exposure to this end market which could adversely affect our results of operations. During the fiscal year ended August 31, 2016, we experienced less than anticipated product demand within our DMS segment, which impacted our second, third and fourth fiscal quarters.

If our customers are unsuccessful in addressing these competitive challenges, their business may be materially adversely affected, reducing the demand for our services or altering our production cycles and inventory management which could adversely affect our results of operations.

Most of our customers do not commit to long-term production schedules, or they may cancel their orders, change production quantities, delay production or change their sourcing strategy which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.

Most of our customers do not commit to firm production schedules for more than one quarter. We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements for one or more of their products. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand. On occasion, customers may require rapid increases in production for one or more of their products, which can stress our resources and reduce operating margins. Alternatively, anticipated orders have, in the past, failed to materialize, delivery schedules have been deferred or production has unexpectedly decreased, slowed down or stopped as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for any particular customer product that represents a significant amount of our revenue, can harm our gross profit and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of providing manufacturing services. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. Because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations, particularly when our contractual or legal remedies are insufficient to avoid or mitigate such unanticipated costs which can be exacerbated with large customers. An increasing portion of our revenues have come from our largest customer, and servicing that customer requires an increased level of capital expenditures by us.

We generally do not obtain firm, long-term purchase commitments from our customers for any of their products and we continue to experience reduced lead-times in customer orders. The success of one or more of our customers’ products in the market affects our business. Customers have canceled their orders, changed production quantities, delayed production and changed their sourcing strategy. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has resulted in, and could result in, future additional write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value. We may also experience a reduction in the number of products that we sell, delays in payment for inventory that we purchased and reductions in the use of our manufacturing facilities which have associated fixed costs not dependent on our level of revenue. Although we attempt to negotiate contractual language with our customers to avoid or mitigate these risks, they may be exacerbated when the inventory is for a specific product that represents a significant amount of our revenue.

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

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, natural disasters and global events that have caused material shortages. Such circumstances have produced insignificant levels of short-term interruption of our operations, but they could have a material adverse effect on our results of operations in the future. Portions of the Dodd-Frank Act require some companies, including ours, to conduct due diligence, make disclosures and file reports regarding the source of certain minerals that may be contained in their products that are originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These requirements may decrease the supply of such minerals, increase their cost and/or disrupt our supply chain if we decide, or are instructed by our customers, to obtain components from different suppliers.

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

We derive a substantial majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived a substantial majority, 90.7%, of net revenue from international operations during the fiscal year ended August 31, 2016. Our international operations are, have been and may be subject to a number of risks, including:

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions and adequately conduct due diligence, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

•	Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses, as well as contractually-based time and monetary limitations on a seller’s obligation to indemnify us for such liabilities; (4) costs associated with integrating acquired operations and businesses; (5) the dilutive effect of the issuance of any additional equity securities we issue as consideration for, or to finance, the acquisition; (6) the incurrence of additional debt; (7) the financial impact of incorrectly valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets ; (8) possible adverse tax and accounting effects; and (9) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses.

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

Most of our acquisitions involve operations outside of the U.S. which are subject to various risks including those described in “Risk Factors – We derive a substantial majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.”

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market and customer demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated restructuring plans approved by our Board of Directors in fiscal year 2017 (the “2017 Restructuring Plan”), in fiscal year 2014 (the “2014 Restructuring Plan”) and in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Fiscal Year Ended August 31, 2016 Compared to the Fiscal Year Ended August 31, 2015, Note 15 “Restructuring and Related Charges” and Note 18 – “Subsequent Events” to the Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2017 Restructuring Plan and 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

As of August 31, 2016, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $400.0 million under our 5.625% Senior Notes, $500.0 million under our 4.700% Senior Notes, $300.0 million under our 4.900% Senior Notes and $500.0 million under the Term Loan Facility. As of August 31, 2016, there was $49.4 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. On May 19, 2016, we entered into a note purchase agreement with certain third parties which closed on July 14, 2016 for a private placement of $300.0 million of senior unsecured notes maturing on July 14, 2023 with an interest rate of 4.9% (the “4.900% Senior Notes”). The proceeds from the sale of the notes were used to repay our $312.0 million 7.750% Senior Notes due July 15, 2016. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 9 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for further details.

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

We are subject to risks of currency fluctuations and related hedging operations.

Although a significant number of our operations are located outside the United States, the majority of our business is conducted in U.S. dollar. Changes in exchange rates will affect our net revenue, cost of sales, operating margins and net income. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to economically hedge our exposure to exchange rate fluctuations. We believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

Provisions in our amended certificate of incorporation, amended bylaws and the Delaware General Corporation Law from time to time may delay, inhibit or prevent someone from gaining control of us through a tender offer, business combination, proxy contest or some other method. These provisions may adversely impact our shareholders because they may decrease the possibility of a transaction in which our shareholders receive an amount of consideration in exchange for their shares that is at a significant premium to the then current market price of our shares. These provisions include:

•	a restriction in our amended bylaws on the ability of shareholders to take action by less than unanimous written consent; and

•	a statutory restriction on business combinations with some types of interested shareholders.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2017 or any future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, larger public companies like us are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2016. While we continuously conduct a rigorous review of our internal control over financial reporting in order to try to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements, particularly given the changes recently introduced by the Committee of Sponsoring Organizations (“COSO”) to the manner in which internal controls over financial reporting must be administered.

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

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2016 fiscal year and that remain unresolved.

Item 2.	Properties

We own or lease facilities located in the countries listed below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the approximate square footage for our facilities as of August 31, 2016:

Location	Approximate Square Footage	Description of Use
Austria	97,000	Manufacturing, Design, Support
Belgium	52,000	Design, Prototype Design
Brazil	188,000	Manufacturing
Canada	12,000	Design
China(2), (3)	23,538,000	Manufacturing, Prototype Manufacturing, Design, Support, Storage
Finland	15,000	Design, Support
France(1)	483,000	Manufacturing, Storage
Germany	162,000	Manufacturing, Prototype Manufacturing, Design, Prototype Design, Support, Storage
Hungary(2)	1,159,000	Manufacturing, Support, Storage
India(1)	674,000	Manufacturing, Support
Indonesia(4)	420,000
Ireland(2)	354,000	Manufacturing, Prototype Manufacturing, Design, Prototype Design, Storage
Israel	120,000	Manufacturing
Italy(1), (2)	568,000	Manufacturing, Storage
Japan	61,000	Manufacturing
Malaysia	1,232,000	Manufacturing, Support, Storage
Mexico	2,492,000	Manufacturing, Support, Storage
The Netherlands	420,000	Manufacturing, Storage
Poland(2)	593,000	Manufacturing
Russia(2)	258,000	Manufacturing
Scotland	143,000	Manufacturing
Singapore	214,000	Manufacturing, Design, Support, Storage
South Africa	39,000	Manufacturing, Support
South Korea	1,000	Support
Spain	292,000	Manufacturing, Storage
Taiwan	1,266,000	Manufacturing, Design, Support
Ukraine	225,000	Manufacturing
United States(2)	4,535,000	Manufacturing, Prototype Manufacturing, Design, Prototype Design, Support, Storage
Vietnam	292,000	Manufacturing

Total Facilities at August 31, 2016	39,905,000

As of August 31, 2016, our facilities consist of 15,076,000 square feet in facilities that we own, with the remaining 24,829,000 square feet in leased facilities. The majority of the square footage in the table above is active manufacturing space. The properties listed in the table above are reported in both the EMS and DMS operating segments. Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards.

(1)	The facilities located in Brest, France; Chennai, India; and Cassina de Pecchi, Italy are no longer used in our business operations.
(2)	A portion of the facilities located in San Jose, California; Wuhan and Zhejiang, China; Nagyigmand, Hungary, Waterford City, Ireland; Marcianise, Italy; Kwidzyn, Poland; and Moscow and Tver, Russia are no longer used in our business operations.
(3)	Our material properties in China include approximately 5.9 million square feet of leased property in Chengdu, approximately 4.6 million square feet of property in Huangpu (of which approximately 2.6 million is owned and approximately 2.0 million is leased) and approximately 4.0 million square feet of leased property in Wuxi. Approximately 1.9 million square feet of the Chengdu facility is under construction, thus it is not currently used in our business operations.
(4)	The facility located in Bandung, Indonesia is under construction, thus it is not currently used in our business operations.

Item 3.	Legal Proceedings

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

	High	Low
Fiscal Year Ended August 31, 2016
First Quarter (September 1, 2015 – November 30, 2015)	$25.69	$18.43
Second Quarter (December 1, 2015 – February 29, 2016)	$26.00	$18.09
Third Quarter (March 1, 2016 – May 31, 2016)	$22.00	$16.78
Fourth Quarter (June 1, 2016 – August 31, 2016)	$21.25	$17.27
Fiscal Year Ended August 31, 2015
First Quarter (September 1, 2014 – November 30, 2014)	$21.87	$18.03
Second Quarter (December 1, 2014 – February 28, 2015)	$22.62	$19.45
Third Quarter (March 1, 2015 – May 31, 2015)	$24.95	$21.12
Fourth Quarter (June 1, 2015 – August 31, 2015)	$24.76	$16.90

On October 6 2016, the closing sales price for our common stock as reported on the New York Stock Exchange was $22.02. As of October 6, 2016, there were 1,551 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2016 and 2015:

Dividend Information

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
		(in thousands, except for per share data)
Fiscal year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	$0.08	$15,947	February 16, 2016	March 1, 2016
	April 21, 2016	$0.08	$15,940	May 16, 2016	June 1, 2016
	July 21, 2016	$0.08	$15,575	August 15, 2016	September 1, 2016

Fiscal year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	$0.08	$16,020	February 13, 2015	March 2, 2015
	April 15, 2015	$0.08	$15,988	May 15, 2015	June 1, 2015
	July 16, 2015	$0.08	$15,980	August 14, 2015	September 1, 2015

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2016:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number		Shares Purchased	Yet Be Purchased
	of Shares	Average Price	as Part of Publicly	Under the Program
Period	Purchased(1)	Paid per Share	Announced Program(2)	(in thousands)
June 1, 2016 – June 30, 2016	1,125,000	$18.72	1,125,000	$378,936
July 1, 2016 – July 31, 2016	2,835,433	$18.78	2,827,369	$325,852
August 1, 2016 – August 31, 2016	943,089	$20.70	943,089	$306,325

Total	4,903,522	$19.14	4,895,458	$306,325

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. In addition, following the end of fiscal year 2016 through October 6, 2016, we repurchased an additional 1.4 million shares, utilizing a total of $124.6 million of the $400.0 million authorized by our Board of Directors.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2016	2015	2014	2013	2012
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$18,353,086	$17,899,196	$15,762,146	$17,249,493	$16,140,705
Cost of revenue	16,825,382	16,395,978	14,736,543	16,037,303	14,979,754

Gross profit	1,527,704	1,503,218	1,025,603	1,212,190	1,160,951
Operating expenses:
Selling, general and administrative	924,427	862,647	675,730	614,295	572,645
Research and development	31,954	27,645	28,611	28,412	25,837
Amortization of intangibles	37,121	24,449	23,857	10,954	12,899
Restructuring and related charges	11,369	33,066	85,369	80,513	—
Loss on disposal of subsidiaries	—	—	7,962	—	—
Impairment of notes receivable and related charges	—	—	—	25,597	—

Operating income	522,833	555,411	204,074	452,419	549,570
Other expense	8,380	5,627	7,637	6,095	8,935
Interest income	(9,128)	(9,953)	(3,741)	(1,813)	(2,002)
Interest expense	136,536	128,091	128,055	121,023	106,088

Income from continuing operations before tax	387,045	431,646	72,123	327,114	436,549
Income tax expense	132,149	137,461	73,711	7,631	102,866

Income (loss) from continuing operations, net of tax	254,896	294,185	(1,588)	319,483	333,683

Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(7,698)	20,554	50,608	62,406
(Loss) gain on sale of discontinued operations, net of tax	—	(875)	223,299	—	—

Discontinued operations, net of tax	—	(8,573)	243,853	50,608	62,406

Net income	254,896	285,612	242,265	370,091	396,089
Net income (loss) attributable to noncontrolling interests, net of tax	801	1,593	952	(1,391)	1,402

Net income attributable to Jabil Circuit, Inc.	$254,095	$284,019	$241,313	$371,482	$394,687

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$1.33	$1.51	$(0.01)	$1.58	$1.61

Discontinued operations, net of tax	$0.00	$(0.04)	$1.20	$0.25	$0.30

Net income	$1.33	$1.47	$1.19	$1.83	$1.91

Diluted:
Income (loss) from continuing operations, net of tax	$1.32	$1.49	$(0.01)	$1.54	$1.57

Discontinued operations, net of tax	$0.00	$(0.04)	$1.20	$0.24	$0.30

Net income	$1.32	$1.45	$1.19	$1.79	$1.87

Weighted average shares outstanding:
Basic	190,413	193,689	202,497	203,096	206,160

Diluted	192,750	196,005	202,497	207,815	211,181

	August 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$280,325	$191,168	$1,037,920	$955,811	$1,780,332

Total assets	$10,322,677	$9,591,600	$8,479,746	$9,153,781	$7,803,141

Current installments of notes payable, long-term debt and capital lease obligations	$45,810	$322,966	$12,960	$215,448	$17,944

Notes payable, long-term debt and capital lease obligations, less current installments	$2,074,012	$1,335,818	$1,669,585	$1,690,418	$1,658,247

Total Jabil Circuit, Inc. stockholders’ equity	$2,438,171	$2,314,856	$2,241,828	$2,335,287	$2,105,057

Cash dividends declared, per share	$0.32	$0.32	$0.32	$0.32	$0.32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible components that are built to customer specifications which are then provided to the customer. We recognize manufacturing services revenue when such tangible components are shipped to or the goods are received by the customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured (net of estimated returns). We also derive revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized upon completion and acceptance by the respective customer.

Our reportable operating segments consist of two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. A significant reduction in sales to any of our customers, a customer exerting significant pricing and margin pressures on us or the termination or substantial winding down of our business relationship with one of our customers has previously had, and could in the future have, a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly reduce or delay the volume of design, production or product management services ordered from us, or move a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We could in the future terminate, or substantially wind down, significant customer relationships. Any such termination or substantial winding down of a customer or manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue,” “Risk Factors – Most of our customers do not commit to long-term production schedules, or they may cancel their orders, change production quantities, delay production or change their sourcing strategy which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity” and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenues for fiscal year 2016 increased approximately 2.5% to $18.4 billion compared to $17.9 billion for fiscal year 2015 primarily due to increased revenues from customers within our mobility business due to strengthened end user product demand during the first half of fiscal year 2016 as well as increased revenues from new business with existing customers within our telecommunications business.

The following table sets forth, for the fiscal years ended August 31, 2016, 2015 and 2014, certain key operating results and other financial information (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net revenue	$18,353,086	$17,899,196	$15,762,146
Gross profit	$1,527,704	$1,503,218	$1,025,603
Operating income	$522,833	$555,411	$204,074
Net income attributable to Jabil Circuit, Inc.	$254,095	$284,019	$241,313
Net earnings per share - basic	$1.33	$1.47	$1.19
Net earnings per share - diluted	$1.32	$1.45	$1.19

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31,	May 31,	February 29,	November 30,
	2016	2016	2016	2015
Sales cycle	3 days	7 days	13 days	6 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	8 turns
Days in accounts receivable	28 days	27 days	30 days	29 days
Days in inventory	54 days	52 days	51 days	48 days
Days in accounts payable	79 days	72 days	68 days	71 days

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2015	2015	2015	2014
Sales cycle	4 days	1 day	4 days	4 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	8 turns
Days in accounts receivable	28 days	25 days	27 days	31 days
Days in inventory	52 days	51 days	48 days	45 days
Days in accounts payable	76 days	75 days	71 days	72 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended August 31, 2016, May 31, 2016, February 29, 2016 and November 30, 2015, the changes in days in accounts receivable from the prior sequential quarter were primarily due to the timing of sales and collections activity as well as cash collection efforts during the third quarter of fiscal year 2016.

During the three months ended August 31, 2016, days in inventory increased as compared to the prior sequential quarter to support expected revenue levels in the first quarter of fiscal year 2017. During the three months ended May 31, 2016 and February 29, 2016, days in inventory increased as compared to the prior sequential quarter as a result of lower production in the DMS segment due to reduced consumer demand in the mobility business. The increase during the three months ended February 29, 2016 also supports inventory we expected to sell in the third quarter of fiscal year 2016. During the three months ended November 30, 2015, days in inventory decreased as compared to the prior sequential quarter due to increased sales activity. During the three months ended August 31, 2016, May 31, 2016, February 29, 2016 and November 30, 2015, inventory turns, on an annualized basis, remained relatively consistent as compared to the prior sequential quarter, respectively.

During the three months ended August 31, 2016, the increase in days in accounts payable from the prior sequential quarter was primarily due to the timing of purchases and cash payments for purchases and higher materials purchases during the quarter. During the three months ended May 31, 2016, February 29, 2016 and November 30, 2015, the changes in days in accounts payable from the prior sequential quarter were primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The decrease during the three months ended February 29, 2016 is also due to lower materials purchases during the quarter.

The changes in the sales cycle during the three months ended August 31, 2016, May 31, 2016, February 29, 2016 and November 30, 2015 are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Revenue Recognition

We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible components that are built to customer specifications which are then provided to the customer. We recognize manufacturing services revenue when such tangible components are shipped to or the goods are received by the customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured (net of estimated returns). We also derive revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized upon completion and acceptance by the respective customer. Upfront payments from customers are recorded upon receipt as deferred income and are recognized as revenue as the related manufacturing services are provided.

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

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2016 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

Retirement Benefits

We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 10 – “Postretirement and Other Employee Benefits” to the Consolidated Financial Statements.

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

The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report on May 27, 2015, which was updated on June 22, 2016, proposing adjustments primarily related to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2009 through 2011 would be approximately $28.6 million after utilization of tax loss carry forwards available through fiscal year 2011. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest, and penalties is not practicable.

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

Recent Accounting Pronouncements

See Note 17 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the fiscal year ended August 31, 2016, 2015 and 2014, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2016	2015	2014
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	91.7	91.6	93.5

Gross profit	8.3	8.4	6.5
Operating expenses:
Selling, general and administrative	5.0	4.8	4.3
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.2	0.1	0.2
Restructuring and related charges	0.1	0.2	0.5
Loss on disposal of subsidiaries	—	—	0.1

Operating income	2.8	3.1	1.2
Other expense	0.0	0.0	0.0
Interest income	(0.0)	(0.1)	(0.0)
Interest expense	0.7	0.7	0.8

Income from continuing operations before tax	2.1	2.5	0.4
Income tax expense	0.7	0.8	0.5

Income (loss) from continuing operations, net of tax	1.4	1.7	(0.1)

Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(0.0)	0.1
(Loss) gain on sale of discontinued operations, net of tax	—	(0.0)	1.4

Discontinued operations, net of tax	—	—	1.5

Net income	1.4	1.7	1.4
Net income attributable to noncontrolling interests, net of tax	0.0	—	0.0

Net income attributable to Jabil Circuit, Inc.	1.4%	1.7%	1.4%

The Fiscal Year Ended August 31, 2016 Compared to the Fiscal Year Ended August 31, 2015

Net Revenue. Net revenue increased 2.5% to $18.4 billion during the fiscal year ended August 31, 2016, compared to $17.9 billion during the fiscal year ended August 31, 2015. Specifically, the DMS segment revenues increased 3% due to increased revenues from customers within our mobility business due to strengthened end user product demand during the first half of fiscal year 2016. EMS segment revenues increased 2% due to a 3% increase in revenues from new business with existing customers within our telecommunications business, partially offset by a 1% revenue decline spread across the remaining industries within the EMS segment.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary and other conditions, such as the less than anticipated product demand that we experienced within our DMS segment that impacted our second, third and fourth fiscal quarters; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2016	2015	2014
EMS	60%	60%	67%
DMS	40%	40%	33%

Total	100%	100%	100%

Foreign source revenue represented 90.7% of our net revenue for the fiscal year ended August 31, 2016 and 88.0% of net revenue for the fiscal year ended August 31, 2015. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit remained relatively consistent at $1.5 billion (8.3% of net revenue) during the fiscal year ended August 31, 2016, compared to $1.5 billion (8.4% of net revenue) during the fiscal year ended August 31, 2015.

Selling, General and Administrative. Selling, general and administrative expenses increased to $924.4 million (5.0% of net revenue) during the fiscal year ended August 31, 2016, compared to $862.6 million (4.8% of net revenue) during the fiscal year ended August 31, 2015. Selling, general and administrative expenses as a percentage of net revenue remained relatively consistent with the same period of the prior fiscal year. Selling, general and administrative expenses on a gross basis increased during the fiscal year ended August 31, 2016 as compared to the fiscal year ended August 31, 2015 primarily due increases in salary and salary related expenses and other costs due to increased headcount to support the continued growth of our business.

Research and Development. Research and development expenses increased to $32.0 million (0.2% of net revenue) during the fiscal year ended August 31, 2016, compared to $27.6 million (0.2% of net revenue) during the fiscal year ended August 31, 2015 primarily as the result of new projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangibles increased to $37.1 million during the fiscal year ended August 31, 2016 as compared to $24.4 million during the fiscal year ended August 31, 2015. The increase is due to the definite lived intangible assets acquired in connection with the Plasticos acquisition that occurred in the fourth quarter of fiscal year 2015 and the acquisitions of Shemer, Inala and Hanson that occurred during the first and second quarters of fiscal year 2016, respectively.

Restructuring and Related Charges.

2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $11.4 million of restructuring and related charges to the Consolidated Statements of Operations during the fiscal year ended August 31, 2016 compared to $34.6 million during the fiscal year ended August 31, 2015. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. The restructuring and related charges during the fiscal years ended August 31, 2016 and 2015 include cash costs of $8.8 million and $24.3 million related to employee severance and benefit costs, respectively, $0.0 million and $2.8 million related to lease costs, respectively, and $1.4 million and $1.9 million of other related costs, respectively, as well as non-cash costs of $1.2 million and $5.6 million related to asset write-off costs, respectively.

During the fiscal year ended August 31, 2016, $22.7 million was paid related to the 2013 Restructuring Plan. At August 31, 2016, accrued liabilities of approximately $17.5 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

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

For further discussion of restructuring and related charges related to the 2013 Restructuring Plan, refer to Note 15 – “Restructuring and Related Charges” to the Consolidated Financial Statements.

Other Expense. Other expense increased to $8.4 million for the fiscal year ended August 31, 2016 compared to $5.6 million for the fiscal year ended August 31, 2015. The increase is primarily due to an increase in fees associated with the asset-backed securitization programs as a result of an increase in receivables sold.

Interest Income. Interest income remained relatively consistent at $9.1 million during the fiscal year ended August 31, 2016, compared to $10.0 million during the fiscal year ended August 31, 2015.

Interest Expense. Interest expense increased to $136.5 million during the fiscal year ended August 31, 2016, compared to $128.1 million during the fiscal year ended August 31, 2015. The increase is due to interest expense associated with the Term Loan Facility entered into on July 6, 2015.

Income Tax Expense. Income tax expense reflects an effective tax rate of 34.1% for the fiscal year ended August 31, 2016, compared to an effective tax rate of 31.8% for the fiscal year ended August 31, 2015.

The effective tax rate for the fiscal year ended August 31, 2016 increased from the effective tax rate for the fiscal year ended August 31, 2015 primarily due to the decrease in income from continuing operations in low tax-rate jurisdictions and the increase in losses in tax jurisdictions with existing valuation allowances during fiscal year 2016. This effective tax rate increase was partially offset by tax benefits from favorable tax audit resolutions and statute of limitation expirations in non-U.S. jurisdictions during fiscal year 2016.

Fiscal Year Ended August 31, 2015 Compared to Fiscal Year Ended August 31, 2014

Net Revenue. Net revenue increased 13.6% to $17.9 billion during the fiscal year ended August 31, 2015, compared to $15.8 billion during the fiscal year ended August 31, 2014. For the fiscal year ended August 31, 2015 compared to the fiscal year ended August 31, 2014, DMS segment revenues increased 39% as a result of increased revenues of 35% from customers within our mobility business due to strengthened end user product demand and 5% growth in the consumer lifestyles and wearables technology businesses, partially offset by a 1% decline spread across the remaining industries within the DMS segment. EMS segment revenues increased 1%, which was attributable to increased revenues of 6% from new business with customers within our telecommunications and automotive businesses, partially offset by reductions in revenue of 5% predominantly from the sale of mobility handsets as a result of our disengagement from BlackBerry Limited.

Foreign source revenue represented 88.0% of our net revenue for fiscal year 2015 and 84.5% of net revenue for fiscal year 2014.

For further discussion of our net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2016 Compared to Fiscal Year Ended August 31, 2015 — Net Revenue.”

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

Selling, General and Administrative. Selling, general and administrative expenses increased to $862.6 million (4.8% of net revenue) for fiscal year 2015 compared to $675.7 million (4.3% of net revenue) for fiscal year 2014. The increase on an absolute basis and as a percentage of net revenue during fiscal year 2015 as compared to fiscal year 2014 was the result of an increase in salary and salary related expenses and other costs due to increased headcount to support the continued growth of our business, as well as a $45.8 million reversal to stock-based compensation expense during the fiscal year ended August 31, 2014 due to decreased expectations for the vesting of certain restricted stock awards.

Research and Development. Research and development expenses remained relatively consistent at $27.6 million (0.2% of net revenue) for the fiscal year ended August 31, 2015, compared to $28.6 million (0.2% of net revenue) for the fiscal year ended August 31, 2014.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent at $24.4 million during fiscal year 2015 as compared to $23.9 million during fiscal year 2014.

Restructuring and Related Charges.

a. 2014 Restructuring Plan

During fiscal year 2014, we recorded $49.9 million of restructuring and related charges related to the 2014 Restructuring Plan. We have completed our restructuring activities under this plan and do not expect to incur any additional costs under the 2014 Restructuring Plan.

b. 2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $34.6 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal year ended August 31, 2015 compared to $35.4 million during the fiscal year ended August 31, 2014. The restructuring and related charges during the fiscal years ended August 31, 2015 and 2014 include cash costs of $24.3 million and $25.0 million related to employee severance and benefit costs, respectively, $2.8 million and $0.5 million related to lease costs, respectively, and $1.9 million and $1.3 million of other related costs, respectively, as well as non-cash costs of $5.6 million and $8.6 million related to asset write-off costs, respectively.

For further discussion of restructuring and related charges related to the 2013 Restructuring Plan, refer to Note 15 – “Restructuring and Related Charges” to the Consolidated Financial Statements.

Other Expense. Other expense decreased to $5.6 million for fiscal year 2015 compared to $7.6 million for fiscal year 2014. The decrease was primarily due to a step acquisition gain of $6.2 million on a previously held equity interest investment offset by a loss associated with a cost method investment.

Interest Income. We recorded interest income of $10.0 million in fiscal year 2015, compared to $3.7 million in fiscal year 2014. The increase was primarily due to dividends (which are treated as interest income) on the Senior Non-Convertible Cumulative Preferred Stock received in connection with the sale of the AMS business on April 1, 2014.

Interest Expense. Interest expense remained consistent at $128.1 million for each of fiscal years 2015 and 2014.

Income Tax Expense. Income tax expense reflects an effective tax rate of 31.8% for fiscal year 2015, compared to an effective tax rate of 102.2% for fiscal year 2014.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-U.S. GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands):

	Fiscal Year Ended August 31,
	2016	2015		2014
Operating income (U.S. GAAP)	$522,833	$555,411		$204,074
Amortization of intangibles	37,121	24,449		23,857
Stock-based compensation expense and related charges	58,997	62,563		8,994
Restructuring and related charges	11,369	33,066		85,369
Distressed customer charges	—	—		15,113
Acquisition costs and certain purchase accounting adjustments	—	(5,480	)(a)	—
Loss on disposal of subsidiaries	—	—		7,962

Core operating income (Non-U.S. GAAP)	$630,320	$670,009		$345,369

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$254,095	$284,019		$241,313
Amortization of intangibles, net of tax	35,617	23,925		20,728
Stock-based compensation expense and related charges, net of tax	58,006	62,914		7,903
Restructuring and related charges, net of tax	11,381	32,219		72,892
Distressed customer charges, net of tax	—	—		10,243
Acquisition costs and certain purchase accounting adjustments, net of tax	—	(5,480	)(a)	(9,064	)(b)
Loss on disposal of subsidiaries, net of tax	—	—		7,962
Loss (income) from discontinued operations, net of tax	—	7,698		(20,554)
Loss (gain) on sale of discontinued operations, net of tax	—	875		(223,299)

Core earnings (Non-U.S. GAAP)	$359,099	$406,170		$108,124

Earnings per share (U.S. GAAP):
Basic	$1.33	$1.47		$1.19

Diluted	$1.32	$1.45		$1.19

Core earnings per share (Non-U.S. GAAP):
Basic	$1.89	$2.10		$0.53

Diluted	$1.86	$2.07		$0.53

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP):
Basic	190,413	193,689		202,497

Diluted	192,750	196,005		202,497

Weighted average shares outstanding used in the calculations of earnings per share (Non-U.S. GAAP):
Basic	190,413	193,689		202,497

Diluted	192,750	196,005		204,269

(a)	This relates to the recognition of a final purchase price adjustment for an acquisition which was settled during fiscal year 2015.
(b)	This tax benefit relates to the partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

Core operating income decreased 5.9% to $630.3 million during the fiscal year ended August 31, 2016, compared to $670.0 million during the fiscal year ended August 31, 2015. Core earnings decreased 11.6% to $359.1 million during the fiscal year ended August 31, 2016, compared to $406.2 million during the fiscal year ended August 31, 2015. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Fiscal Year Ended August 31, 2016 Compared to the Fiscal Year Ended August 31, 2015.”

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2016 and 2015 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2016				Fiscal Year 2015
	Aug. 31,	May 31,	Feb. 29,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2016	2016	2016	2015	2015	2015	2015	2014
	(in thousands, except for per share data)
Net revenue	$4,430,763	$4,310,752	$4,403,594	$5,207,977	$4,680,813	$4,358,641	$4,309,323	$4,550,418
Cost of revenue	4,107,114	3,989,665	4,004,161	4,724,442	4,304,239	3,982,804	3,941,504	4,167,431

Gross profit	323,649	321,087	399,433	483,535	376,574	375,837	367,819	382,987
Operating expenses:
Selling, general and administrative	208,334	239,646	224,905	251,547	209,465	228,476	210,326	214,380
Research and development	7,521	7,675	8,465	8,292	8,142	6,997	6,501	6,005
Amortization of intangibles	10,971	9,711	8,599	7,840	7,352	5,724	5,783	5,590
Restructuring and related charges	3,020	4,460	2,535	1,353	1,232	(782)	20,358	12,257

Operating income	93,803	59,595	154,929	214,503	150,383	135,422	124,851	144,755
Other expense	2,034	2,412	2,167	1,765	389	1,880	1,665	1,694
Interest income	(2,475)	(2,302)	(2,287)	(2,064)	(3,501)	(2,836)	(1,916)	(1,700)
Interest expense	34,027	35,212	34,262	33,035	32,207	31,997	32,048	31,839

Income from continuing operations before tax	60,217	24,273	120,787	181,767	121,288	104,381	93,054	112,922
Income tax expense	21,510	18,434	42,354	49,852	30,276	32,124	35,272	39,788

Income from continuing operations, net of tax	38,707	5,839	78,433	131,915	91,012	72,257	57,782	73,134

Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	—	—	—	(2,473)	(1,514)	(4,562)	853
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—	1,681	(947)	(1,611)

Discontinued operations, net of tax	—	—	—	—	(2,473)	167	(5,509)	(758)

Net income	38,707	5,839	78,433	131,915	88,539	72,424	52,273	72,376

Net income (loss) attributable to noncontrolling interests, net of tax	642	626	(497)	30	837	221	321	214

Net income attributable to Jabil Circuit, Inc.	$38,065	$5,213	$78,930	$131,885	$87,702	$72,203	$51,952	$72,162

Earnings per share attributable to the stockholders of Jabil
Circuit, Inc.:
Basic:
Income from continuing operations, net of tax	$0.20	$0.03	$0.41	$0.69	$0.47	$0.37	$0.30	$0.38

Discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.00	$(0.01)	$0.00	$(0.03)	$0.00

Net income	$0.20	$0.03	$0.41	$0.69	$0.45	$0.37	$0.27	$0.37

Diluted:
Income from continuing operations, net of tax	$0.20	$0.03	$0.41	$0.68	$0.46	$0.37	$0.29	$0.37

Discontinued operations, net of tax	$0.00	$0.00	$0.00	$0.00	$(0.01)	$0.00	$(0.03)	$0.00

Net income	$0.20	$0.03	$0.41	$0.68	$0.45	$0.37	$0.27	$0.37

Weighted average shares outstanding:
Basic	189,139	191,206	190,957	190,355	193,904	193,785	193,561	193,502

Diluted	191,602	193,069	193,294	193,243	196,351	196,304	195,473	195,314

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2016				Fiscal Year 2015
	Aug. 31,	May 31,	Feb. 29,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2016	2016	2016	2015	2015	2015	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7	92.6	90.9	90.7	92.0	91.4	91.5	91.6

Gross profit	7.3	7.4	9.1	9.3	8.0	8.6	8.5	8.4
Operating expenses:
Selling, general and administrative	4.7	5.5	5.1	4.8	4.5	5.2	4.8	4.7
Research and development	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.1
Amortization of intangibles	0.2	0.2	0.2	0.2	0.2	0.1	0.1	0.1
Restructuring and related charges	0.1	0.1	0.1	0.0	0.0	—	0.5	0.3

Operating income	2.1	1.4	3.5	4.1	3.1	3.1	2.9	3.2
Other expense	0.0	0.1	0.0	0.0	0.0	—	0.0	0.0
Interest income	—	(0.1)	(0.1)	(0.0)	(0.1)	(0.1)	(0.0)	(0.0)
Interest expense	0.8	0.8	0.8	0.6	0.7	0.8	0.7	0.7

Income from continuing operations before tax	1.3	0.6	2.8	3.5	2.5	2.4	2.2	2.5
Income tax expense	0.5	0.4	1.0	1.0	0.6	0.7	0.9	1.0

Income from continuing operations, net of tax	0.8	0.2	1.8	2.5	1.9	1.7	1.3	1.5

Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	—	—	—	(0.1)	—	(0.1)	0.0
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—	—	(0.0)	(0.0)

Discontinued operations, net of tax	—	—	—	—	(0.1)	—	(0.1)	(0.0)

Net income	0.8	0.2	1.8	2.5	1.8	1.7	1.2	1.5
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	0.0	(0.0)	0.0	0.0	—	0.0	0.0

Net income attributable to Jabil Circuit, Inc.	0.8%	0.2%	1.8%	2.5%	1.8%	1.7%	1.2%	1.5%

Acquisitions and Expansion

As discussed in Note 16 – “Business Acquisitions” to the Consolidated Financial Statements, we completed three acquisitions during the fiscal year ended August 31, 2016 and six acquisitions during the fiscal year ended August 31, 2015. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the DMS segment during the holiday selling season.

Liquidity and Capital Resources

At August 31, 2016, we had cash and cash equivalent balances totaling $912.1 million, total notes payable, long-term debt and capital lease obligations of $2.1 billion, $1.9 billion in available liquidity under our revolving credit facilities and up to $289.9 million in available liquidity under our trade accounts receivable securitization and uncommitted sale programs. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables through such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

Cash Flows

The following table sets forth, for the fiscal years ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net cash provided by operating activities	$916,207	$1,240,528	$499,639
Net cash (used in) provided by investing activities	(1,179,981)	(1,121,447)	60,667
Net cash provided by (used in) financing activities	253,512	(162,795)	(577,601)
Effect of exchange rate changes on cash and cash equivalents	8,358	(42,572)	6,171

Net decrease in cash and cash equivalents	$(1,904)	$(86,286)	$(11,124)

Net cash provided by operating activities during the fiscal year ended August 31, 2016 was approximately $916.2 million. This resulted primarily from net income of $254.9 million, $696.8 million in non-cash depreciation and amortization expense, a $122.1 million decrease in accounts receivable, $68.0 million decrease in inventories and $59.0 million of recognized stock-based compensation expense and related charges; which were partially offset by a $194.3 million increase in prepaid expenses and other current assets and a $86.1 million decrease in accounts payable, accrued expenses and other liabilities. The decrease in accounts receivable is primarily driven by the reduced consumer demand in the mobility business in the second half of fiscal year 2016, coupled with cash collection efforts. The decrease in inventories was primarily due to lower production in the DMS segment in the second half of fiscal year 2016 as compared to fiscal year 2015 due to reduced consumer demand in the mobility business. The increase in prepaid expenses and other current assets was primarily due to increases in the deferred purchase price receivable under our asset-backed securitization programs due to an increase in receivables sold to the unaffiliated conduits and financial institutions, advanced deposits and an increase in value-added tax receivables. The decrease in accounts payable, accrued expenses and other liabilities was primarily driven by the timing of purchases and cash payments and lower materials purchases associated with lower sales levels in the DMS segment in the second half of fiscal year 2016 as compared to fiscal year 2015 due to reduced consumer demand in the mobility business.

Net cash used in investing activities during the fiscal year ended August 31, 2016 was $1.2 billion. This consisted primarily of capital expenditures of $924.2 million principally for machinery and equipment for new business particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades, $242.1 million of cash paid for business and intangible asset acquisitions, net of cash received and $29.4 million of cash paid for the issuance of notes receivable.

Net cash provided by financing activities during the fiscal year ended August 31, 2016 was $253.5 million. This resulted from our receipt of approximately $6.9 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $5.8 billion of borrowings under the Revolving Credit Facility, $500.0 million under the Term Loan Facility, $310.1 million under credit facilities with foreign subsidiaries and $300.0 million under the 4.900% Senior Notes, as well as $20.9 million of net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan. This was offset by repayments in an aggregate amount of approximately $6.4 billion, which primarily included an aggregate of $5.8 billion of repayments under the Revolving Credit Facility, $310.3 million under credit facilities with foreign subsidiaries and $312.0 million for the payment of the outstanding balance on the 7.750% Senior Notes. In addition, during the fiscal year ended August 31, 2016 we paid $148.3 million, including commissions, to repurchase 7,690,387 of our common shares, we paid $62.4 million in dividends to stockholders and we paid $10.7 million (the equivalent of 462,900 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $10.7 million of employee-owned common stock related to this vesting).

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

In connection with our asset-backed securitization programs, at August 31, 2016, we sold $1.0 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $475.0 million and a deferred purchase price receivable. At August 31, 2016, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $527.3 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets.

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that was amended during the first quarter of fiscal year 2016 to increase the uncommitted capacity from $450.0 million to $650.0 million and to extend the expiration date to November 1, 2016, although any party may elect to terminate the agreement upon 15 days prior notice. The $650.0 million trade accounts receivable sale program will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2017 (as the agreement was extended on August 28, 2016). The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on November 1, 2016 (as the agreement was automatically extended on November 1, 2015), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the fiscal year ended August 31, 2016, we sold $3.7 billion of trade accounts receivable under these programs and we received cash proceeds of $3.6 billion.

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2016 and 2015 are summarized below (in thousands):

	August 31,	August 31,
	2016	2015
7.750% Senior Notes due 2016	$—	$309,511
8.250% Senior Notes due 2018	398,552	397,599
5.625% Senior Notes due 2020	396,212	395,321
4.700% Senior Notes due 2022	496,041	495,387
4.900% Senior Notes due 2023	298,329	—
Borrowings under credit facilities	—	323
Borrowings under loans	502,210	30,410
Capital lease obligations	28,478	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	—	2,077

Total notes payable, long-term debt and capital lease obligations	2,119,822	1,658,784
Less current installments of notes payable, long-term debt and capital lease obligations	45,810	322,966

Notes payable, long-term debt and capital lease obligations, less current installments	$2,074,012	$1,335,818

Refer to Note 9 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for further details.

Under our 8.250%, 5.625% and 4.700% Senior Notes, we are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of our 8.250%, 5.625% or 4.700% Senior Notes upon a “change of control repurchase event.”

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. At August 31, 2016 and 2015, we were in compliance with all covenants under our debt agreements and our asset-backed securitization programs.

Uses

At August 31, 2016, we had approximately $912.1 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $783.5 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

As of August 31, 2016, however, we intend to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $181.1 million to our U.S. operations. Therefore, we continue to record a deferred tax liability of approximately $80.0 million based on the anticipated U.S. income taxes of the repatriation. We repatriated $225.3 million of current year foreign earnings to our U.S. operations during fiscal year 2016, which had no income statement impact due to the U.S. current year operating loss and the U.S. valuation allowance. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures, which do not include any amounts spent on acquisitions, will be in the range of $500.0 million to $600.0 million, principally to support ongoing business in the DMS and EMS segments. The amounts used to fund such capital expenditures will not be available to be deployed elsewhere by us. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions and our working capital requirements for the next 12 months.

Our 7.750% Senior Notes of $312.0 million matured on July 15, 2016. The proceeds from the sale of the 4.900% Senior Notes were used to repay the 7.750% Senior Notes.

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

In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. In addition, following the end of fiscal year 2016 through October 6, 2016, we repurchased an additional 1.4 million shares, utilizing a total of $124.6 million of the $400.0 million authorized by our Board of Directors.

On October 14, 2015, January 21, 2016, April 21, 2016 and July 21, 2016, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 16, 2015, February 16, 2016, May 16, 2016 and August 15, 2016. Of the total cash dividend declared on October 14, 2015 of $15.9 million, $15.2 million was paid on December 1, 2015. The remaining $0.7 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 21, 2016 of $15.9 million, $15.3 million was paid on March 1, 2016. The remaining $0.6 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on April 21, 2016 of $15.9 million, $15.3 million was paid on June 1, 2016. The remaining $0.6 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on July 21, 2016 of $15.6 million, $15.0 million was paid on September 1, 2016. The remaining $0.6 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $275.0 million foreign asset-backed securitization program is scheduled to expire on May 1, 2018. We may be unable to renew either of these programs. We can offer no assurance under the $650.0 million, $150.0 million or the $100.0 million uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; and pension and postretirement contributions and payments as of August 31, 2016 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1
	Total	year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations	$2,119,822	$45,810	$495,176	$762,026	$816,810
Future interest on notes payable, long-term debt and capital lease obligations (a)	446,160	106,390	161,800	116,020	61,950
Operating lease obligations	557,712	109,168	154,504	112,463	181,577
Non-cancelable purchase order obligations (b)	149,051	134,996	14,055	—	—
Pension and postretirement contributions and payments (c)	10,447	3,855	922	1,331	4,339

Total contractual cash obligations (d)	$3,283,192	$400,219	$826,457	$991,840	$1,064,676

(a)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these expected future interest payments.
(b)	Consists of purchase commitments entered into as of August 31, 2016 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(c)	Includes the estimated company contributions to funded pension plans during fiscal year 2017 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2017 through 2026. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(d)	At August 31, 2016, we have $2.5 million and $90.8 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values. At August 31, 2016, except for certain foreign currency contracts with a notional amount outstanding of $323.3 million and a fair value of $0.4 million recorded in prepaid expenses and other current assets and $2.0 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at August 31, 2016 that are not designated as accounting hedges was $1.7 billion. The fair values of these contracts amounted to a $3.9 million asset recorded in prepaid expenses and other current assets and a $10.8 million liability recorded to accrued expenses on our Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at August 31, 2016. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, South African rand, Swedish krona, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of August 31, 2016, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2016, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that was not accrued interest was recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and was being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes, which was through July 15, 2016.

During the fourth quarter of fiscal year 2016, we entered into forward starting swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The forward starting swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward starting swaps are scheduled to expire on March 15, 2018. If the anticipated debt issuance occurs before March 15, 2018, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward starting swap transactions are recorded on our Consolidated Balance Sheets as a component of accumulated other comprehensive income (“AOCI”).

During the fourth quarter of fiscal year 2016, we entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, we will pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps are effective on September 30, 2016 and scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded on our Consolidated Balance Sheets as a component of AOCI.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $481.3 million in borrowings outstanding under these facilities at August 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 9 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2016. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. Management’s report on internal control over financial reporting as of August 31, 2016 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2016, which is incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2016, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant”.

The other information required by this item is incorporated by reference to the information set forth under the captions “Proposal No. 1 - Election of Directors”, “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2016 (“2016 Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Compensation Discussion & Analysis” in our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the captions “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” and “Equity Compensation Plan Information” in our 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance and Board of Directors Matters” and “Related Party Transactions - Certain Related Party Transactions” in our 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit, Audit Related and Permissible Non-Audit Services” in our 2016 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 52 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 52 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2016, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 20, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Jabil Circuit, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jabil Circuit, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2016 of Jabil Circuit, Inc. and subsidiaries and our report dated October 20, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

October 20, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2016. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jabil Circuit, Inc. and subsidiaries at August 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 20, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Certified Public Accountants

Tampa, Florida

October 20, 2016

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$912,059	$913,963
Accounts receivable, net of allowance for doubtful accounts	1,359,610	1,467,247
Inventories	2,456,612	2,507,264
Prepaid expenses and other current assets	1,120,100	898,790
Deferred income taxes	—	79,045

Total current assets	5,848,381	5,866,309
Property, plant and equipment, net of accumulated depreciation	3,331,879	2,804,333
Goodwill	594,773	462,382
Intangible assets, net of accumulated amortization	296,954	283,536
Deferred income taxes	148,859	85,169
Other assets	101,831	89,871

Total assets	$10,322,677	$9,591,600

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$45,810	$322,966
Accounts payable	3,593,195	3,663,264
Accrued expenses	1,929,051	1,685,589
Deferred income taxes	—	2,455

Total current liabilities	5,568,056	5,674,274
Notes payable, long-term debt and capital lease obligations, less current installments	2,074,012	1,335,818
Other liabilities	78,018	67,951
Income tax liabilities	90,804	96,379
Deferred income taxes	54,290	82,167

Total liabilities	7,865,180	7,256,589

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 249,763,699 and 246,680,008 shares issued and 186,998,472 and 192,068,068 shares outstanding at August 31, 2016 and August 31, 2015, respectively	250	247
Additional paid-in capital	2,034,525	1,955,104
Retained earnings	1,660,820	1,468,910
Accumulated other comprehensive loss	(39,877)	(50,854)
Treasury stock at cost, 62,765,227 and 54,611,940 shares at August 31, 2016 and August 31, 2015, respectively	(1,217,547)	(1,058,551)

Total Jabil Circuit, Inc. stockholders’ equity	2,438,171	2,314,856
Noncontrolling interests	19,326	20,155

Total equity	2,457,497	2,335,011

Total liabilities and equity	$10,322,677	$9,591,600

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2016	2015	2014
Net revenue	$18,353,086	$17,899,196	$15,762,146
Cost of revenue	16,825,382	16,395,978	14,736,543

Gross profit	1,527,704	1,503,218	1,025,603
Operating expenses:
Selling, general and administrative	924,427	862,647	675,730
Research and development	31,954	27,645	28,611
Amortization of intangibles	37,121	24,449	23,857
Restructuring and related charges	11,369	33,066	85,369
Loss on disposal of subsidiaries	—	—	7,962

Operating income	522,833	555,411	204,074
Other expense	8,380	5,627	7,637
Interest income	(9,128)	(9,953)	(3,741)
Interest expense	136,536	128,091	128,055

Income from continuing operations before tax	387,045	431,646	72,123
Income tax expense	132,149	137,461	73,711

Income (loss) from continuing operations, net of tax	254,896	294,185	(1,588)

Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(7,698)	20,554
(Loss) gain on sale of discontinued operations, net of tax	—	(875)	223,299

Discontinued operations, net of tax	—	(8,573)	243,853

Net income	254,896	285,612	242,265
Net income attributable to noncontrolling interests, net of tax	801	1,593	952

Net income attributable to Jabil Circuit, Inc.	$254,095	$284,019	$241,313

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$1.33	$1.51	$(0.01)

Discontinued operations, net of tax	$0.00	$(0.04)	$1.20

Net income	$1.33	$1.47	$1.19

Diluted:
Income (loss) from continuing operations, net of tax	$1.32	$1.49	$(0.01)

Discontinued operations, net of tax	$0.00	$(0.04)	$1.20

Net income	$1.32	$1.45	$1.19

Weighted average shares outstanding:
Basic	190,413	193,689	202,497

Diluted	192,750	196,005	202,497

Cash dividends declared per share	$0.32	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014
Net income	$254,896	$285,612	$242,265
Other comprehensive income:
Foreign currency translation adjustment	9,672	(116,745)	(2,183)
Changes in fair value of derivative instruments, net of tax	(18,994)	(29,107)	2,469
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	38,811	12,502	7,153
Unrealized loss on available for sale securities	(5,436)	(14,404)	(1,513)
Actuarial (loss) gain, net of tax	(12,963)	10,080	(446)
Prior service cost, net of tax	(113)	(142)	234

Total other comprehensive income (loss)	10,977	(137,816)	5,714

Comprehensive income	$265,873	$147,796	$247,979
Comprehensive income attributable to noncontrolling interests	801	1,593	952

Comprehensive income attributable to Jabil Circuit, Inc.	$265,072	$146,203	$247,027

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock			Retained	Accumulated
			Additional	Earnings/	Other
	Shares	Par	Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Deficit)	Income	Stock	Interests	Equity
Balance at August 31, 2013	203,164,870	$238	$1,853,409	$1,071,175	$81,248	$(670,783)	$20,280	$2,355,567
Shares issued upon exercise of stock options	1,251	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,077,071	6	15,767	—	—	—	—	15,773
Vesting of restricted stock awards	5,120,099	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,569,059)	—	—	—	—	(34,312)	—	(34,312)
Treasury shares purchased	(13,680,382)	—	—	—	—	(260,274)	—	(260,274)
Recognition of stock-based compensation	—	—	8,186	—	—	—	—	8,186
Excess tax benefit of stock awards	—	—	(2,396)	—	—	—	—	(2,396)
Declared dividends	—	—	—	(66,716)	—	—	—	(66,716)
Comprehensive income	—	—	—	241,313	5,714	—	952	247,979
Adjustment of noncontrolling interests	—	—	—	—	—	—	5,174	5,174
Purchase of noncontrolling interests	—	—	(747)	—	—	—	(973)	(1,720)
Sale of noncontrolling interests	—	—	—	—	—	—	(6,898)	(6,898)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	5	5

Balance at August 31, 2014	194,113,850	$244	$1,874,219	$1,245,772	$86,962	$(965,369)	$18,540	$2,260,368

Shares issued upon exercise of stock options	36,165	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,005,916	2	18,058	—	—	—	—	18,060
Vesting of restricted stock awards	1,706,944	1	(1)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(402,143)	—	—	—	—	(7,606)	—	(7,606)
Treasury shares purchased	(4,392,664)	—	—	—	—	(85,576)	—	(85,576)
Recognition of stock-based compensation	—	—	62,826	—	—	—	—	62,826
Excess tax benefit of stock awards	—	—	2	—	—	—	—	2
Declared dividends	—	—	—	(60,881)	—	—	—	(60,881)
Comprehensive income	—	—	—	284,019	(137,816)	—	1,593	147,796

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock			Retained	Accumulated
			Additional	Earnings/	Other
	Shares	Par	Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Deficit)	Income	Stock	Interests	Equity
Acquisition of noncontrolling interests	—	—	—	—	—	—	329	329
Purchase of noncontrolling interests	—	—	—	—	—	—	(345)	(345)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	38	38

Balance at August 31, 2015	192,068,068	$247	$1,955,104	$1,468,910	$(50,854)	$(1,058,551)	$20,155	$2,335,011

Shares issued upon exercise of stock options	19,109	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,246,947	1	20,910	—	—	—	—	20,911
Vesting of restricted stock awards	1,817,635	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(462,900)	—	—	—	—	(10,656)	—	(10,656)
Treasury shares purchased	(7,690,387)	—	—	—	—	(148,340)	—	(148,340)
Recognition of stock-based compensation	—	—	58,997	—	—	—	—	58,997
Declared dividends	—	—	—	(62,185)	—	—	—	(62,185)
Comprehensive income	—	—	—	254,095	10,977	—	801	265,873
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Purchase of noncontrolling interests	—	—	(484)	—	—	—	(116)	(600)
Foreign currency adjustments attributable to noncontrolling interests
	—	—	—	—	—	—	(14)	(14)

Balance at August 31, 2016	186,998,472	$250	$2,034,525	$1,660,820	$(39,877)	$(1,217,547)	$19,326	$2,457,497

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$254,896	$285,612	$242,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696,752	529,176	487,278
Gain on sale of discontinued operations	—	—	(230,878)
Restructuring and related charges	1,170	4,445	42,534
Provision for allowance for doubtful accounts	919	9,752	16,268
Recognition of stock-based compensation expense and related charges	58,997	62,560	10,624
Deferred income taxes	(23,155)	(10,912)	(38,971)
Loss on disposal of subsidiaries	—	—	7,962
Loss (gain) on sale of property, plant and equipment	12,921	12,316	(1,773)
Other, net	8,448	659	8,689
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	122,115	(292,706)	(116,458)
Inventories	67,966	(483,071)	160,790
Prepaid expenses and other current assets	(194,337)	113,012	73,492
Other assets	(4,425)	25,034	6,552
Accounts payable, accrued expenses and other liabilities	(86,060)	984,651	(168,735)

Net cash provided by operating activities	916,207	1,240,528	499,639

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash	(242,143)	(177,632)	—
Proceeds from sale of discontinued operations and subsidiaries, net of cash	—	10,191	531,189
Acquisition of property, plant and equipment	(924,239)	(963,145)	(624,060)
Proceeds from sale of property, plant and equipment	26,031	15,784	161,138
Issuance of notes receivable	(29,380)	—	—
Investments in non-marketable equity securities	(10,250)	(11,939)	(3,600)
Other, net	—	5,294	(4,000)

Net cash (used in) provided by investing activities	(1,179,981)	(1,121,447)	60,667

Cash flows from financing activities:
Borrowings under debt agreements	6,904,215	5,966,937	6,175,953
Payments toward debt agreements	(6,445,922)	(5,988,232)	(6,400,089)
Payments to acquire treasury stock	(148,340)	(85,576)	(260,274)
Dividends paid to stockholders	(62,436)	(63,138)	(68,211)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	20,910	18,062	15,771
Treasury stock minimum tax withholding related to vesting of restricted stock	(10,656)	(7,606)	(34,312)
Other, net	(4,259)	(3,242)	(6,439)

Net cash provided by (used in) financing activities	253,512	(162,795)	(577,601)

Effect of exchange rate changes on cash and cash equivalents	8,358	(42,572)	6,171

Net decrease in cash and cash equivalents	(1,904)	(86,286)	(11,124)
Cash and cash equivalents at beginning of period	913,963	1,000,249	1,011,373

Cash and cash equivalents at end of period	$912,059	$913,963	$1,000,249

Supplemental disclosure information:
Interest paid, net of capitalized interest	$128,013	$118,891	$118,689

Income taxes paid, net of refunds received	$140,704	$143,580	$118,271

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in the automotive, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe, Asia and Africa.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds with original maturities of 90 days or less. At August 31, 2016 and 2015 there were $22.4 million and $23.3 million of cash equivalents, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of fair value given the short-term nature of these financial instruments.

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

h. Revenue Recognition

The Company derives substantially all of its revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible components that are built to customer specifications which are then provided to the customer. The Company recognizes manufacturing services revenue when such tangible components are shipped to or the goods are received by the customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured (net of estimated returns). The Company also derives revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized upon completion and acceptance by the respective customer. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statement of Operations on a net basis. The Company records shipping and handling costs reimbursed by the customer in revenue. Upfront payments from customers are recorded upon receipt as deferred income and are recognized as revenue as the related manufacturing services are provided.

i. Accounts Receivable

Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $11.1 million and $11.7 million were recorded at August 31, 2016 and 2015, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

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

k. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2016	2015	2014
Numerator:
Income (loss) from continuing operations, net of tax	$254,896	$294,185	$(1,588)
Net income attributable to noncontrolling interests, net of tax	801	1,593	952

Income (loss) from continuing operations attributable to Jabil Circuit, Inc., net of tax	$254,095	$292,592	$(2,540)
Discontinued operations attributable to Jabil Circuit, Inc., net of tax	—	(8,573)	243,853

Net income attributable to Jabil Circuit, Inc.	$254,095	$284,019	$241,313

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	190,413	193,689	202,497

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	160	159	—
Dilutive unvested restricted stock awards	2,177	2,157	—

Denominator for diluted earnings per share	192,750	196,005	202,497

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$1.33	$1.51	$(0.01)

Discontinued operations, net of tax	$0.00	$(0.04)	$1.20

Net income	$1.33	$1.47	$1.19

Diluted:
Income (loss) from continuing operations, net of tax	$1.32	$1.49	$(0.01)

Discontinued operations, net of tax	$0.00	$(0.04)	$1.20

Net income	$1.32	$1.45	$1.19

For fiscal year 2016, 2,380,967 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. Refer to Note 3 – “Trade Accounts Receivable Securitization and Sale Programs”, Note 9 – “Notes Payable, Long-Term Debt and Capital Lease Obligations”, Note 10 – “Postretirement and Other Employee Benefits” and Note 14 –“Derivative Financial Instruments and Hedging Activities” for disclosure surrounding the fair value of the Company’s deferred purchase price receivables, debt obligations, pension plan assets and derivative financial instruments, respectively.

Refer to Note 2 – “Discontinued Operations” for discussion of the Company’s Senior Non-Convertible Cumulative Preferred Stock. The Senior Non-Convertible Cumulative Preferred Stock is valued each reporting period using unobservable inputs (Level 3 inputs) based on an interest rate lattice model and is classified as an available for sale security with an unrealized gain (loss) recorded to accumulated other comprehensive income (loss) (“AOCI”). The unobservable inputs have an immaterial impact on the fair value calculation of the Senior Non-Convertible Cumulative Preferred Stock. At August 31, 2016, the fair value was $30.8 million, and is included within other assets on the Consolidated Balance Sheets.

n. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $59.0 million, $62.6 million and $9.0 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Consolidated Statements of Operations for fiscal years 2016, 2015 and 2014, respectively. During the fiscal years ended August 31, 2016, 2015 and 2014, the Company recorded a $7.5 million, a $5.2 million and a $45.8 million reversal, respectively, to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards. The Company recorded an additional tax benefit (expense) related to the stock-based compensation expense of $1.0 million, $(0.4) million and $1.1 million, which is included in income tax expense within the Consolidated Statements of Operations for fiscal years 2016, 2015, and 2014, respectively. Included in the compensation expense recognized by the Company is $6.5 million, $4.7 million and $4.7 million related to the Company’s employee stock purchase plan (“ESPP”) during fiscal years 2016, 2015 and 2014, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2016 and 2015, $0.4 million and $0.4 million of stock-based compensation costs were classified as inventories on the Consolidated Balance Sheets, respectively.

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for fiscal years 2016, 2015 and 2014 was $20.9 million, $18.1 million and $15.8 million, respectively. The proceeds for fiscal years 2016, 2015 and 2014 were offset by $10.7 million, $7.6 million and $34.3 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 462,900 shares, 402,143 shares and 1,569,059 shares of the Company’s common stock during the fiscal years ended August 31, 2016, 2015 and 2014, respectively. The shares have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 12 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.

o. Comprehensive Income

Comprehensive income is the changes in equity of an enterprise except those resulting from stockholder transactions.

The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized (Loss) Gain on Available for Sale Securities	Total
Balance at August 31, 2015	$6,666	$(12,033)	$(30,624)	$1,054	$(15,917)	$(50,854)
Other comprehensive income (loss) before reclassifications	9,672	(18,994)	(14,009)	26	(5,436)	(28,741)
Amounts reclassified from AOCI	—	38,811	1,046	(139)	—	39,718

Other comprehensive income (loss)	9,672	19,817	(12,963)	(113)	(5,436)	10,977

Balance at August 31, 2016	$16,338	$7,784	$(43,587)	$941	$(21,353)	$(39,877)

The unrealized losses on derivative instruments, including reclassification adjustments, recorded to AOCI during fiscal years 2016 and 2015 are net of tax benefits of $15.3 million and $19.3 million, respectively. The actuarial loss and prior service cost, including reclassification adjustments, recorded to AOCI at August 31, 2016 are net of a tax benefit (expense) of $0.6 million and $(0.3) million, respectively. The actuarial loss and prior service cost, including reclassification adjustments, recorded to AOCI at August 31, 2015 are net of a tax benefit (expense) of $2.4 million and $(0.4) million, respectively. There is no tax benefit (expense) related to the foreign currency translation adjustment and unrealized loss on available for sale securities components of AOCI, including reclassification adjustments, for the fiscal years ended August 31, 2016 and 2015.

The portions of AOCI reclassified into earnings during the fiscal years ended August 31, 2016, 2015 and 2014 for derivative instruments were primarily classified as a component of cost of revenue. The portions of AOCI reclassified into earnings during the fiscal years ended August 31, 2016, 2015 and 2014 for actuarial loss and prior service cost were not material.

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

For all periods presented, the operating results associated with this business have been reclassified into discontinued operations, net of tax in the Consolidated Statements of Operations. The following table provides a summary of AMS amounts included in discontinued operations (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net revenue	$—	$14,624	$586,652

(Loss) income from discontinued operations, before tax	$—	(7,689)	26,694
Income tax expense	—	9	6,140

(Loss) income from discontinued operations, net of tax	$—	$(7,698)	$20,554

(Loss) gain on sale of discontinued operations, before tax	$—	$(300)	$230,878
Income tax expense	—	575	7,579

(Loss) gain on sale of discontinued operations, net of tax	$—	$(875)	$223,299

Discontinued operations, net of tax	$—	$(8,573)	$243,853

3. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2016, 2015 and 2014 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $7.9 billion, $7.6 billion and $8.0 billion of eligible trade accounts receivable during the fiscal years ended August 31, 2016, 2015 and 2014, respectively. In exchange, the Company received cash proceeds of $7.3 billion, $7.2 billion and $7.4 billion during the fiscal years ended August 31, 2016, 2015 and 2014, respectively (of which approximately $8.4 million, $5.9 million and $4.0 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At August 31, 2016, 2015 and 2014, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $527.3 million, $429.3 million and $513.0 million, respectively. The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the five year unsecured credit facility amended as of July 6, 2015 (the “Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $5.1 million, $3.8 million and $3.6 million during the fiscal years ended August 31, 2016, 2015 and 2014, respectively, which are recorded to other expense within the Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that was amended during the first quarter of fiscal year 2016 to increase the uncommitted capacity from $450.0 million to $650.0 million and to extend the expiration date to November 1, 2016, although any party may elect to terminate the agreement upon 15 days prior notice. The $650.0 million trade accounts receivable sale program will be automatically extended each year until August 31, 2017, unless any party gives no less than 30 days prior notice that the agreement should not be extended. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2017 (as the agreement was extended on August 28, 2016). The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on November 1, 2016 (as the agreement was automatically extended on November 1, 2015), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During fiscal years 2016, 2015 and 2014, the Company sold $3.7 billion, $2.1 billion and $1.9 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $3.6 billion, $2.1 billion and $1.9 billion, respectively. The resulting losses on the sales of trade accounts receivable during fiscal years 2016, 2015 and 2014 were not material and were recorded to other expense within the Consolidated Statements of Operations.

4. Inventories

Inventories consist of the following (in thousands):

	August 31, 2016	August 31, 2015
Raw materials	$1,302,481	$1,333,588
Work in process	675,867	714,237
Finished goods	510,485	502,916
Reserve for inventory obsolescence	(32,221)	(43,477)

Total inventories, net	$2,456,612	$2,507,264

5. Income Taxes

a. Provision for Income Taxes

Income (loss) from continuing operations before income tax expense and noncontrolling interests is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
U.S.	$(317,427)	$(295,521)	$(129,764)
Non-U.S.	704,472	727,167	201,887

	$387,045	$431,646	$72,123

The U.S. and non-U.S. components of income (loss) from continuing operations before income tax expense and noncontrolling interests include the elimination of intercompany foreign dividends paid to the U.S.

Income tax expense (benefit) is summarized below (in thousands):

Fiscal Year Ended August 31,		Current	Deferred	Total
2016:	U.S. – Federal	$(649)	$73	$(576)
	U.S. – State	(166)	9	(157)
	Non-U.S.	157,069	(24,187)	132,882

		$156,254	$(24,105)	$132,149

2015:	U.S. – Federal	$1,169	$(1,653)	$(484)
	U.S. – State	164	(300)	(136)
	Non-U.S.	147,199	(9,118)	138,081

		$148,532	$(11,071)	$137,461

2014:	U.S. – Federal	$3,047	$(9,108)	$(6,061)
	U.S. – State	319	(3,606)	(3,287)
	Non-U.S.	107,819	(24,760)	83,059

		$111,185	$(37,474)	$73,711

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to the actual income tax expense are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Tax at U.S. federal statutory income tax rate (35%)	$135,470	$151,076	$25,243
State income taxes, net of federal tax benefit	(5,121)	(4,474)	(3,740)
Impact of foreign tax rates	(144,521)	(157,827)	(19,621)
Permanent impact of non-deductible cost	3,408	8,951	10,995
Income tax credits	(5,040)	(12,773)	(5,632)
Changes in tax rates on deferred tax assets and liabilities	182	(1,206)	(23,432)
Valuation allowance	11,770	72,604	47,697
Non-deductible equity compensation	18,350	11,600	31,236
Impact of intercompany charges and dividends	94,596	49,843	9,376
Other, net	23,055	19,667	1,589

Total income tax expense	$132,149	$137,461	$73,711

For the fiscal years ended August 31, 2016 and 2015, the impact of intercompany charges and dividends increased due to the intercompany foreign dividend paid to the U.S. which was offset by a decrease in the U.S. valuation allowance. For the fiscal year ended August 31, 2014, the impact of foreign tax rates change was due to the decrease of income in low tax-rate jurisdictions. The changes in tax rates on deferred tax assets and liabilities decreased due to the enactment of the Mexico 2014 tax reform.

The Company has been granted tax incentives for its Brazilian, Chinese, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The majority of the tax incentive benefits expire at various dates through fiscal year 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income from continuing operations during the fiscal years ended August 31, 2016, 2015 and 2014, resulting in a tax benefit of approximately $50.5 million ($0.27 per basic share), $74.7 million ($0.39 per basic share) and $14.6 million ($0.07 per basic share), respectively. The benefits of these incentives are recorded as the impact of foreign tax rates and income tax credits.

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

b. Deferred Tax Assets and Liabilities

The significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forward	$319,685	$261,495
Receivables	8,643	11,343
Inventories	6,970	7,876
Compensated absences	9,080	9,342
Accrued expenses	75,749	75,580
Property, plant and equipment, principally due to differences in depreciation and amortization	52,088	31,888
U.S. federal and state tax credits	58,725	63,927
Foreign jurisdiction tax credits	14,464	13,524
Equity compensation – U.S.	17,641	21,447
Equity compensation – Non-U.S.	3,873	4,507
Cash flow hedges	2,055	3,809
Other	18,767	25,403

Total deferred tax assets before valuation allowances	587,740	530,141
Less valuation allowances	(344,828)	(304,820)

Net deferred tax assets	$242,912	$225,321

Deferred tax liabilities:
Unremitted earnings of non-U.S. subsidiaries	88,445	85,765
Intangible assets	54,130	55,208
Other	5,768	4,756

Total deferred tax liabilities	$148,343	$145,729

Net deferred tax assets	$94,569	$79,592

As of August 31, 2016, the Company had federal, state (tax-effected) and foreign income tax net operating loss carry forwards (net of unrecognized tax benefits) of approximately $398.4 million, $48.5 million, and $565.3 million, respectively, which are available to reduce future taxes, if any. The net operating loss carry forwards in the Company’s major tax jurisdictions expire in fiscal years 2017 through 2036 or have an indefinite carry forward period. The Company has U.S. federal and state tax credit carry forwards of $55.0 million and $5.7 million, respectively, which are available to reduce future taxes, if any. Most of the U.S. federal tax credits expire through the year 2024. Most of the U.S. state tax credits expire through the year 2027. As of August 31, 2016, the foreign jurisdiction tax credits include foreign investment tax credits of $11.7 million that expire in 2026 and are based on the deferral method.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net increases (decreases) in the total valuation allowance for the fiscal years ended August 31, 2016 and 2015 were $40.0 million and $43.5 million, respectively. The fiscal year ended August 31, 2016 increase is primarily related to losses in jurisdictions with existing valuation allowances and the recognition of excess tax benefits due to the early adoption of the new accounting guidance for share-based payment transactions.

As of August 31, 2016, the Company intends to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $181.1 million to the U.S. Therefore, the Company continues to record a deferred tax liability of approximately $80.0 million based on the anticipated U.S. income taxes of the repatriation. The Company repatriated $225.3 million of current year foreign earnings to our U.S. operations during fiscal year 2016, which had no income statement impact due to the U.S. current year operating loss and the U.S. valuation allowance. The Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $3.1 billion as of August 31, 2016. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

c. Unrecognized Tax Benefits

Reconciliations of the unrecognized tax benefits are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Beginning balance	$154,648	$229,684	$219,132
Additions for tax positions of prior years	7,974	4,189	16,533
Reductions for tax positions of prior years	(20,045)	(7,919)	(3,843)
Additions for tax positions related to current year	25,892	21,541	18,219
Adjustments for tax positions related to disposed entities	—	—	(1,917)
Adjustments for tax positions related to acquired entities	—	1,687	(3,195)
Cash settlements	(6,553)	(11,806)	(9,406)
Reductions from lapses in statutes of limitations	(7,099)	(1,843)	(1,909)
Reductions from settlements with taxing authorities	(1,787)	(72,812)	(4,344)
Foreign exchange rate adjustment	(3,132)	(8,073)	414

Ending balance	$149,898	$154,648	$229,684

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$72,152	$80,094	$72,586

For the fiscal year ended August 31, 2015, the reductions from settlements with taxing authorities is primarily related to the closure of a non-U.S. audit which partially disallowed a net operating loss carry forward and future tax amortization.

It is reasonably possible that the August 31, 2016 unrecognized tax benefits could decrease during the next 12 months by $0.9 million from cash payments and by $12.7 million related to the expiration of applicable statutes of limitations. These amounts primarily relate to possible adjustments for transfer pricing.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $21.9 million and $20.1 million at August 31, 2016 and 2015, respectively. The Company recognized interest and penalties of approximately $1.8 million, $2.1 million and $1.0 million during the fiscal years ended August 31, 2016, 2015 and 2014, respectively. The Company is no longer subject to U.S. federal income tax examinations for fiscal years before August 31, 2009. In major state and major non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2003 and August 31, 2006, respectively.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report on May 27, 2015, which was updated on June 22, 2016, proposing adjustments primarily related to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2009 through 2011 would be approximately $28.6 million after utilization of tax loss carry forwards available through fiscal year 2011. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest, and penalties is not practicable.

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

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2016	2015
Land and improvements	$120,470	$112,416
Buildings	809,890	756,314
Leasehold improvements	815,308	630,595
Machinery and equipment	3,475,325	2,787,641
Furniture, fixtures and office equipment	164,079	147,502
Computer hardware and software	562,456	498,348
Transportation equipment	22,307	21,333
Construction in progress	84,016	89,606

	6,053,851	5,043,755
Less accumulated depreciation and amortization	2,721,972	2,239,422

	$3,331,879	$2,804,333

Depreciation expense of approximately $659.5 million, $504.7 million and $461.3 million was recorded for fiscal years 2016, 2015 and 2014, respectively.

Maintenance and repair expense was approximately $197.4 million, $205.5 million and $158.7 million for fiscal years 2016, 2015 and 2014, respectively.

As of August 31, 2016 and 2015, the Company had $90.3 million and $72.5 million, respectively, for the acquisition of property, plant and equipment included in accounts payable for which cash payment has not been made and is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

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

The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2016 and determined the fair values of the reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. For each annual impairment test the Company consistently determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples.

The following tables present the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2016 and 2015 (in thousands):

	August 31, 2015				August 31, 2016
		Accumulated	Acquisitions	Foreign		Accumulated
	Gross	Impairment	&	Currency	Gross	Impairment
Reportable Segment	Balance	Balance	Adjustments	Impact	Balance	Balance	Net Balance
EMS	$491,926	$(464,053)	$23,690	$(384)	$515,232	$(464,053)	$51,179
DMS	990,278	(555,769)	111,417	(2,332)	1,099,363	(555,769)	543,594

Total	$1,482,204	$(1,019,822)	$135,107	$(2,716)	$1,614,595	$(1,019,822)	$594,773

	August 31, 2014				August 31, 2015
		Accumulated	Acquisitions	Foreign		Accumulated
	Gross	Impairment	&	Currency	Gross	Impairment
Reportable Segment	Balance	Balance	Adjustments	Impact	Balance	Balance	Net Balance
EMS	$474,305	$(464,053)	$18,586	$(965)	$491,926	$(464,053)	$27,873
DMS	929,161	(555,769)	64,262	(3,145)	990,278	(555,769)	434,509

Total	$1,403,466	$(1,019,822)	$82,848	$(4,110)	$1,482,204	$(1,019,822)	$462,382

Finite-lived intangible assets are amortized on a straight-line basis and consist primarily of contractual agreements and customer relationships, which are being amortized over periods of up to 15 years and intellectual property which is being amortized over periods of up to 8 years. Indefinite-lived intangible assets consist of trade names. The Company completed its annual impairment test for its indefinite-lived intangible assets during the fourth quarter of fiscal year 2016 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual values are estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2016 and 2015 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
August 31, 2016	Amount	Amortization	Amount
Contractual agreements and customer relationships	$250,451	$(113,393)	$137,058
Intellectual property	151,025	(114,219)	36,806
Finite-lived trade name	5,006	(5,006)	—
Indefinite-lived trade name	123,090	—	123,090

Total	$529,572	$(232,618)	$296,954

	Gross		Net
	Carrying	Accumulated	Carrying
August 31, 2015	Amount	Amortization	Amount
Contractual agreements and customer relationships	$201,423	$(96,013)	$105,410
Intellectual property	150,453	(99,295)	51,158
Finite-lived trade name	4,434	(556)	3,878
Indefinite-lived trade name	123,090	—	123,090

Total	$479,400	$(195,864)	$283,536

The weighted-average amortization period for aggregate net intangible assets at August 31, 2016 is 9.2 years, which includes a weighted-average amortization period of 11.1 years for net contractual agreements and customer relationships and a weighted-average amortization period of 5.0 years for net intellectual property.

Intangible asset amortization for fiscal years 2016, 2015 and 2014 was approximately $37.1 million, $24.4 million and $23.9 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2017	$33,328
2018	31,316
2019	22,313
2020	20,130
2021	12,269
Thereafter	54,508

Total	$173,864

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 31, 2016	August 31, 2015
Deferred income	$893,148	$512,481
Accrued compensation and employee benefits	449,183	504,226
Other accrued expenses	586,720	668,882

Accrued expenses	$1,929,051	$1,685,589

9. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2016 and 2015 are summarized below (in thousands):

	August 31,	August 31,
	2016	2015
7.750% Senior Notes due 2016(a)	$—	$309,511
8.250% Senior Notes due 2018(b)	398,552	397,599
5.625% Senior Notes due 2020(c)	396,212	395,321
4.700% Senior Notes due 2022(d)	496,041	495,387
4.900% Senior Notes due 2023(e)	298,329	—
Borrowings under credit facilities(f)	—	323
Borrowings under loans(g)	502,210	30,410
Capital lease obligations(h)	28,478	28,156
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes(i)	—	2,077

Total notes payable, long-term debt and capital lease obligations	2,119,822	1,658,784
Less current installments of notes payable, long-term debt and capital lease obligations	45,810	322,966

Notes payable, long-term debt and capital lease obligations, less current installments	$2,074,012	$1,335,818

The $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes, $500.0 million of 4.700% senior unsecured notes and $300.0 million of 4.900% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of the Company’s publicly traded debt, including the 8.250%, 5.625% and 4.700% senior notes, were approximately $437.9 million, $433.3 million and $523.8 million respectively, at August 31, 2016. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% senior notes, was approximately $312.3 million, at August 31, 2016. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximates fair value as interest rates on these instruments approximates current market rates.

(a)	During the fourth quarter of fiscal year 2009, the Company issued $312.0 million of seven-year, publicly-registered 7.750% notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The 7.750% Senior Notes matured on July 15, 2016, and at that time, the outstanding balance was fully paid.

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

(c)	During the first quarter of fiscal year 2011, the Company issued $400.0 million of ten-year publicly registered 5.625% notes (the “5.625% Senior Notes”) at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) and partially repay amounts outstanding under the Company’s foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(d)	During the fourth quarter of fiscal year 2012, the Company issued $500.0 million of ten-year publicly registered 4.700% notes (the “4.700% Senior Notes”) at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under the Credit Facility and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(e)	On May 19, 2016, the Company entered into a note purchase agreement with certain third parties which closed on July 14, 2016 for a private placement of $300.0 million of senior unsecured notes maturing on July 14, 2023 with an interest rate of 4.9% (the “4.900% Senior Notes”). The proceeds from the sale of the notes were used to repay the Company’s $312.0 million 7.750% Senior Notes due July 15, 2016. The Company is subject to financial covenants based in part on those set forth in its Revolving Credit Facility, including: (1) a maximum ratio of consolidated indebtedness to consolidated EBITDA and (2) a minimum ratio of (a) consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all indebtedness and loss on sale of accounts receivable. In addition, the Company and its subsidiaries, are subject to other covenants, such as: limitation upon transactions with affiliates; limitation upon mergers, consolidations, etc.; limitation upon sales of assets; limitation upon changes in line of business; terrorism sanction regulations; limitation upon subsidiary indebtedness; limitation upon liens; financial and business information; visitation rights; compliance with laws; insurance; maintenance of properties; payment of taxes and claims; preservation of corporate existence, etc.; keeping of books and records; subsidiary guarantees or liability for certain indebtedness; and most favored lender requirement with respect to certain indebtedness. Terms used above in the description of financial covenants have specific meanings ascribed to them in the note purchase agreement.

(f)	As of August 31, 2016, the Company has eleven credit facilities with foreign subsidiaries that finance their future growth and any corresponding working capital needs. Nine of the credit facilities are denominated in U.S. dollars, one is denominated in Brazilian reais and one is denominated in Euros. The credit facilities incur interest at fixed and variable rates ranging from 1.2% to 12.4%.

On July 6, 2015, the Company entered into an amended and restated senior unsecured five year credit agreement. The credit agreement provides for the Revolving Credit Facility in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and a $500.0 million five year delayed draw Term Loan Facility. Both the Revolving Credit Facility and the Term Loan Facility expire on July 6, 2020, but in the case of the Revolving Credit Facility, subject to two whole or partial one-year extensions, at the lender’s discretion. Interest and fees on Revolving Credit Facility and Term Loan Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.650% above the base rate or 1.000% to 1.650% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 1.000% above the base rate or 1.125% to 2.000% above the Eurocurrency rate, in each case where the base rate represents the greatest of Citibank, N.A.’s base rate, 0.50% above the federal funds rate, and 1.0% above one-month LIBOR, but not less than zero, and the Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero, each as more fully described in the Revolving Credit Facility and Term Loan Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, is subject to the following financial covenants: (1) a maximum Debt to EBITDA Ratio (as defined in the Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the Credit Facility agreement) and loss on sale of accounts receivable. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; limitation upon use of proceeds; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2016, the Company borrowed $5.8 billion against the Revolving Credit Facility under multiple draws and repaid $5.8 billion under multiple payments.

During the fourth quarter of fiscal year 2016, a foreign subsidiary of the Company entered into an uncommitted credit facility to finance its growth and any corresponding working capital needs. The credit facility provides for a revolving credit facility in the amount of up to $150.0 million with interest charged at a rate of LIBOR plus 1.1%.

(g)	On September 22, 2015, the Company borrowed $500.0 million against the Term Loan Facility.

During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At August 31, 2016, the VIE had approximately $18.9 million of total assets, of which approximately $18.6 million was comprised of a note receivable due from the Company, and approximately $18.5 million of total liabilities, of which approximately $18.5 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $18.5 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2016, the Company has borrowings outstanding to fund working capital needs. These additional loans total approximately $2.4 million, of which $1.4 million are denominated in Euros, $0.7 million are denominated in Russian rubles and $0.3 million are denominated in U.S. dollars.

(h)	Primarily related to various capital lease obligations the company acquired during the fourth quarter of fiscal year 2013, in connection with the acquisition of Nypro.

(i)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of the Company’s fair value hedges, see Note 14 - “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements.

Under its 8.250%, 5.625%, and 4.700% Senior Notes, the Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring our repurchase of the 8.250%, 5.625%, or 4.700% Senior Notes upon a “change of control repurchase event.”

Debt maturities as of August 31, 2016 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2017	$45,810
2018	443,692
2019	51,484
2020	364,096
2021	397,930
Thereafter	816,810

Total	$2,119,822

10. Postretirement and Other Employee Benefits

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

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans for fiscal years 2016 and 2015 (in thousands):

	Pension Benefits
	2016	2015
Beginning projected benefit obligation	$161,230	$182,653
Service cost	883	1,054
Interest cost	4,844	5,554
Actuarial loss (gain)	40,170	(5,252)
Curtailment gain	—	(2,542)
Total benefits paid	(5,587)	(5,238)
Plan participants’ contributions	27	28
Amendments	—	(198)
Acquisitions	—	1,769
Effect of conversion to U.S. dollars	(19,289)	(16,598)

Ending projected benefit obligation	$182,278	$161,230

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans for fiscal years 2016 and 2015 were as follows:

	Pension Benefits
	2016	2015
Expected long-term return on plan assets	3.3%	4.4%
Rate of compensation increase	4.1%	4.3%
Discount rate	1.7%	3.2%

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plans do not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2017.

The fair values of the plan assets held by the Company by asset category for fiscal years 2016 and 2015 are as follows (in thousands):

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at
	August 31, 2016	Asset Allocation	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$3,565	3%	$3,565	$—	$—
Equity Securities:
Global equity securities(a)	41,515	29%	—	41,515	—
Debt Securities:
U.K. corporate bonds(b)	27,268	19%	—	27,268	—
U.K. government bonds(c)	34,359	24%	—	34,359
Global government bonds(d)	6,136	4%	—	6,136	—
Global corporate bonds(e)	14,725	10%	—	14,725
Other Investments:
Insurance contracts(f)	16,134	11%	—	—	16,134

Fair value of plan assets	$143,702	100%	$3,565	$124,003	$16,134

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at
	August 31, 2015	Asset Allocation	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$4,567	3%	$4,567	$—	$—
Equity Securities:
Global equity securities(g)	24,143	18%	—	24,143	—
U.K. equity securities(h)	24,211	18%	—	24,211	—
Debt Securities:
U.K. corporate bonds(i)	50,817	38%	—	50,817	—
U.K. government bonds(j)	16,866	12%	—	16,866	—
Other Investments:
Insurance contracts(f)	14,204	11%	—	—	14,204

Fair value of plan assets	$134,808	100%	$4,567	$116,037	$14,204

(a)	Global equity securities are categorized as Level 2 and include investments that aim to capture global equity market returns by tracking the Morgan Stanley Capital International (“MSCI”) World Index and other similar world stocks indexes.
(b)	U.K. corporate bonds are categorized as Level 2 and include U.K. corporate issued fixed income investments which are managed and tracked to the respective benchmark (Bank of America Merrill Lynch (“BofAML”) Sterling Corporate & Collateralised All-Stocks (Excluding Subordinated Financials)).
(c)	U.K. government bonds are categorized as Level 2 and include U.K. government issued inflation-linked income investments which are managed and tracked to the respective benchmarks (FTSE Actuaries UK Index-Linked Gilts Over 5 Years) and a custom benchmark based on the longest gilts in issue).
(d)	Global government bonds are categorized as Level 2 and include emerging market government issued fixed income investments which are managed and tracked to the respective benchmark (J.P.Morgan GBI-EM Global Diversified).
(e)	Global corporate bonds are categorized as Level 2 and include global corporate issued fixed income investments which are managed and tracked to the respective benchmarks (BofAML Developed Market BB/B Global High Yield Constrained Index; BofAML Global High Yield Constrained and Standard & Poor’s (“S&P”)/Loan Syndications & Trading Association (“LSTA”) US Leveraged Loan Hedged).
(f)	The assets related to The Netherlands plan consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs (Level 3 inputs), primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The unobservable inputs consist of estimated future benefits to be paid throughout the duration of the policy and estimated discount rates, which both have an immaterial impact on the fair value estimate of the contract.
(g)	Global equity securities are categorized as Level 2 and include investments that aim to capture global equity market returns by tracking the Financial Times (London) Stock Exchange (“FTSE”) AW-World (ex-UK) Index and other similar indexes in Germany.
(h)	U.K. equity securities are categorized as Level 2 and include investments in a diversified portfolio that aims to capture the returns of the U.K. equity market. The portfolio tracks the FTSE All-Share Index and invests only in U.K. securities.
(i)	U.K. corporate bonds are categorized as Level 2 and include U.K. corporate issued fixed income investments which are managed and tracked to the respective benchmark (AAA-AA-A Bonds-Over 15Y Index).
(j)	U.K. government bonds are categorized as Level 2 and include U.K. government-issued fixed income investments which are managed and tracked to the respective benchmark (FTSE U.K. Over 15 Years Gilts Index and FTSE U.K. Over 5 Years Index-Linked).

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates for fiscal years 2016 and 2015 (in thousands):

	Pension Benefits
	2016	2015
Beginning fair value of plan assets	$134,808	$136,451
Actual return on plan assets	29,734	9,810
Acquisitions	—	1,756
Employer contributions	3,391	3,499
Benefits paid from plan assets	(5,268)	(5,037)
Plan participants’ contributions	27	28
Effect of conversion to U.S. dollars	(18,990)	(11,699)

Ending fair value of plan assets	$143,702	$134,808

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets for fiscal years 2016 and 2015 (in thousands):

	Pension Benefits
	2016	2015
Funded Status
Ending fair value of plan assets	$143,702	$134,808
Ending projected benefit obligation	(182,278)	(161,230)

Under or unfunded status	$(38,576)	$(26,422)

Consolidated Balance Sheet Information
Accrued benefit liability, current	$(383)	$(140)
Accrued benefit liability, noncurrent	(38,193)	(26,282)

Net liability recorded at August 31	$(38,576)	$(26,422)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$44,155	$32,986
Prior service credit	(1,255)	(1,405)

Accumulated other comprehensive loss, before taxes	$42,900	$31,581

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2017 (in thousands):

Pension Benefits
Recognized net actuarial loss	$1,919
Amortization of prior service credit	(139)

Total	$1,780

The accumulated benefit obligation for the plans was $171.6 million and $152.8 million at August 31, 2016 and 2015, respectively.

The following table provides information for the plans with an accumulated benefit obligation in excess of plan assets for fiscal years 2016 and 2015 (in thousands):

	August 31,
	2016	2015
Projected benefit obligation	$182,278	$161,230
Accumulated benefit obligation	$171,589	$152,818
Fair value of plan assets	$143,702	$134,808

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the plans for fiscal years 2016, 2015 and 2014 (in thousands):

	Pension Benefits
	2016	2015	2014
Service cost	$883	$1,054	$1,225
Interest cost	4,844	5,554	6,819
Expected long-term return on plan assets	(5,560)	(5,778)	(6,167)
Recognized actuarial loss	1,046	1,723	2,817
Net curtailment gain	—	(2,542)	(107)
Amortization of prior service credit	(139)	(147)	(198)

Net periodic benefit cost	$1,074	$(136)	$4,389

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years 2016, 2015 and 2014 were as follows:

	Pension Benefits
	2016	2015	2014
Expected long-term return on plan assets	4.3%	4.4%	5.1%
Rate of compensation increase	2.4%	3.2%	4.0%
Discount rate	2.9%	1.8%	3.0%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Cash Flows

The Company expects to make cash contributions of between $2.9 million and $3.3 million to its funded pension plans during fiscal year 2017. The Company does not anticipate the return of any plan assets during fiscal year 2017.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2017	$4,669
2018	4,605
2019	5,656
2020	5,765
2021	5,309
Years 2022 through 2026	35,745

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $33.3 million, $36.8 million and $34.8 million for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

11. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases at August 31, 2016 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2017	$109,168
2018	81,250
2019	73,254
2020	61,756
2021	50,707
Thereafter	181,577

Total minimum lease payments	$557,712

Total operating lease expense was approximately $120.4 million, $105.3 million and $96.5 million for fiscal years 2016, 2015 and 2014, respectively.

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

a. Stock Options and Stock Appreciation Rights

There were no stock options or stock appreciation rights (“SARS”) granted (collectively known as “Options”), excluding those granted under the ESPP, during fiscal year 2016. There were no stock options granted and 0.4 million stock appreciation rights granted, excluding those granted under the ESPP, during fiscal years 2015. The total intrinsic value of Options exercised during fiscal years 2016, 2015 and 2014 was $0.5 million, $1.0 million and $0.1 million, respectively. As of August 31, 2016, there was no unrecognized compensation cost related to non-vested options. The total fair value of Options vested during fiscal years 2016, 2015 and 2014 was $0.0 million, $2.8 million and $0.0 million, respectively.

The following table summarizes shares available for grant and SARS activity from August 31, 2015 through August 31, 2016.

					Weighted-
				Weighted-	Average
	Shares		Average	Average	Remaining
	Available	SARS	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at August 31, 2015	8,376,072	3,760,871	$492,060	$26.60	1.53
SARS canceled	1,185,895	(1,185,895)		$29.86
Restricted stock awards granted, net of forfeitures (a)	(4,663,228)	—
SARS exercised	—	(135,910)		$20.92

Balance at August 31, 2016	4,898,739	2,439,066	$1,066	$25.32	1.13

Exercisable at August 31, 2016		2,439,066	$1,066	$25.32	1.13

(a)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

b. Restricted Stock Awards

Certain key employees have been granted time-based, performance-based and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index. During the fiscal year ended August 31, 2016, the Company awarded approximately 2.6 million time-based restricted stock units, 1.3 million performance-based restricted stock units and 0.4 million market-based restricted stock units.

The stock-based compensation expense for the time-based and performance based restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate in the period the probability changes. The stock-based compensation expense for the market-based restricted stock awards is measured at fair value on the date of grant. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

During fiscal years 2016, 2015 and 2014, the Company recorded a $7.5 million, a $5.2 million and a $45.8 million reversal, respectively, to stock-based compensation expense due to decreased expectations for the vesting of certain restricted stock awards.

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

At August 31, 2016, there was $53.6 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.4 years.

The following table summarizes restricted stock activity from August 31, 2015 through August 31, 2016:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Unvested balance at August 31, 2015	11,931,585	$19.44
Changes during the period
Shares granted (a)	5,376,030	$24.02
Shares vested	(1,817,635)	$19.18
Shares forfeited	(712,802)	$20.50

Unvested balance at August 31, 2016	14,777,178	$21.09

(a)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

c. Employee Stock Purchase Plan

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. There were 1,246,947, 1,005,916 and 1,077,071 shares purchased under the ESPP during fiscal years 2016, 2015 and 2014, respectively. At August 31, 2016, a total of 11,603,855 shares had been issued under the ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2016	2015	2014
Expected dividend yield	0.7%	0.8%	0.9%
Risk-free interest rate	0.3%	0.1%	0.1%
Expected volatility	28.1%	24.5%	33.8%
Expected life	0.5 years	0.5 years	0.5 years

d. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during fiscal years 2016 and 2015:

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
		(in thousands, except for per share data)
Fiscal year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	$0.08	$15,947	February 16, 2016	March 1, 2016
	April 21, 2016	$0.08	$15,940	May 16, 2016	June 1, 2016
	July 21, 2016	$0.08	$15,575	August 15, 2016	September 1, 2016

Fiscal year 2015:	October 16, 2014	$0.08	$15,973	November 14, 2014	December 1, 2014
	January 21, 2015	$0.08	$16,020	February 13, 2015	March 2, 2015
	April 15, 2015	$0.08	$15,988	May 15, 2015	June 1, 2015
	July 16, 2015	$0.08	$15,980	August 14, 2015	September 1, 2015

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

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2016, the Company’s five largest customers accounted for approximately 49% of its net revenue and 85 customers accounted for approximately 90% of its net revenue. As the Company is a provider of electronic manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue			Percentage of Accounts Receivable
	Fiscal Year Ended August 31,			Fiscal Year Ended August 31,
	2016	2015	2014	2016		2015
Apple, Inc.	24%	24%	18%	*	%	19%

*	Amount was less than 10% of total.

Sales to the above customer were reported in the DMS operating segment.

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

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
Net revenue
EMS	$11,029,132	$10,777,810	$10,638,588
DMS	7,323,954	7,121,386	5,123,558

	$18,353,086	$17,899,196	$15,762,146

	Fiscal Year Ended August 31,
	2016	2015	2014
Segment income and reconciliation of income before tax
EMS	$373,732	$297,097	$242,181
DMS	256,588	372,912	103,188

Total segment income	$630,320	$670,009	$345,369
Reconciling items:
Amortization of intangibles	(37,121)	(24,449)	(23,857)
Stock-based compensation expense and related charges	(58,997)	(62,563)	(8,994)
Restructuring and related charges	(11,369)	(33,066)	(85,369)
Distressed customer charges	—	—	(15,113)
Loss on disposal of subsidiaries	—	—	(7,962)
Acquisition costs and certain purchase accounting adjustments	—	5,480	—
Other expense	(8,380)	(5,627)	(7,637)
Interest income	9,128	9,953	3,741
Interest expense	(136,536)	(128,091)	(128,055)

Income from continuing operations before tax	$387,045	$431,646	$72,123

	August 31, 2016	August 31, 2015
Total assets
EMS	$2,615,237	$2,865,172
DMS	5,012,798	4,241,699
Other non-allocated assets	2,694,642	2,484,729

	$10,322,677	$9,591,600

The Company operates in 28 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2016	2015	2014
External net revenue:
Singapore	$4,983,711	$5,053,864	$2,935,212
China	3,873,212	3,941,714	3,614,174
Mexico	3,043,609	2,555,502	2,475,393
U.S.	1,709,391	2,142,691	2,444,305
Hungary	1,130,466	912,669	902,058
Malaysia	1,113,456	1,247,897	1,299,543
Other	2,499,241	2,044,859	2,091,461

	$18,353,086	$17,899,196	$15,762,146

	August, 31
	2016	2015
Long-lived assets:
China	$2,031,634	$1,676,630
U.S.	992,575	946,238
Singapore	235,115	62,468
Mexico	185,146	173,188
Taiwan	149,200	135,316
Hungary	106,481	95,084
Spain	72,643	74,354
Malaysia	63,844	68,467
Poland	52,722	52,129
Other	334,246	266,377

	$4,223,606	$3,550,251

Total foreign source revenue was approximately $16.6 billion, $15.8 billion and $13.3 billion for fiscal years 2016, 2015 and 2014, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $3.2 billion and $2.6 billion at August 31, 2016 and 2015, respectively.

14. Derivative Financial Instruments and Hedging Activities

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $323.3 million and $615.1 million at August 31, 2016 and August 31, 2015, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2016 and May 31, 2017.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2016 and August 31, 2015, was $1.7 billion and $1.8 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of August 31, 2016, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	4,270	—	$4,270
Liabilities:
Forward foreign exchange contracts	—	(12,787)	—	(12,787)

Total	$—	(8,517)	—	$(8,517)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2016 and 2015 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at	Balance Sheet	Fair Value at	Fair Value at
	Location	August 31, 2016	August 31, 2015	Location	August 31, 2016	August 31, 2015
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$420	$267	Accrued expenses	$1,986	$16,509
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,850	$5,525	Accrued expenses	$10,801	$29,529

As of August 31, 2016 and August 31, 2015, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during fiscal years 2016, 2015 and 2014. These amounts were not material and were recognized as components of cost of revenue.

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes, which was through July 15, 2016. The Company recorded $2.1 million in amortization as a reduction to interest expense during the fiscal year ended August 31, 2016. At August 31, 2016 and 2015, the unamortized hedge accounting adjustment recorded is $0.0 million and $2.1 million, respectively, in the Consolidated Balance Sheets.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the fiscal years ended August 31, 2016, 2015 and 2014 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

During the fourth quarter of fiscal year 2016, the Company entered into forward starting swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The forward starting swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward starting swaps are scheduled to expire on March 15, 2018. If the anticipated debt issuance occurs before March 15, 2018, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward starting swap transactions are recorded on the Company’s Consolidated Balance Sheets as a component of AOCI.

During the fourth quarter of fiscal year 2016, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company will pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps are effective on September 30, 2016 and scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded on the Company’s Consolidated Balance Sheets as a component of AOCI.

15. Restructuring and Related Charges

2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $11.4 million and $34.6 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal years ended August 31, 2016 and 2015, respectively. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. The restructuring and related charges for the fiscal years ended August 31, 2016 and 2015 include cash costs of $8.8 million and $24.3 million related to employee severance and benefit costs, respectively, $0.0 million and $2.8 million related to lease costs, respectively, and $1.4 million and $1.9 million of other related costs, respectively, as well as non-cash costs of $1.2 million and $5.6 million related to asset write-off costs, respectively.

As of August 31, 2016, a total of $161.9 million of the $179.0 million of restructuring and related costs in the 2013 Restructuring Plan have been recognized. Of the $161.9 million recognized to date, $124.2 million was allocated to the EMS segment, $28.8 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013 through 2017. The remaining $17.1 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the fiscal years ended August 31, 2016 and 2015 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2016

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2015	Charges	Non-Cash Activity	Payments	August 31, 2016
Employee severance and benefit costs	$30,047	$8,845	$(454)	$(21,172)	$17,266
Lease costs	64	(43)	—	—	21
Asset write-off costs	—	1,170	(1,170)	—	—
Other related costs	846	1,397	—	(1,503)	740

Total	$30,957	$11,369	$(1,624)	$(22,675)	$18,027

2013 Restructuring Plan – Fiscal Year Ended August 31, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2014	Charges	Non-Cash Activity	Payments	August 31, 2015
Employee severance and benefit costs	$45,246	$24,327	$(4,122)	$(35,404)	$30,047
Lease costs	18	2,777	(12)	(2,719)	64
Asset write-off costs	—	5,565	(5,565)	—	—
Other related costs	257	1,890	(76)	(1,225)	846

Total	$45,521	$34,559	$(9,775)	$(39,348)	$30,957

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the fiscal years ended August 31, 2016 and 2015 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2016

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2015	Charges	Non-Cash Activity	Payments	August 31, 2016
EMS	$28,834	10,693	(1,615)	(20,574)	$17,338
DMS	1,960	795	(9)	(2,057)	689
Other	163	(119)	—	(44)	—

Total	$30,957	$11,369	$(1,624)	$(22,675)	$18,027

2013 Restructuring Plan – Fiscal Year Ended August 31, 2015

		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2014	Charges	Non-Cash Activity	Payments	August 31, 2015
EMS	$35,504	$32,007	$(9,700)	$(28,977)	$28,834
DMS	8,268	351	(153)	(6,506)	1,960
Other	1,749	2,201	78	(3,865)	163

Total	$45,521	$34,559	$(9,775)	$(39,348)	$30,957

16. Business Acquisitions

Fiscal year 2016

On November 25, 2015, the Company entered into a master purchase agreement for certain assets and liabilities of various legal entities, collectively referred to as “Hanson”. On January 13, 2016, the Company completed the acquisition of the assets for approximately $139.2 million in cash, plus the assumption of certain liabilities of $230.0 million (such liabilities were subsequently paid in February 2016 and classified in our Consolidated Statement of Cash Flows as a component of cash flows from operating activities), with the exception of the real property, which closed on July 7, 2016, for approximately $33.3 million. Hanson is engaged in the business of manufacturing certain parts for customers in the DMS segment.

The acquisition of certain Hanson assets has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $406.4 million, including $276.8 million in property, plant and equipment, $129.6 million in goodwill and intangible assets assigned to customer relationships, liabilities assumed of $230.0 million and $3.9 million of deferred tax liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets was recorded to goodwill and was fully allocated to the DMS segment. None of the goodwill is currently expected to be deductible for income tax purposes. A customer relationship was valued using the multi-period excess earnings method under the income approach. The Company expensed transaction costs in connection with the acquisition of approximately $3.1 million during the fiscal year ended August 31, 2016. The results of operations were included in the Company’s consolidated financial results beginning on January 13, 2016. Pro forma information has not been provided as the acquisition of Hanson is not deemed to be significant.

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

These two acquisitions have been accounted for as business combinations using the acquisition method of accounting. Assets acquired of $92.2 million, including $19.3 million in goodwill and $31.4 million in intangible assets, and liabilities assumed of $19.9 million were recorded at their estimated fair values as of the acquisition dates. The excess of the purchase prices over the fair values of the acquired assets and assumed liabilities of $19.3 million was recorded to goodwill and was fully allocated to the EMS segment. None of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisitions of approximately $1.1 million during the fiscal year ended August 31, 2016. The results of operations of the acquired businesses were included in the Company’s consolidated financial results beginning on the date of the acquisitions. Pro forma information has not been provided as the acquisitions are not deemed to be significant individually or in the aggregate.

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

Fiscal year 2014

On August 28, 2014, the Company sold its controlling financial interests in two Nypro subsidiaries for $5.2 million. For the fiscal year ended August 31, 2014, the Company recorded a loss on disposal of subsidiaries of $8.0 million within the Consolidated Statement of Operations.

17. New Accounting Guidance

a. Recently Adopted Accounting Guidance

During the third quarter of fiscal year 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of that debt liability on the balance sheet, consistent with the presentation for debt discounts. During the fourth quarter of fiscal year 2015, the FASB issued an accounting standard to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The guidance allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company elected to early adopt these two standards in the fourth quarter of fiscal year 2016 on a retrospective basis. The adoption of these two standards did not have a significant impact on the Company’s Consolidated Financial Statements and resulted in $11.6 million of debt issuance costs being reclassified from other assets to notes payable, long-term debt and capital lease obligation as of August 31, 2015.

During the first quarter of fiscal year 2016, the FASB issued an accounting standard to simplify the presentation of deferred taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, as opposed to being presented as current and noncurrent. The Company early adopted this new standard as of the first quarter of fiscal year 2016, applying it prospectively. Prior periods were not retrospectively adjusted.

During the first quarter of fiscal year 2016, the FASB issued an accounting standard to simplify an acquirer’s accounting for adjustments made to provisional amounts recognized in a business combination. The guidance requires the acquirer to recognize any adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined, as opposed to retrospectively applying adjustments to prior periods presented in financial statements. Thus, the acquirer will adjust its financial statements as needed, including recognizing in its current period earnings the effect of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company early adopted this new standard during the second quarter of fiscal year 2016, applying it prospectively. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.

During the third quarter of fiscal year 2016, the FASB issued an accounting standard to simplify several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and tax deficiencies, accounting for forfeitures and classification on the statement of cash flows. The Company elected to early adopt this standard in the fourth quarter of fiscal 2016, effective as of the beginning of the Company’s fiscal year, September 1, 2015. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements. Amendments requiring the recognition of excess tax benefits and tax deficiencies within the Consolidated Statements of Operations were adopted prospectively and resulted in the recognition of an immaterial amount of excess tax benefits within income tax expense. This change could create volatility in the Company’s effective tax rate in future periods. The Company has elected to continue to estimate forfeitures expected to occur to determine the amount of compensation expense to be recognized in each period and true-up forfeiture estimates through the vesting dates such that compensation cost is recognized only for awards in which participants complete the requisite service period. Amendments related to presentation within the Consolidated Statements of Cash Flows were applied retrospectively, and resulted in the reclassification of an immaterial amount of excess tax benefit related to stock awards from financing to operating activities for the fiscal years ended August 31, 2016, 2015 and 2014.

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

During the second quarter of fiscal year 2016, the FASB issued a new accounting standard to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early application is permitted only for certain provisions, and the update must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and applied prospectively to equity investments that exist as of the date of adoption of the standard. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During the second quarter of fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and must be adopted using a modified retrospective approach. The adoption of this standard will impact the Company’s consolidated balance sheet. The Company is currently assessing any other impacts this new standard will have on its Consolidated Financial Statements.

During the fourth quarter of fiscal year 2016, the FASB issued an accounting standard, which replaces the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021 and early adoption is permitted beginning in the first quarter of fiscal year 2020. This guidance must be applied using a modified retrospective or prospective transition method, depending on the area covered by this accounting standard. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

18. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2016 Form 10-K. No significant events occurred, other than disclosed below, subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Consolidated Financial Statements.

On September 15, 2016, the Company’s Board of Directors formally approved a restructuring plan to realign the Company’s global capacity and administrative support infrastructure in order to optimize organizational effectiveness. This action includes headcount reductions across the Company’s Selling, General and Administrative cost base and capacity realignment in higher cost locations (the “2017 Restructuring Plan”). The 2017 Restructuring Plan reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain locations are still subject to consultation with the Company’s employees and their representatives. The Company currently expects to recognize approximately $195.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2017 and 2018. The charges relating to the 2017 Restructuring Plan are currently expected to result in net cash expenditures of approximately $50.0 million that will be payable over the course of the Company’s fiscal years 2017 and 2018. The exact timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. The Company’s estimates for the charges discussed above exclude any potential income tax effects.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: October 20, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	Chairman of the Board of Directors	October 18, 2016

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 18, 2016

By:	/s/ MARK T. MONDELLO Mark T. Mondello	Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2016

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 20, 2016

By:	/s/ ANOUSHEH ANSARI Anousheh Ansari	Director	October 18, 2016

By:	/s/ MARTHA F. BROOKS Martha F. Brooks	Director	October 19, 2016

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	October 18, 2016

By:	/s/ JOHN C. PLANT John C. Plant	Director	October 19, 2016

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 18, 2016

By:	/s/ DAVID M. STOUT David M. Stout	Director	October 18, 2016

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions and	Additions/
	Balance at	Adjustments	(Reductions)
	Beginning	Charged to Costs	Charged		Balance at
	of Period	and Expenses	to Other Accounts	Write-offs	End of Period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2016	$11,663	$292	$—	$(861)	$11,094

Fiscal year ended August 31, 2015	$1,994	$11,837	$—	$(2,168)	$11,663

Fiscal year ended August 31, 2014	$2,574	$17,056	$—	$(17,636)	$1,994

		Additions and	Additions/
	Balance at	Adjustments	(Reductions)
	Beginning	Charged to Costs	Charged		Balance at
	of Period	and Expenses	to Other Accounts	Write-offs	End of Period
Reserve for inventory obsolescence:
Fiscal year ended August 31, 2016	$43,477	$12,145	$—	$(23,401)	$32,221

Fiscal year ended August 31, 2015	$49,431	$10,826	$—	$(16,780)	$43,477

Fiscal year ended August 31, 2014	$48,168	$20,515	$—	$(19,252)	$49,431

		Additions	Additions/
	Balance at	Charged to	(Reductions)
	Beginning	Costs and	Charged		Balance at
	of Period	Expenses	to Other Accounts	Write-offs	End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2016	$304,820	$23,891	$28,238	$(12,121)	$344,828

Fiscal year ended August 31, 2015	$261,285	$79,933	$(29,069)	$(7,329)	$304,820

Fiscal year ended August 31, 2014	$280,755	$60,334	$(67,167)	$(12,637)	$261,285

During the fiscal year ended August 31, 2016, the increases charged to costs and expenses primarily related to losses in sites with existing valuation allowances. The additions charged to other accounts primarily related to the recognition of excess tax benefits due to the early adoption of the new accounting guidance for share-based payment transactions. During the fiscal year ended August 31, 2015, the increases charged to costs and expenses primarily related to losses in sites with existing valuation allowances. During the fiscal year ended August 31, 2014, the increases charged to costs and expenses primarily related to losses in sites with existing valuation allowances, which were reduced by the partial release of the U.S. valuation allowance due to the Nypro acquisition. The reductions charged to other accounts primarily related to the gain on sale of discontinued operations that utilized net operating loss carry forwards.

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description

3.1(19)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(25)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(9)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(10)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(11)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(14)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(19)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(11)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(14)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(19)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1(3)(4)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.

10.4(3)(13)	—	Jabil 2002 Stock Incentive Plan.

10.4a(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).

10.4b(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).

10.4c(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).

10.4d(7)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).

10.4e(12)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).

10.4f(13)	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).

10.4g(13)	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).

10.4h(8)	—	Form of Stock Appreciation Right Agreement (prior form).

10.4i(3)(6)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.4j(3)(5)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

10.5(3)(16)	—	Jabil 2011 Employee Stock Purchase Plan.

10.6(3)(23)	—	Jabil 2011 Stock Award and Incentive Plan, as amended.

10.6a(17)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

Exhibit No.		Description

10.6b(17)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).

10.6c(17)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).

10.6d(22)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU2).

10.6e(22)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – NON-EU2).

10.6f(22)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer2).

10.6g(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU3).

10.6h(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU3).

10.6i(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer3).

10.6j(26)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU4).

10.6k(26)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU4).

10.6l(26)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer4).

10.6m	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU5).

10.6n	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU5).

10.6o	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer5).

10.6p(26)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – EU).

10.6q(26)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – Non-EU).

10.6r(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).

10.6s(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).

10.6t(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).

10.6u(17)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).

10.6v(25)	—	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU).

10.6w(20)	—	Form of Cash Bonus Award Agreement.

10.6x(21)	—	Form of Cash Bonus Award Agreement (Officer – EU).

10.6y(21)	—	Form of Cash Bonus Award Agreement (Officer – Non EU).

10.6z(24)	—	Form of Stock Appreciation Right Award Agreement (SAR Officer – Non EU).

10.7(3)(15)	—	Executive Deferred Compensation Plan.

10.8(26)	—	Amended and Restated Senior Five Year Credit Agreement, dated as of July 6, 2015, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd. and The Bank of Nova Scotia, as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

Exhibit No.		Description

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(3)	Indicates management compensatory plan, contract or arrangement.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(6)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2005.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2009.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(15)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-172443) filed by the Registrant on February 25, 2011.
(16)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-172458) filed by the Registrant on February 25, 2011.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2011.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2012.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended February 28, 2013.
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2013.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2013.
(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2015.
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.

Certain instruments with respect to long-term debt of the Registrant and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.