Form 10-Q
period 2016-11-30
JABIL CIRCUIT INC
filed 2017-01-09
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

As of December 26, 2016, there were 182,230,937 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30, 2016 (Unaudited)	August 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$747,415	$912,059
Accounts receivable, net of allowance for doubtful accounts of $12,874 at November 30, 2016 and $11,094 at August 31, 2016	1,519,651	1,359,610
Inventories	2,506,199	2,456,612
Prepaid expenses and other current assets	1,310,151	1,120,100

Total current assets	6,083,416	5,848,381
Property, plant and equipment, net of accumulated depreciation of $2,841,360 at November 30, 2016 and $2,721,972 at August 31, 2016	3,279,844	3,331,879
Goodwill	590,935	594,773
Intangible assets, net of accumulated amortization of $240,576 at November 30, 2016 and $232,618 at August 31, 2016	287,268	296,954
Deferred income taxes	165,102	148,859
Other assets	137,281	101,831

Total assets	$10,543,846	$10,322,677

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$43,198	$45,810
Accounts payable	3,867,345	3,593,195
Accrued expenses	1,946,554	1,929,051

Total current liabilities	5,857,097	5,568,056
Notes payable, long-term debt and capital lease obligations, less current installments	2,067,712	2,074,012
Other liabilities	85,054	78,018
Income tax liabilities	89,174	90,804
Deferred income taxes	52,847	54,290

Total liabilities	8,151,884	7,865,180

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 251,577,000 and 249,763,699 shares issued and 183,102,940 and 186,998,472 shares outstanding at November 30, 2016 and August 31, 2016, respectively	252	250
Additional paid-in capital	2,034,232	2,034,525
Retained earnings	1,733,208	1,660,820
Accumulated other comprehensive loss	(52,915)	(39,877)
Treasury stock at cost, 68,474,060 and 62,765,227 shares at November 30, 2016 and August 31, 2016, respectively	(1,340,832)	(1,217,547)

Total Jabil Circuit, Inc. stockholders’ equity	2,373,945	2,438,171
Noncontrolling interests	18,017	19,326

Total equity	2,391,962	2,457,497

Total liabilities and equity	$10,543,846	$10,322,677

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2016	November 30, 2015
Net revenue	$5,104,898	$5,207,977
Cost of revenue	4,673,392	4,724,442

Gross profit	431,506	483,535
Operating expenses:
Selling, general and administrative	214,052	251,547
Research and development	7,623	8,292
Amortization of intangibles	8,322	7,840
Restructuring and related charges	35,902	1,353

Operating income	165,607	214,503
Other expense	4,680	1,765
Interest income	(2,455)	(2,064)
Interest expense	32,844	33,035

Income before income tax	130,538	181,767
Income tax expense	43,837	49,852

Net income	86,701	131,915
Net (loss) income attributable to noncontrolling interests, net of tax	(1,326)	30

Net income attributable to Jabil Circuit, Inc.	$88,027	$131,885

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.48	$0.69

Diluted	$0.47	$0.68

Weighted average shares outstanding:
Basic	185,292	190,355

Diluted	187,856	193,243

Cash dividends declared per common share	$0.08	$0.08

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2016	November 30, 2015
Net income	$86,701	$131,915
Other comprehensive income:
Foreign currency translation adjustment	(23,619)	(20,542)
Changes in fair value of derivative instruments, net of tax	8,234	(909)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	3,597	11,064
Unrealized (loss) gain on available for sale securities	(1,250)	1,709

Total other comprehensive loss	(13,038)	(8,678)

Comprehensive income	$73,663	$123,237
Comprehensive (loss) income attributable to noncontrolling interests	(1,326)	30

Comprehensive income attributable to Jabil Circuit, Inc.	$74,989	$123,207

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated Other Comprehensive Loss
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2016	186,998,472	$250	$2,034,525	$1,660,820	$(39,877)	$(1,217,547)	$19,326	$2,457,497
Shares issued upon exercise of stock options	1,133	—	—	—	—	—	—	—
Vesting of restricted stock awards	1,812,168	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(428,623)	—	—	—	—	(9,121)	—	(9,121)
Treasury shares purchased	(5,280,210)	—	—	—	—	(114,164)	—	(114,164)
Recognition of stock-based compensation	—	—	(291)	—	—	—	—	(291)
Declared dividends	—	—	—	(15,639)	—	—	—	(15,639)
Comprehensive income	—	—	—	88,027	(13,038)	—	(1,326)	73,663
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	17	17

Balance at November 30, 2016	183,102,940	252	$2,034,232	$1,733,208	$(52,915)	$(1,340,832)	$18,017	$2,391,962

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2016	November 30, 2015
Cash flows from operating activities:
Net income	$86,701	$131,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,901	161,363
Restructuring and related charges	12,640	—
Recognition of stock-based compensation expense and related charges	(291)	24,792
Deferred income taxes	(16,495)	(13,533)
Other, net	4,421	4,307
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(170,932)	(205,916)
Inventories	(32,520)	11,719
Prepaid expenses and other current assets	(218,379)	(84,182)
Other assets	(34,987)	2,434
Accounts payable, accrued expenses and other liabilities	332,881	112,592

Net cash provided by operating activities	151,940	145,491

Cash flows from investing activities:
Acquisition of property, plant and equipment	(163,866)	(252,098)
Proceeds from sale of property, plant and equipment	1,472	3,027
Cash paid for business and intangible asset acquisitions, net of cash	—	(67,311)
Issuance of notes receivable	—	(27,500)
Other, net	(2,033)	(250)

Net cash used in investing activities	(164,427)	(344,132)

Cash flows from financing activities:
Borrowings under debt agreements	1,676,000	1,975,231
Payments toward debt agreements	(1,685,151)	(1,478,213)
Payments to acquire treasury stock	(114,165)	(54,567)
Dividends paid to stockholders	(16,059)	(16,541)
Treasury stock minimum tax withholding related to vesting of restricted stock	(9,119)	(10,282)
Other, net	—	(1,500)

Net cash (used in) provided by financing activities	(148,494)	414,128

Effect of exchange rate changes on cash and cash equivalents	(3,663)	894

Net (decrease) increase in cash and cash equivalents	(164,644)	216,381
Cash and cash equivalents at beginning of period	912,059	913,963

Cash and cash equivalents at end of period	$747,415	$1,130,344

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2016. Results for the three months ended November 30, 2016 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2017.

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

	Three months ended
	November 30, 2016	November 30, 2015
Numerator:
Net income attributable to Jabil Circuit, Inc.	$88,027	$131,885

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	185,292	190,355

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	178	155
Dilutive unvested restricted stock awards	2,386	2,733

Denominator for diluted earnings per share	187,856	193,243

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.48	$0.69

Diluted	$0.47	$0.68

For the three months ended November 30, 2016 and 2015, options to purchase 1,406,490 and 2,019,750 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2016 and 2015 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
Fiscal Year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015

3. Inventories

Inventories consist of the following (in thousands):

	November 30, 2016	August 31, 2016
Raw materials	$1,415,787	$1,302,481
Work in process	636,757	675,867
Finished goods	494,711	510,485
Reserve for inventory obsolescence	(41,056)	(32,221)

Total inventories, net	$2,506,199	$2,456,612

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $(0.3) million and $24.8 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months ended November 30, 2016 and 2015, respectively. During the three months ended November 30, 2016, the Company recorded a $21.0 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.1 million and $0.3 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2016 and 2015, respectively.

The following table summarizes shares available for grant and stock appreciation rights (“SARS”) activity from August 31, 2016 through November 30, 2016:

	Shares Available for Grant	SARS Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2016	4,898,739	2,439,066	$1,066	$25.32	1.13
SARS canceled	1,331,769	(1,331,769)		$29.27
Restricted stock awards granted, net of forfeitures (a)	1,231,137	—
SARS exercised	—	(28,818)		$22.52

Balance at November 30, 2016	7,461,645	1,078,479	$1,052	$20.55	2.08

Exercisable at November 30, 2016		1,078,479	$1,052	$20.55	2.08

(a) Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2016 through November 30, 2016:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested balance at August 31, 2016	14,777,178	$21.09
Changes during the period
Shares granted (a)	2,705,180	$23.57
Shares vested	(1,812,168)	$21.25
Shares forfeited	(3,936,317)	$20.79

Unvested balance at November 30, 2016	11,733,873	$21.74

(a) For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based, performance-based and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities of up to a maximum of 200%. The market-based awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the three months ended November 30, 2016 and 2015, the Company awarded approximately 1.0 million and 2.5 million time-based restricted stock units, respectively, 0.6 million and 1.3 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based stock units, respectively.

At November 30, 2016, there was $74.6 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2016, the Company’s five largest customers accounted for approximately 51% of its net revenue and 70 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following tables set forth operating segment information (in thousands):

	Three months ended
	November 30, 2016	November 30, 2015
Net revenue
EMS	$2,703,290	$2,724,414
DMS	2,401,608	2,483,563

	$5,104,898	$5,207,977

Segment income and reconciliation of income before income tax
EMS	$89,546	$83,266
DMS	119,994	165,222

Total segment income	$209,540	$248,488

Reconciling items:
Amortization of intangibles	8,322	7,840
Stock-based compensation expense and related charges	(291)	24,792
Restructuring and related charges	35,902	1,353
Other expense	4,680	1,765
Interest income	(2,455)	(2,064)
Interest expense	32,844	33,035

Income before income tax	$130,538	$181,767

	November 30, 2016	August 31, 2016
Total assets
EMS	$2,768,080	$2,615,237
DMS	5,010,360	5,012,798
Other non-allocated assets	2,765,406	2,694,642

	$10,543,846	$10,322,677

As of November 30, 2016, the Company operated in 28 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 92.3% and 92.1% of net revenue during the three months ended November 30, 2016 and 2015, respectively.

6. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at November 30, 2016 and August 31, 2016 are summarized below (in thousands):

	November 30, 2016	August 31, 2016
8.250% Senior Notes due 2018	$398,791	$398,552
5.625% Senior Notes due 2020	396,435	396,212
4.700% Senior Notes due 2022	496,205	496,041
4.900% Senior Notes due 2023	298,389	298,329
Borrowings under credit facilities	—	—
Borrowings under loans	493,234	502,210
Capital lease obligations	27,856	28,478

Total notes payable, long-term debt and capital lease obligations	2,110,910	2,119,822
Less current installments of notes payable, long-term debt and capital lease obligations	43,198	45,810

Notes payable, long-term debt and capital lease obligations, less current installments	$2,067,712	$2,074,012

The $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes, $500.0 million of 4.700% senior unsecured notes and $300.0 million of 4.900% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of the Company’s publicly traded debt, including the 8.250%, 5.625% and 4.700% senior notes, were approximately $431.4 million, $433.3 million and $514.5 million respectively, at November 30, 2016. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% senior notes, was approximately $306.1 million, at November 30, 2016. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximates fair value as interest rates on these instruments approximates current market rates.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2016 and 2015 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $2.3 billion and $1.9 billion of eligible trade accounts receivable during the three months ended November 30, 2016 and 2015, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $1.5 billion during the three months ended November 30, 2016 and 2015, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods) and a deferred purchase price receivable. At November 30, 2016 and 2015, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $765.6 million and $451.6 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.8 million and $1.0 million during the three months ended November 30, 2016 and 2015, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on August 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2017. The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on October 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months ended November 30, 2016 and 2015, the Company sold $0.9 billion and $1.4 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $0.9 billion and $1.4 billion during the three months ended November 30, 2016 and 2015, respectively. The resulting losses on the sales of trade accounts receivable during the three months ended November 30, 2016 and 2015 were approximately $1.2 million and $1.0 million, respectively, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

8. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2016 to November 30, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized (Loss) Gain on Available for Sale Securities	Total
Balance at August 31, 2016	$16,338	$7,784	$(43,587)	$941	$(21,353)	$(39,877)
Other comprehensive income (loss) before reclassifications	(23,619)	8,234	—	—	(1,250)	(16,635)
Amounts reclassified from AOCI	—	3,597	—	—	—	3,597

Other comprehensive (loss) income	(23,619)	11,831	—	—	(1,250)	(13,038)

Balance at November 30, 2016	$(7,281)	$19,615	$(43,587)	$941	$(22,603)	$(52,915)

The portion of AOCI reclassified into earnings during the three months ended November 30, 2016 for derivative instruments was primarily classified as a component of cost of revenue. The tax benefit (expense) on the derivative instruments component of AOCI, including reclassification adjustments, is not material for the three months ended November 30, 2016. There was no tax benefit (expense) on the foreign currency translation adjustment and the unrealized (loss) gain on available for sale securities components of AOCI, including reclassification adjustments, for the three months ended November 30, 2016.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months ended November 30, 2016 and 2015 (in thousands):

	Three months ended
	November 30, 2016	November 30, 2015
Service cost	$259	$222
Interest cost	746	1,268
Expected long-term return on plan assets	(1,129)	(1,463)
Recognized actuarial loss	476	266
Amortization of prior service cost	(34)	(35)

Net periodic benefit cost	$318	$258

During the three months ended November 30, 2016, the Company made contributions of approximately $0.7 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $2.6 million and $3.4 million to its funded pension plans during the fiscal year ended August 31, 2017.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $261.3 million and $323.3 million at November 30, 2016 and August 31, 2016, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2016 and August 31, 2017.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2016 and August 31, 2016, was $1.7 billion and $1.7 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2016, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	14,218	—	$14,218
Liabilities:
Forward foreign exchange contracts	—	(35,919)	—	(35,919)

Total	$—	(21,701)	—	$(21,701)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2016 and August 31, 2016 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at November 30, 2016	Fair Value at August 31, 2016	Balance Sheet Location	Fair Value at November 30, 2016	Fair Value at August 31, 2016
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,015	$420	Accrued expenses	$9,214	$1,986
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$13,203	$3,850	Accrued expenses	$26,705	$10,801

As of November 30, 2016 and August 31, 2016, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months ended November 30, 2016 and 2015. These amounts were not material and were recognized as components of cost of revenue.

b. Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the

Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months ended November 30, 2016 and 2015 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

During the fourth quarter of fiscal year 2016, the Company entered into forward starting swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The forward starting swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward starting swaps are scheduled to expire on March 15, 2018. If the anticipated debt issuance occurs before March 15, 2018, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward starting swap transactions are recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI.

During the fourth quarter of fiscal year 2016, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company will pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps are effective on September 30, 2016 and scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI.

12. Restructuring and Related Charges

2017 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors on September 15, 2016 (the “2017 Restructuring Plan”), the Company charged $34.1 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2016. The 2017 Restructuring Plan is intended to better align the Company’s global capacity and administrative support infrastructure in order to further optimize organizational effectiveness. This action includes headcount reductions across the Company’s Selling, General and Administrative cost base and capacity realignment in higher cost locations. The restructuring and related charges during the three months ended November 30, 2016 include cash costs of $17.9 million related to employee severance and benefit costs, $3.3 million related to lease costs and $0.2 million of other related costs, as well as non-cash costs of $12.7 million related to asset write-off costs.

The Company currently expects to recognize approximately $195.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2017 and 2018. Since the inception of the 2017 Restructuring Plan, a total of $34.1 million of restructuring and related costs have been recognized. Of the $34.1 million recognized to date, $5.5 million was allocated to the EMS segment, $11.5 million was allocated to the DMS segment and $17.1 million was not allocated to a segment. The charges related to the 2017 Restructuring Plan, excluding asset write-off costs, are currently expected to result in net cash expenditures of approximately $50.0 million that have been or will be payable over the course of the Company’s fiscal years 2017 and 2018. The remaining $160.9 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The table below set forth the significant components and activity in the 2017 Restructuring Plan during the three months ended November 30, 2016 (in thousands):

2017 Restructuring Plan – Three Months Ended November 30, 2016

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2016
Employee severance and benefit costs	$—	$17,896	$(15)	$(7,987)	$9,894
Lease costs	—	3,291	—	(767)	2,524
Asset write-off costs	—	12,640	(12,640)	—	—
Other related costs	—	235	—	(146)	89

Total	$—	$34,062	$(12,655)	$(8,900)	$12,507

The tables below set forth the significant components and activity in the 2017 Restructuring Plan by reportable segment during the three months ended November 30, 2016 (in thousands):

2017 Restructuring Plan – Three Months Ended November 30, 2016

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2016
EMS	$—	$5,521	$(5,070)	$(326)	$125
DMS	—	11,504	(7,577)	(1,144)	2,783
Other	—	17,037	(8)	(7,430)	9,599

Total	$—	$34,062	$(12,655)	$(8,900)	$12,507

2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $1.8 million and $1.4 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months ended November 30, 2016 and 2015, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. The restructuring and related charges during the three months ended November 30, 2016 and 2015 include cash costs of $1.5 million and $1.1 million related to employee severance and benefit costs, respectively, and $0.3 million and $0.3 million of other related costs, respectively.

The Company currently expects to recognize approximately $179.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013 through 2017 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $163.7 million of restructuring and related costs have been recognized. Of the $163.7 million recognized to date, $126.0 million was allocated to the EMS segment, $28.8 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013 through 2017. The remaining $15.3 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months ended November 30, 2016 and 2015 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2016

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2016
Employee severance and benefit costs	$17,266	$1,490	$(669)	$(2,883)	$15,204
Lease costs	21	—	—	—	21
Other related costs	740	350	(32)	(338)	720

Total	$18,027	$1,840	$(701)	$(3,221)	$15,945

2013 Restructuring Plan – Three Months Ended November 30, 2015

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2015
Employee severance and benefit costs	$30,047	$1,078	$(1,396)	$(8,954)	$20,775
Lease costs	64	—	—	—	64
Other related costs	846	275	(49)	(216)	856

Total	$30,957	$1,353	$(1,445)	$(9,170)	$21,695

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months ended November 30, 2016 and 2015 (in thousands):

2013 Restructuring Plan – Three Months Ended November 30, 2016

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2016
EMS	$17,338	$1,840	$(689)	$(3,101)	$15,388
DMS	689	—	(12)	(120)	557
Other	—	—	—	—	—

Total	$18,027	$1,840	$(701)	$(3,221)	$15,945

2013 Restructuring Plan – Three Months Ended November 30, 2015

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2015
EMS	$28,834	$1,236	$(1,426)	$(8,565)	$20,079
DMS	1,960	236	(19)	(561)	1,616
Other	163	(119)	—	(44)	—

Total	$30,957	$1,353	$(1,445)	$(9,170)	$21,695

13. Business Acquisitions

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

14. New Accounting Guidance

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

During the second quarter of fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and must be adopted using a modified retrospective approach. The adoption of this standard will impact the Company’s condensed consolidated balance sheet. The Company is currently assessing any other impacts this new standard will have on its Condensed Consolidated Financial Statements.

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

During the fourth quarter of fiscal year 2016, the FASB issued a new accounting standard to address the presentation of certain transactions within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.

During the first quarter of fiscal year 2017, the FASB issued a new accounting standard to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.

15. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months ended November 30, 2016 and 2015 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (c) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through fiscal year 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

16. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter of fiscal year 2017 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this document, as well as the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Based on net revenue, for the three months ended November 30, 2016, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico S.A., LM Ericsson Telephone Company, NetApp, Inc., Sony Mobile Communications, Inc., Valeo S.A. and Zebra Technologies Corporation. For the three months ended November 30, 2016, we had net revenues of approximately $5.1 billion and net income attributable to Jabil Circuit, Inc. of approximately $88.0 million.

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

Summary of Results

The following table sets forth, for the three months ended November 30, 2016 and 2015, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2016	November 30, 2015
Net revenue	$5,104,898	$5,207,977
Gross profit	$431,506	$483,535
Operating income	$165,607	$214,503
Net income attributable to Jabil Circuit, Inc.	$88,027	$131,885
Net earnings per share – basic	$0.48	$0.69
Net earnings per share – diluted	$0.47	$0.68
Cash dividend per share – declared	$0.08	$0.08

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016
Sales cycle	1 day	3 days	7 days	13 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	27 days	28 days	27 days	30 days
Days in inventory	48 days	54 days	52 days	51 days
Days in accounts payable	74 days	79 days	72 days	68 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2016, days in accounts receivable decreased 1 day as compared to the prior sequential quarter primarily due to the timing of sales and cash collection efforts during the quarter. During the three months ended November 30, 2016, days in inventory decreased 6 days as compared to the prior sequential quarter due to increased sales activity during the quarter. During the three months ended November 30, 2016, days in accounts payable decreased 5 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended November 30, 2016, inventory turns, on an annualized basis, remained consistent with the prior sequential quarter. The changes in the sales cycle during the three months ended November 30, 2016, are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

Recent Accounting Pronouncements

See Note 14 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months ended November 30, 2016 and 2015, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2016	November 30, 2015
Net revenue	100.0%	100.0%
Cost of revenue	91.5	90.7

Gross profit	8.5	9.3
Operating expenses:
Selling, general and administrative	4.2	4.8
Research and development	0.2	0.2
Amortization of intangibles	0.2	0.2
Restructuring and related charges	0.7	0.0

Operating income	3.2	4.1
Other expense	0.1	0.0
Interest income	(0.1)	(0.0)
Interest expense	0.6	0.6

Income before income tax	2.6	3.5
Income tax expense	0.9	1.0

Net income	1.7	2.5
Net income attributable to noncontrolling interests, net of tax	(0.0)	0.0

Net income attributable to Jabil Circuit, Inc.	1.7%	2.5%

The Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

Net Revenue. Net revenue decreased 2.0% to $5.1 billion during the three months ended November 30, 2016, compared to $5.2 billion during the three months ended November 30, 2015. Specifically, the DMS segment revenues decreased 3% due to a 10% decrease in revenues from customers within our mobility business due to weakened end user product demand, partially offset by a 5% increase in revenues due to new business from existing customers in our consumer lifestyles and wearable technologies business and a 2% increase in revenues due to new business from existing customers in our healthcare business. EMS segment revenues decreased 1% due to a mix of increases and decreases spread across various industries within the EMS segment.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary and other conditions, such as the less than anticipated product demand that we experienced within our DMS segment that impacted our prior year second, third and fourth fiscal quarters; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2016	November 30, 2015
EMS	53%	52%
DMS	47%	48%

Total	100%	100%

Foreign source revenue represented 92.3% of our net revenue for the three months ended November 30, 2016 and 92.1% of net revenue for the three months ended November 30, 2015. We currently expect our foreign source revenue to decrease slightly as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit decreased to $431.5 million (8.5% of net revenue) during the three months ended November 30, 2016, compared to $483.5 million (9.3% of net revenue) during the three months ended November 30, 2015 primarily due to revenues from existing customers in our DMS segment within the mobility business decreasing at a higher rate than certain of our fixed costs.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $214.1 million (4.2% of net revenue) during the three months ended November 30, 2016, compared to $251.5 million (4.8% of net revenue) during the three months ended November 30, 2015. Selling, general and administrative expenses decreased during the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 primarily as a result of a $21.0 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The remaining decrease was primarily driven by salary and salary related expenses and other costs.

Research and Development. Research and development expenses remained relatively consistent at $7.6 million (0.2% of net revenue) during the three months ended November 30, 2016, compared to $8.3 million (0.2% of net revenue) during the three months ended November 30, 2015.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent at $8.3 million during the three months ended November 30, 2016, compared to $7.8 million during the three months ended November 30, 2015.

Restructuring and Related Charges.

2017 Restructuring Plan

In conjunction with the 2017 Restructuring Plan, we charged $34.1 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months ended November 30, 2016. The restructuring and related charges during the three months ended November 30, 2016 include cash costs of $17.9 million related to employee severance and benefit costs, $3.3 million related to lease costs and $0.2 million of other related costs, respectively, as well as non-cash costs of $12.7 million related to asset write-off costs.

Upon its completion, the 2017 Restructuring Plan is expected to yield annualized cost savings in the range of $70.0 million to $90.0 million. The annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. We currently expect to begin to realize a portion of these costs savings in the second quarter of fiscal year 2017, and we are still evaluating any cost savings offsets.

2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $1.8 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months ended November 30, 2016 compared to $1.4 million during the three months ended November 30, 2015. The restructuring and related charges during the three months ended November 30, 2016 and 2015 include cash costs of $1.5 million and $1.1 million related to employee severance and benefit costs, respectively and $0.3 million and $0.3 million of other related costs, respectively.

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

For further discussion of restructuring and related charges related to the 2017 and 2013 Restructuring Plan, refer to Note 12 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income remained relatively consistent at $2.5 million during the three months ended November 30, 2016, compared to $2.1 million during the three months ended November 30, 2015.

Interest Expense. Interest expense remained relatively consistent at $32.8 million during the three months ended November 30, 2016, compared to $33.0 million during the three months ended November 30, 2015.

Other Expense. Other expense increased to $4.7 million for the three months ended November 30, 2016 compared to $1.8 million for the three months ended November 30, 2015. The increase is primarily due to an increase in fees associated with the asset-backed securitization programs and a loss associated with a cost method investment.

Income Tax Expense. Income tax expense reflects an effective tax rate of 33.6% for the three months ended November 30, 2016, compared to an effective tax rate of 27.4% for the three months ended November 30, 2015.

The effective tax rate for the three months ended November 30, 2016 increased from the effective tax rate for the three months ended November 30, 2015 primarily due to the decrease in income in low tax-rate jurisdictions and the increase in losses in tax jurisdictions with existing valuation allowances during fiscal year 2017.

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

We determine the tax effect of the items excluded from “core” earnings and “core” basic and diluted earnings per share based upon evaluation of the statutory tax treatment and the applicable tax rate of the jurisdiction in which the pre-tax items were incurred, and for which realization of the resulting tax benefit, if any, is expected. In certain jurisdictions where we do not expect to realize a tax benefit (due to a history of operating losses or other factors resulting in a valuation allowance related to deferred tax assets), a 0% tax rate is applied.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30, 2016	November 30, 2015
Operating income (U.S. GAAP)	$165,607	$214,503
Amortization of intangibles	8,322	7,840
Stock-based compensation expense and related charges	(291)	24,792
Restructuring and related charges	35,902	1,353

Core operating income (Non-U.S. GAAP)	$209,540	$248,488

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$88,027	$131,885
Amortization of intangibles	8,322	7,840
Stock-based compensation expense and related charges	(291)	24,792
Restructuring and related charges	35,902	1,353
Adjustments for taxes	(2,325)	(987)

Core earnings (Non-U.S. GAAP)	$129,635	$164,883

Earnings per share (U.S. GAAP):
Basic	$0.48	$0.69

Diluted	$0.47	$0.68

Core earnings per share (Non-U.S. GAAP):
Basic	$0.70	$0.87

Diluted	$0.69	$0.85

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	185,292	190,355

Diluted	187,856	193,243

Core operating income decreased 15.7% to $209.5 million during the three months ended November 30, 2016, compared to $248.5 million during the three months ended November 30, 2015. Core earnings decreased 21.4% to $129.6 million during the three months ended November 30, 2016, compared to $164.9 million during the three months ended November 30, 2015. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015.”

Acquisitions and Expansion

As discussed in Note 13 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed three acquisitions during the fiscal year ended August 31, 2016. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.

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

Liquidity and Capital Resources

At November 30, 2016, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the three months ended November 30, 2016 and 2015 (in thousands):

	Three months ended
	November 30, 2016	November 30, 2015
Net cash provided by operating activities	$151,940	$145,491
Net cash used in investing activities	(164,427)	(344,132)
Net cash (used in) provided by financing activities	(148,494)	414,128
Effect of exchange rate changes on cash and cash equivalents	(3,663)	894

Net (decrease) increase in cash and cash equivalents	$(164,644)	$216,381

Net cash provided by operating activities during the three months ended November 30, 2016 was approximately $151.9 million. This resulted primarily from net income of $86.7 million, $188.9 million in non-cash depreciation and amortization expense, a $170.9 million increase in accounts receivable, $32.5 million increase in inventories and $(0.3) million of recognized stock-based compensation expense and related charges; coupled with a $218.4 million increase in prepaid expenses and other current assets and a $332.9 million increase in accounts payable, accrued expenses and other liabilities. The increase in accounts receivable is primarily driven by the timing of sales and collections activity coupled with higher sales. The increase in inventories was primarily to support expected revenue levels in the second quarter of fiscal year 2017. The increase in prepaid expenses and other current assets was primarily due to increases in the deferred purchase price receivable under our asset-backed securitization programs due to an increase in receivables sold and the timing of cash collections, partially offset by a decrease in the value added tax receivables. The increase in accounts payable, accrued expenses and other liabilities was primarily driven by the timing of purchases and cash payments and fluctuations in materials purchases across multiple segments and divisions.

Net cash used in investing activities during the three months ended November 30, 2016 was $164.4 million. This consisted primarily of capital expenditures of $163.9 million principally to support ongoing business in the DMS and EMS segments.

Net cash used in financing activities during the three months ended November 30, 2016 was $148.5 million. This resulted from our receipt of approximately $1.7 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $1.5 billion of borrowings under the Revolving Credit Facility and $173.0 million under credit facilities with foreign subsidiaries. This was offset by repayments in an aggregate amount of approximately $1.7 billion, which primarily included an aggregate of $1.5 billion of repayments under the Revolving Credit Facility and $173.0 million under credit facilities with foreign subsidiaries. In addition, during the three months ended November 30, 2016 we paid $114.2 million, including commissions, to repurchase 5,280,210 of our common shares, we paid $16.1 million in dividends to stockholders and we paid $9.1 million (the equivalent of 428,623 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $9.1 million of employee-owned common stock related to this vesting).

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

In connection with our asset-backed securitization programs, at November 30, 2016, we sold $1.2 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $456.7 million and a deferred purchase price receivable. At November 30, 2016, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $765.6 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale programs with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire August 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $150.0 million trade accounts receivable sale program is an uncommitted facility that is subject to expiration on August 31, 2017. The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on October 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended each year until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months ended November 30, 2016, we sold $0.9 billion of trade accounts receivable under these programs and we received cash proceeds of $0.9 billion.

Notes payable, long-term debt and capital lease obligations outstanding at November 30, 2016 and August 31, 2016 are summarized below (in thousands):

	November 30, 2016	August 31, 2016
8.250% Senior Notes due 2018	398,791	398,552
5.625% Senior Notes due 2020	396,435	396,212
4.700% Senior Notes due 2022	496,205	496,041
4.900% Senior Notes due 2023	298,389	298,329
Borrowings under credit facilities	—	—
Borrowings under loans	493,234	502,210
Capital lease obligations	27,856	28,478

Total notes payable, long-term debt and capital lease obligations	2,110,910	2,119,822
Less current installments of notes payable, long-term debt and capital lease obligations	43,198	45,810

Notes payable, long-term debt and capital lease obligations, less current installments	$2,067,712	$2,074,012

At November 30, 2016 and August 31, 2016, we were in compliance with all covenants under our debt agreements and our asset-backed securitization programs.

Uses

At November 30, 2016, we had approximately $747.4 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $589.7 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

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

In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. During the first quarter of fiscal year 2017, we repurchased 5.3 million shares, utilizing a total of $114.1 million of the $400.0 million authorized by our Board of Directors.

On October 20, 2016, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2016. Of the total cash dividend declared on October 20, 2016 of $15.2 million, $14.7 million was paid on December 1, 2016. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; and pension and postretirement contributions and payments as of November 30, 2016 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations	$2,110,910	$43,198	$501,632	$749,730	$816,350
Future interest on notes payable, long-term debt and capital lease obligations (a)	423,970	106,328	155,914	109,752	51,976
Operating lease obligations	540,869	102,611	155,332	111,685	171,241
Non-cancelable purchase order obligations (b)	102,492	90,366	12,126	—	—
Pension and postretirement contributions and payments (c)	9,094	3,523	856	1,188	3,527

Total contractual cash obligations (d)	$3,187,335	$346,026	$825,860	$972,355	$1,043,094

(a)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these expected future interest payments.
(b)	Consists of purchase commitments entered into as of November 30, 2016 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(c)	Includes the estimated company contributions to funded pension plans for the annualized nine month period following the first quarter of fiscal year 2017 and the expected benefit payments for unfunded pension and postretirement plans through 2026. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded when paid.
(d)	At November 30, 2016, we have $2.4 million and $89.2 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At November 30, 2016, except for certain foreign currency contracts with a notional amount outstanding of $261.3 million and a fair value of $1.0 million recorded in prepaid expenses and other current assets and $9.2 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at November 30, 2016 that are not designated as accounting hedges was $1.7 billion. The fair values of these contracts amounted to a $13.2 million asset recorded in prepaid expenses and other current assets and a $26.7 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with nine months being the maximum term of the contracts outstanding at November 30, 2016. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars, South African rand, Swedish krona, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of November 30, 2016, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2016, there were no significant outstanding investments.

During the fourth quarter of fiscal year 2016, we entered into forward starting swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The forward starting swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward starting swaps are scheduled to expire on March 15, 2018. If the anticipated debt issuance occurs before March 15, 2018, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward starting swap transactions are recorded on our Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (“AOCI”).

During the fourth quarter of fiscal year 2016, we entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, we will pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps are effective on September 30, 2016 and scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded on our Condensed Consolidated Balance Sheets as a component of AOCI.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $475.0 million in borrowings outstanding under these facilities at November 30, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2016. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2016, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
September 1, 2016 – September 30, 2016	804,876	$21.72	804,541	$288,850,188
October 1, 2016 – October 31, 2016	3,510,836	$21.70	3,083,135	$221,753,302
November 1, 2016 – November 30, 2016	1,393,121	$21.17	1,392,534	$192,266,237

Total	5,708,833	$21.58	5,280,210	$192,266,237

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. During the first quarter of fiscal year 2017, we repurchased 5.3 million shares, utilizing a total of $114.1 million of the $400.0 million authorized by our Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) for the fiscal quarter ended May 31, 2015.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

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

JABIL CIRCUIT, INC. Registrant

Date: January 9, 2017	By:	/S/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: January 9, 2017	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.