Form 10-Q
period 2017-02-28
JABIL CIRCUIT INC
filed 2017-04-05
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

As of March 27, 2017, there were 182,290,457 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 28, 2017 (Unaudited)	August 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$755,098	$912,059
Accounts receivable, net of allowance for doubtful accounts of $12,635 at February 28, 2017 and $11,094 at August 31, 2016	1,433,676	1,359,610
Inventories	2,498,137	2,456,612
Prepaid expenses and other current assets	949,610	1,120,100

Total current assets	5,636,521	5,848,381
Property, plant and equipment, net of accumulated depreciation of $2,904,556 at February 28, 2017 and $2,721,972 at August 31, 2016	3,177,728	3,331,879
Goodwill	591,682	594,773
Intangible assets, net of accumulated amortization of $249,618 at February 28, 2017 and $232,618 at August 31, 2016	285,414	296,954
Deferred income taxes	175,300	148,859
Other assets	148,183	101,831

Total assets	$10,014,828	$10,322,677

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$47,324	$45,810
Accounts payable	3,301,826	3,593,195
Accrued expenses	1,952,056	1,929,051

Total current liabilities	5,301,206	5,568,056
Notes payable, long-term debt and capital lease obligations, less current installments	2,055,545	2,074,012
Other liabilities	85,301	78,018
Income tax liabilities	96,080	90,804
Deferred income taxes	49,598	54,290

Total liabilities	7,587,730	7,865,180

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 252,553,308 and 249,763,699 shares issued and 182,349,673 and 186,998,472 shares outstanding at February 28, 2017 and August 31, 2016, respectively	253	250
Additional paid-in capital	2,060,742	2,034,525
Retained earnings	1,738,823	1,660,820
Accumulated other comprehensive loss	(8,679)	(39,877)
Treasury stock at cost, 70,203,635 and 62,765,227 shares at February 28, 2017 and August 31, 2016, respectively	(1,379,831)	(1,217,547)

Total Jabil Circuit, Inc. stockholders’ equity	2,411,308	2,438,171
Noncontrolling interests	15,790	19,326

Total equity	2,427,098	2,457,497

Total liabilities and equity	$10,014,828	$10,322,677

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net revenue	$4,445,637	$4,403,594	$9,550,535	$9,611,571
Cost of revenue	4,083,733	4,004,161	8,757,125	8,728,603

Gross profit	361,904	399,433	793,410	882,968
Operating expenses:
Selling, general and administrative	217,943	224,905	431,995	476,451
Research and development	7,085	8,465	14,708	16,757
Amortization of intangibles	8,766	8,599	17,088	16,439
Restructuring and related charges	44,927	2,535	80,829	3,888

Operating income	83,183	154,929	248,790	369,433
Other expense	3,371	2,167	8,051	3,933
Interest income	(2,289)	(2,287)	(4,744)	(4,351)
Interest expense	33,800	34,262	66,644	67,297

Income before income tax	48,301	120,787	178,839	302,554
Income tax expense	28,177	42,354	72,014	92,206

Net income	20,124	78,433	106,825	210,348
Net loss attributable to noncontrolling interests, net of tax	(541)	(497)	(1,867)	(467)

Net income attributable to Jabil Circuit, Inc.	$20,665	$78,930	$108,692	$210,815

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.
Basic	$0.11	$0.41	$0.59	$1.11

Diluted	$0.11	$0.41	$0.58	$1.09

Weighted average shares outstanding:
Basic	182,632	190,957	183,970	190,656

Diluted	185,010	193,294	186,463	193,429

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$20,124	$78,433	$106,825	$210,348
Other comprehensive income:
Foreign currency translation adjustment	27,123	(3,625)	3,504	(24,167)
Changes in fair value of derivative instruments, net of tax	2,423	(12,904)	10,656	(13,813)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	7,797	11,886	11,394	22,950
Unrealized gain (loss) on available for sale securities	6,893	(4,836)	5,644	(3,127)

Total other comprehensive income (loss)	44,236	(9,479)	31,198	(18,157)

Comprehensive income	$64,360	$68,954	$138,023	$192,191
Comprehensive loss attributable to noncontrolling interests	(541)	(497)	(1,867)	(467)

Comprehensive income attributable to Jabil Circuit, Inc.	$64,901	$69,451	$139,890	$192,658

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2016	186,998,472	$250	$2,034,525	$1,660,820	$(39,877)	$(1,217,547)	$19,326	$2,457,497
Shares issued upon exercise of stock options	38,707	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	710,761	1	11,250	—	—	—	—	11,251
Vesting of restricted stock awards	2,040,141	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(499,803)	—	—	—	—	(10,796)	—	(10,796)
Treasury shares purchased	(6,938,605)	—	—	—	—	(151,488)	—	(151,488)
Recognition of stock- based compensation	—	—	14,969	—	—	—	—	14,969
Declared dividends	—	—	—	(30,689)	—	—	—	(30,689)
Comprehensive income	—	—	—	108,692	31,198	—	(1,867)	138,023
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(169)	(169)

Balance at February 28, 2017	182,349,673	253	$2,060,742	$1,738,823	$(8,679)	$(1,379,831)	$15,790	$2,427,098

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$106,825	$210,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380,317	329,301
Restructuring and related charges	46,775	—
Recognition of stock-based compensation expense and related charges	15,027	45,060
Deferred income taxes	(31,680)	(22,940)
Loss on sale of property, plant and equipment	852	11,633
Other, net	8,831	4,334
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(77,649)	20,027
Inventories	(19,521)	223,140
Prepaid expenses and other current assets	145,527	(17,010)
Other assets	(41,971)	(3,486)
Accounts payable, accrued expenses and other liabilities	(187,130)	(727,749)

Net cash provided by operating activities	346,203	72,658

Cash flows from investing activities:
Acquisition of property, plant and equipment	(320,674)	(456,028)
Proceeds from sale of property, plant and equipment	18,963	7,196
Cash paid for business and intangible asset acquisitions, net of cash	(5,256)	(206,670)
Issuance of notes receivable	—	(28,500)
Other, net	(1,360)	(5,250)

Net cash used in investing activities	(308,327)	(689,252)

Cash flows from financing activities:
Borrowings under debt agreements	3,453,390	3,404,241
Payments toward debt agreements	(3,471,329)	(2,726,027)
Payments to acquire treasury stock	(151,488)	(54,567)
Dividends paid to stockholders	(30,940)	(31,795)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	11,250	10,660
Treasury stock minimum tax withholding related to vesting of restricted stock	(10,796)	(10,329)
Other, net	(1,499)	(1,500)

Net cash (used in) provided by financing activities	(201,412)	590,683

Effect of exchange rate changes on cash and cash equivalents	6,575	(4,834)

Net decrease in cash and cash equivalents	(156,961)	(30,745)
Cash and cash equivalents at beginning of period	912,059	913,963

Cash and cash equivalents at end of period	$755,098	$883,218

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2016. Results for the six months ended February 28, 2017 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2017.

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

For the three months and six months ended February 28, 2017, 3,130 and 499,243 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and six months ended February 29, 2016, 2,157,753 and 1,823,162 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 28, 2017 and February 29, 2016 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
	January 26, 2017	$0.08	$15,051	February 15, 2017	March 1, 2017
Fiscal Year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	$0.08	$15,947	February 16, 2016	March 1, 2016

3. Inventories

Inventories consist of the following (in thousands):

	February 28, 2017	August 31, 2016
Raw materials	$1,458,375	$1,302,481
Work in process	658,689	675,867
Finished goods	424,557	510,485
Reserve for inventory obsolescence	(43,484)	(32,221)

Total inventories, net	$2,498,137	$2,456,612

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $15.3 million and $15.0 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2017, respectively. During the first quarter of fiscal year 2017, the Company recorded a $21.0 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.2 million and $0.3 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for three months and six months ended February 28, 2017, respectively. The Company recorded $20.3 million and $45.1 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2016, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $0.6 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2016, respectively.

Certain key employees have been granted time-based, performance-based and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities of up to a maximum of 200%. The market-based awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. During the six months ended February 28, 2017 and February 29, 2016, the Company awarded approximately 1.8 million and 2.6 million time-based restricted stock units, respectively, 0.6 million and 1.3 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based stock units, respectively.

At February 28, 2017, there was $76.1 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2017, the Company’s five largest customers accounted for approximately 48% of its net revenue and 76 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of two segments – EMS and DMS, which are also the Company’s reportable segments. The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment includes customers primarily in the automotive and transportation, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. The DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. The DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

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

The following tables set forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net revenue
EMS	$2,682,811	$2,657,262	$5,386,100	$5,381,676
DMS	1,762,826	1,746,332	4,164,435	4,229,895

	$4,445,637	$4,403,594	$9,550,535	$9,611,571

Segment income and reconciliation of income before income tax
EMS	$98,089	$84,692	$187,635	$167,957
DMS	54,105	101,639	174,099	266,863

Total segment income	$152,194	$186,331	$361,734	$434,820

Reconciling items:
Amortization of intangibles	8,766	8,599	17,088	16,439
Stock-based compensation expense and related charges	15,318	20,268	15,027	45,060
Restructuring and related charges	44,927	2,535	80,829	3,888
Other expense	3,371	2,167	8,051	3,933
Interest income	(2,289)	(2,287)	(4,744)	(4,351)
Interest expense	33,800	34,262	66,644	67,297

Income before income tax	$48,301	$120,787	$178,839	$302,554

	February 28, 2017	August 31, 2016
Total assets
EMS	$2,797,581	$2,615,237
DMS	4,773,662	5,012,798
Other non-allocated assets	2,443,585	2,694,642

	$10,014,828	$10,322,677

As of February 28, 2017, the Company operated in 28 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 90.9% and 91.7% of net revenue during the three months and six months ended February 28, 2017, respectively, compared to 90.3% and 91.3% of net revenue during the three months and six months ended February 29, 2016, respectively.

6. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at February 28, 2017 and August 31, 2016 are summarized below (in thousands):

	February 28,	August 31,
	2017	2016
8.250% Senior Notes due 2018	$399,029	$398,552
5.625% Senior Notes due 2020	396,658	396,212
4.700% Senior Notes due 2022	496,369	496,041
4.900% Senior Notes due 2023	298,450	298,329
Borrowings under loans	484,801	502,210
Capital lease obligations	27,562	28,478

Total notes payable, long-term debt and capital lease obligations	2,102,869	2,119,822
Less current installments of notes payable, long-term debt and capital lease obligations	47,324	45,810

Notes payable, long-term debt and capital lease obligations, less current installments	$2,055,545	$2,074,012

The $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes, $500.0 million of 4.700% senior unsecured notes and $300.0 million of 4.900% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs. The estimated fair values of the Company’s publicly traded debt, including the 8.250%, 5.625% and 4.700% senior notes, were approximately $425.6 million, $433.4 million and $524.6 million respectively, at February 28, 2017. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% senior notes, was approximately $307.9 million, at February 28, 2017. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximates fair value as interest rates on these instruments approximates current market rates.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and four uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 28, 2017 and February 29, 2016 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable, at a discount, under its North American asset-backed securitization program, currently scheduled to expire on October 20, 2017, and its foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $200.0 million and $400.0 million for the North American and foreign asset-backed securitization programs, respectively, are available at any one time. The foreign asset-backed securitization program was amended to increase the facility limit from $275.0 million to $400.0 million, effective February 13, 2017.

In connection with the asset-backed securitization programs, the Company sold $2.2 billion and $4.5 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2017, respectively. In exchange, the Company received cash proceeds of $1.7 billion and $4.0 billion during the three months and six months ended February 28, 2017, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods) and a deferred purchase price receivable. The Company sold $1.9 billion and $3.8 billion of eligible trade accounts receivable during the three months and six months ended February 29, 2016, respectively. In exchange, the Company received cash proceeds of $1.4 billion and $3.4 billion during the three months and six months ended February 29, 2016, respectively, (of which approximately $3.0 million represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At February 28, 2017 and February 29, 2016, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $467.2 million and $437.7 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $2.3 million and $4.1 million during the three months and six months ended February 28, 2017, respectively, and approximately $1.2 million and $2.2 million during the three months and six months ended February 29, 2016, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Sale Programs

In connection with four separate trade accounts receivable sale programs with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million, 800.0 million Chinese yuan renminbi (“CNY”) and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that will expire on August 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $150.0 million trade accounts receivable sale program is an uncommitted facility that will expire on August 31, 2017 unless renewed. The 800.0 million CNY trade accounts receivable sale program is an uncommitted facility that was entered into on February 15, 2017 and is scheduled to expire on February 15, 2018 unless renewed. The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on October 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months and six months ended February 28, 2017, the Company sold $0.7 billion and $1.7 billion of trade accounts receivable under these programs, respectively, compared to $0.9 billion and $2.3 billion during the three months and six months ended February 29, 2016, respectively. In exchange, the Company received cash proceeds of $0.7 billion and $1.7 billion during the three months and six months ended February 28, 2017, respectively, compared to $0.9 billion and $2.3 billion during the three months and six months ended February 29, 2016, respectively. The resulting losses on the sales of trade accounts receivable were approximately $1.4 million and $2.6 million during the three months and six months ended February 28, 2017, respectively, compared to approximately $1.0 million and $2.0 million during the three months and six months ended February 29, 2016, respectively, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

8. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2016 to February 28, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Unrealized (Loss) Gain on Available for Sale Securities	Total
Balance at August 31, 2016	$16,338	$7,784	$(43,587)	$941	$(21,353)	$(39,877)
Other comprehensive income (loss) before reclassifications	(2,365)	10,656	—	—	5,644	13,935
Amounts reclassified from AOCI	5,869	11,394	—	—	—	17,263

Other comprehensive income	3,504	22,050	—	—	5,644	31,198

Balance at February 28, 2017	$19,842	$29,834	$(43,587)	$941	$(15,709)	$(8,679)

The portion of AOCI reclassified into earnings during the six months ended February 28, 2017 for foreign currency translation adjustments was not material. The portion of AOCI reclassified into earnings during the six months ended February 28, 2017 for derivative instruments was primarily classified as a component of cost of revenue. The tax benefit (expense) on the derivative instruments component of AOCI, including reclassification adjustments, is not material for the three months and six months ended February 28, 2017. There was no tax benefit (expense) on the foreign currency translation adjustment and the unrealized (loss) gain on available for sale securities components of AOCI, including reclassification adjustments, for the three months and six months ended February 28, 2017.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and six months ended February 28, 2017 and February 29, 2016 (in thousands):

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Service cost	$253	$218	$512	$440
Interest cost	732	1,217	1,478	2,485
Expected long-term return on plan assets	(1,109)	(1,397)	(2,238)	(2,860)
Recognized actuarial loss	467	260	943	526
Amortization of prior service credit	(33)	(34)	(67)	(69)

Net periodic benefit cost	$310	$264	$628	$522

During the six months ended February 28, 2017, the Company made contributions of approximately $1.5 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $2.6 million and $3.4 million to its funded pension plans during the fiscal year ended August 31, 2017.

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

The Company disagrees with the proposed adjustments and intends to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material adverse effect on the Company’s results of operations and financial condition.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $207.7 million and $323.3 million at February 28, 2017 and August 31, 2016, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2017 and November 30, 2017.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 28, 2017 and August 31, 2016, was $1.6 billion and $1.7 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 28, 2017, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	11,503	—	$11,503
Liabilities:
Forward foreign exchange contracts	—	(9,945)	—	(9,945)

Total	$—	1,558	—	$1,558

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 28, 2017 and August 31, 2016 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at February 28, 2017	Fair Value at August 31, 2016	Balance Sheet Location	Fair Value at February 28, 2017	Fair Value at August 31, 2016
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,916	$420	Accrued expenses	$2,012	$1,986
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$8,587	$3,850	Accrued expenses	$7,933	$10,801

As of February 28, 2017 and August 31, 2016, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months and six months ended February 28, 2017 and February 29, 2016. These amounts were not material and were recognized as components of cost of revenue.

b. Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months and six months ended February 28, 2017 and February 29, 2016 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

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

During the fourth quarter of fiscal year 2016, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company will pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on September 30, 2016 and are scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI.

12. Restructuring and Related Charges

a. 2017 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors on September 15, 2016 (the “2017 Restructuring Plan”), the Company charged $43.4 million and $77.5 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2017, respectively. The 2017 Restructuring Plan is intended to better align the Company’s global capacity and administrative support infrastructure in order to further optimize organizational effectiveness. This action includes headcount reductions across the Company’s Selling, General and Administrative cost base and capacity realignment in higher cost locations. The restructuring and related charges during the three months and six months ended February 28, 2017 include cash costs of $8.1 million and $26.0 million related to employee severance and benefit costs, respectively, $1.1 million and $4.5 million related to lease costs, respectively, $0.1 million and $0.3 million of other related costs, respectively, as well as non-cash costs of $34.1 million and $46.7 million related to asset write-off costs, respectively.

The Company currently expects to recognize approximately $195.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2017 and 2018. The restructuring and related charges are expected to include $55.0 million to $75.0 million of employee severance and benefit costs; $110.0 million to $130.0 million of asset write-off costs; and $10.0 million of contract termination costs and other related costs. Since the inception of the 2017 Restructuring Plan, a total of $77.5 million of restructuring and related costs have been recognized. Of the $77.5 million recognized to date, $8.1 million was allocated to the EMS segment, $48.0 million was allocated to the DMS segment and $21.4 million was not allocated to a segment. The remaining $117.5 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2017 Restructuring Plan during the three months and six months ended February 28, 2017 (in thousands):

2017 Restructuring Plan – Three Months Ended February 28, 2017

	Liability Balance at November 30, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
Employee severance and benefit costs	$9,894	$8,090	$15	$(7,662)	$10,337
Lease costs	2,524	1,158	—	(110)	3,572
Asset write-off costs	—	34,065	(34,065)	—	—
Other related costs	89	104	—	(143)	50

Total	$12,507	$43,417	$(34,050)	$(7,915)	$13,959

2017 Restructuring Plan – Six Months Ended February 28, 2017

	Liability Balance at August 31,2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
Employee severance and benefit costs	$—	$25,986	$—	$(15,649)	$10,337
Lease costs	—	4,449	—	(877)	3,572
Asset write-off costs	—	46,705	(46,705)	—	—
Other related costs	—	339	—	(289)	50

Total	$—	$77,479	$(46,705)	$(16,815)	$13,959

The tables below set forth the significant components and activity in the 2017 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2017 (in thousands):

2017 Restructuring Plan – Three Months Ended February 28, 2017

	Liability Balance at November 30, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
EMS	$125	$2,536	$(1,653)	$(537)	$471
DMS	2,783	36,502	(32,172)	(3,474)	3,639
Other	9,599	4,379	(225)	(3,904)	9,849

Total	$12,507	$43,417	$(34,050)	$(7,915)	$13,959

2017 Restructuring Plan – Six Months Ended February 28, 2017

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
EMS	$—	$8,057	$(6,723)	$(863)	$471
DMS	—	48,006	(39,749)	(4,618)	3,639
Other	—	21,416	(233)	(11,334)	9,849

Total	$—	$77,479	$(46,705)	$(16,815)	$13,959

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $1.5 million and $3.3 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and six months ended February 28, 2017, respectively, compared to $2.5 million and $3.9 million during the three months and six months ended February 29, 2016, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. The restructuring and related charges during the three months and six months ended February 28, 2017 include cash costs of $1.0 million and $2.4 million related to employee severance and benefit costs, respectively, and $0.4 million and $0.8 million of other related costs, respectively, as well as non-cash costs of $0.1 million and $0.1 million related to asset write-off costs, respectively. The restructuring and related charges during the three months and six months ended February 29, 2016 include cash costs of $2.5 million and $3.6 million related to employee severance and benefit costs, respectively, and $0.0 million and $0.3 million of other related costs, respectively.

The Company currently expects to recognize approximately $179.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013 through 2017 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $165.2 million of restructuring and related costs have been recognized. Of the $165.2 million recognized to date, $127.4 million was allocated to the EMS segment, $28.9 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013 through 2017. The remaining $13.8 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and six months ended February 28, 2017 and February 29, 2016 (in thousands):

2013 Restructuring Plan – Three Months Ended February 28, 2017

	Liability Balance at November 30, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
Employee severance and benefit costs	$15,204	$1,007	$(53)	$(4,402)	$11,756
Lease costs	21	—	—	—	21
Asset write-off costs	—	70	(70)	—	—
Other related costs	720	433	(3)	(321)	829

Total	$15,945	$1,510	$(126)	$(4,723)	$12,606

2013 Restructuring Plan – Six Months Ended February 28, 2017
	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
Employee severance and benefit costs	$17,266	$2,497	$(722)	$(7,285)	$11,756
Lease costs	21	—	—	—	21
Asset write-off costs	—	70	(70)	—	—
Other related costs	740	783	(35)	(659)	829

Total	$18,027	$3,350	$(827)	$(7,944)	$12,606

2013 Restructuring Plan – Three Months Ended February 29, 2016

	Liability Balance at November 30, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
Employee severance and benefit costs	$20,775	$2,467	$586	$(5,713)	$18,115
Lease costs	64	—	—	—	64
Other related costs	856	68	27	(80)	871

Total	$21,695	$2,535	$613	$(5,793)	$19,050

2013 Restructuring Plan – Six Months Ended February 29, 2016

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
Employee severance and benefit costs	$30,047	$3,545	$(810)	$(14,667)	$18,115
Lease costs	64	—	—	—	64
Other related costs	846	343	(22)	(296)	871

Total	$30,957	$3,888	$(832)	$(14,963)	$19,050

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2017 and February 29, 2016 (in thousands):

2013 Restructuring Plan – Three Months Ended February 28, 2017

	Liability Balance at November 30, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
EMS	$15,388	$1,440	$(55)	$(4,604)	$12,169
DMS	557	70	(71)	(119)	437

Total	$15,945	$1,510	$(126)	$(4,723)	$12,606

2013 Restructuring Plan – Six Months Ended February 28, 2017

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2017
EMS	$17,338	3,280	(744)	(7,705)	$12,169
DMS	689	70	(83)	(239)	437

Total	$18,027	$3,350	$(827)	$(7,944)	$12,606

2013 Restructuring Plan – Three Months Ended February 29, 2016

	Liability Balance at November 30, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
EMS	$20,079	$1,757	$603	$(5,324)	$17,115
DMS	1,616	778	10	(469)	1,935

Total	$21,695	$2,535	$613	$(5,793)	$19,050

2013 Restructuring Plan – Six Months Ended February 29, 2016

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 29, 2016
EMS	$28,834	$2,993	$(823)	$(13,889)	$17,115
DMS	1,960	1,014	(9)	(1,030)	1,935
Other	163	(119)	—	(44)	—

Total	$30,957	$3,888	$(832)	$(14,963)	$19,050

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

During the second quarter of fiscal year 2016, the FASB issued a new accounting standard to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early application is permitted only for certain provisions, and the update must be applied by means of a cumulative-effect adjustment to the Condensed Consolidated Balance Sheet as of the beginning of the fiscal year of adoption and applied prospectively to equity investments that exist as of the date of adoption of the standard. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.

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

During the second quarter of fiscal year 2017, the FASB issued a new accounting standard that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and will be applied on a prospective basis. Early application is permitted for certain transactions. The impact on the Company’s Condensed Consolidated Financial Statements will depend on the facts and circumstances of any specific future transactions.

During the second quarter of fiscal year 2017, the FASB issued a new accounting standard to simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Goodwill will be considered impaired when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early application permitted. The guidance will be applied on a prospective basis. The Company is currently assessing the impact this new standard may have on its Condensed Consolidated Financial Statements.

15. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and six months ended February 28, 2017 and February 29, 2016 primarily due to: (a) restructuring costs with minimal related tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (d) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through fiscal year 2021. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

16. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2017 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive and transportation, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, emerging growth, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Based on net revenue, for the six months ended February 28, 2017, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico S.A., LM Ericsson Telephone Company, NetApp, Inc., Nokia Networks, Valeo S.A. and Zebra Technologies Corporation. For the six months ended February 28, 2017, we had net revenues of approximately $9.6 billion and net income attributable to Jabil Circuit, Inc. of approximately $108.7 million.

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

Our reportable operating segments consist of two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive and transportation, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, emerging growth, healthcare, mobility and packaging industries.

We continue to try to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can try to respond appropriately as circumstances continue to change.

Summary of Results

The following table sets forth, for the three months and six months ended February 28, 2017 and February 29, 2016, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net revenue	$4,445,637	$4,403,594	$9,550,535	$9,611,571
Gross profit	$361,904	$399,433	$793,410	$882,968
Operating income	$83,183	$154,929	$248,790	$369,433
Net income attributable to Jabil Circuit, Inc.	$20,665	$78,930	$108,692	$210,815
Earnings per share – basic	$0.11	$0.41	$0.59	$1.11
Earnings per share – diluted	$0.11	$0.41	$0.58	$1.09
Cash dividend per share – declared	$0.08	$0.08	$0.16	$0.16

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016
Sales cycle	11 days	1 day	3 days	7 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	29 days	27 days	28 days	27 days
Days in inventory	55 days	48 days	54 days	52 days
Days in accounts payable	73 days	74 days	79 days	72 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2017, days in accounts receivable increased 2 days as compared to the prior sequential quarter primarily due to the timing of sales and cash collection efforts during the quarter. During the three months ended February 28, 2017, days in inventory increased 7 days as compared to the prior sequential quarter as a result of lower production in the DMS segment due to reduced consumer demand in the mobility business and to support expected revenue levels in the third quarter of fiscal year 2017. During the three months ended February 28, 2017, days in accounts payable decreased 1 day from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended February 28, 2017, inventory turns, on an annualized basis, remained consistent with the prior sequential quarter. The changes in the sales cycle during the three months ended February 28, 2017, are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 14 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and six months ended February 28, 2017 and February 29, 2016, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.9	90.9	91.7	90.8

Gross profit	8.1	9.1	8.3	9.2
Operating expenses:
Selling, general and administrative	4.9	5.1	4.6	5.0
Research and development	0.2	0.2	0.2	0.2
Amortization of intangibles	0.2	0.2	0.2	0.2
Restructuring and related charges	1.0	0.1	0.8	0.0

Operating income	1.8	3.5	2.5	3.8
Other expense	0.1	0.0	0.1	0.0
Interest income	(0.1)	(0.1)	(0.1)	(0.0)
Interest expense	0.8	0.8	0.7	0.7

Income before income tax	1.0	2.8	1.8	3.1
Income tax expense	0.6	1.0	0.8	1.0

Net income	0.4	1.8	1.0	2.1
Net loss attributable to noncontrolling interests, net of tax	(0.0)	(0.0)	(0.0)	(0.0)

Net income attributable to Jabil Circuit, Inc.	0.4%	1.8%	1.0%	2.1%

The Three Months And Six Months Ended February 28, 2017 Compared to the Three Months And Six Months Ended February 29, 2016

Net Revenue. Net revenue increased 1% to $4.4 billion during the three months ended February 28, 2017 and February 29, 2016. Specifically, the DMS segment revenues increased 1% due to a 5% increase in revenues due to new business from existing customers in our consumer lifestyles and wearable technologies business, a 2% increase in revenues due to new business from existing customers in our healthcare business, partially offset by a 6% decrease in revenues from existing customers within our mobility business due to weakened end user product demand. EMS segment revenues increased 1% due to a mix of increases and decreases spread across various industries within the EMS segment.

Net revenue remained relatively consistent at $9.6 billion during the six months ended February 28, 2017 and February 29, 2016. The DMS segment revenues decreased 2% as a result of a 9% decrease in revenues from existing customers within our mobility business due to weakened end user product demand, partially offset by a 5% increase in revenues due to new business from existing customers in our consumer lifestyles and wearable technologies business and a 2% increase in revenues due to new business from existing customers in our healthcare business. EMS segment revenues remained relatively consistent due to a mix of increases and decreases spread across various industries within the EMS segment.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary and other conditions, such as the less than anticipated product demand that we experienced in our mobility business; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
EMS	60%	60%	56%	56%
DMS	40%	40%	44%	44%

Total	100%	100%	100%	100%

Foreign source revenue represented 90.9% and 91.7% of our net revenue for the three months and six months ended February 28, 2017, respectively, compared to 90.3% and 91.3% of net revenue for the three months and six months ended February 29, 2016. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit decreased to $361.9 million (8.1% of net revenue) and $793.4 million (8.3% of net revenue) during the three months and six months ended February 28, 2017, respectively, compared to $399.4 million (9.1% of net revenue) and $883.0 million (9.2% of net revenue) during the three months and six months ended February 29, 2016, respectively. The decrease in gross profit on an absolute basis and as a percentage of revenue during the three months and six months ended February 28, 2017 is primarily due to revenues from existing customers in our DMS segment within the mobility business decreasing at a higher rate than certain of our fixed costs.

Selling, General and Administrative. Selling, general and administrative expenses remained relatively consistent at $217.9 million (4.9% of net revenue) during the three months ended February 28, 2017 compared to $224.9 million (5.1% of net revenue) during the three months ended February 29, 2016. Selling, general and administrative expenses decreased to $432.0 million (4.6% of net revenue) during the six months ended February 28, 2017 compared to $476.5 million (5.0% of net revenue) during the six months ended February 29, 2016. The decrease was primarily as a result of a $21.0 million reversal to stock-based compensation expense during the first quarter of fiscal year 2017 due to decreased expectations for the vesting of certain performance-based restricted stock awards. The remaining decrease was primarily driven by a reduction in salary and salary related expenses and other costs.

Research and Development. Research and development expenses remained relatively consistent at $7.1 million (0.2% of net revenue) and $14.7 million (0.2% of net revenue) during the three months and six months ended February 28, 2017, respectively, compared to $8.5 million (0.2% of net revenue) and $16.8 million (0.2% of net revenue) during the three months and six months ended February 29, 2016, respectively.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent at $8.8 million and $17.1 million during the three months and six months ended February 28, 2017, respectively, compared to $8.6 million and $16.4 million during the three months and six months ended February 29, 2016, respectively.

Restructuring and Related Charges.

2017 Restructuring Plan

In conjunction with the 2017 Restructuring Plan, we charged $43.4 million and $77.5 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2017. The restructuring and related charges during the three months and six months ended February 28, 2017 include cash costs of $8.1 million and $26.0 million related to employee severance and benefit costs, respectively, $1.1 million and $4.5 million related to lease costs, respectively, and $0.1 million and $0.3 million of other related costs, respectively, as well as non-cash costs of $34.1 million and $46.7 million related to asset write-off costs, respectively.

We currently expect to recognize approximately $195.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2017 and 2018 under the 2017 Restructuring Plan. The restructuring and related charges are expected to include $55.0 million to $75.0 million of employee severance and benefit costs; $110.0 million to $130.0 million of asset write-off costs; and $10.0 million of contract termination costs and other related costs. Since the inception of the 2017 Restructuring Plan, a total of $77.5 million of restructuring and related costs have been recognized as of February 28, 2017. The remaining $117.5 million of the restructuring and related costs expected to be recognized reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

The 2017 Restructuring Plan is expected to yield annualized cost savings in the range of $70.0 million to $90.0 million which are expected to occur in fiscal year 2019. We have begun to realize a portion of these costs savings in the second quarter of fiscal year 2017, and we are still evaluating any cost savings offsets. The annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense.

2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $1.5 million and $3.3 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2017, respectively, compared to $2.5 million and $3.9 million during the three months and six months ended February 29, 2016, respectively. The restructuring and related charges during the three months and six months ended February 28, 2017 include cash costs of $1.0 million and $2.4 million related to employee severance and benefit costs, respectively, and $0.4 million and $0.8 million of other related costs, respectively, as well as non-cash costs of $0.1 million and $0.1 million related to asset write-off costs, respectively. The restructuring and related charges during the three months and six months ended February 29, 2016 include cash costs of $2.5 million and $3.6 million related to employee severance and benefit costs, respectively, and $0.0 million and $0.3 million of other related costs, respectively.

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

For further discussion of restructuring and related charges related to the 2017 and 2013 Restructuring Plans, refer to Note 12 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income remained relatively consistent over the prior periods at $2.3 million and $4.7 million during the three months and six months ended February 28, 2017, respectively, compared to $2.3 million and $4.4 million during the three months and six months ended February 29, 2016, respectively.

Interest Expense. Interest expense remained relatively consistent at $33.8 million and $66.6 million during the three months and six months ended February 28, 2017, respectively, compared to $34.3 million and $67.3 million during the three months and six months ended February 29, 2016, respectively.

Other Expense. Other expense remained relatively consistent at $3.4 million during the three months ended February 28, 2017 compared to $2.2 million during the three months ended February 29, 2016. Other expense increased to $8.1 million during the six months ended February 28, 2017 compared to $3.9 million during the six months ended February 29, 2016. The increase is primarily due to an increase in fees associated with the asset-backed securitization programs and a loss associated with a cost method investment.

Income Tax Expense. Income tax expense reflects an effective tax rate of 58.3% and 40.3% for the three months and six months ended February 28, 2017, respectively, compared to an effective tax rate of 35.1% and 30.5% for the three months and six months ended February 29, 2016, respectively.

The effective tax rate for the three months and six months ended February 28, 2017 increased from the effective tax rate for the three months and six months ended February 29, 2016 primarily due to decreased income in low tax-rate jurisdictions driven in part by an increase in restructuring expense.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands, except for per share data):

	Three months ended		Six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Operating income (U.S. GAAP)	$83,183	$154,929	$248,790	$369,433
Amortization of intangibles	8,766	8,599	17,088	16,439
Stock-based compensation expense and related charges	15,318	20,268	15,027	45,060
Restructuring and related charges	44,927	2,535	80,829	3,888

Core operating income (Non-U.S. GAAP)	$152,194	$186,331	$361,734	$434,820

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$20,665	$78,930	$108,692	$210,815
Amortization of intangibles	8,766	8,599	17,088	16,439
Stock-based compensation expense and related charges	15,318	20,268	15,027	45,060
Restructuring and related charges	44,927	2,535	80,829	3,888
Adjustments for taxes	(899)	(988)	(3,224)	(1,975)

Core earnings (Non-U.S. GAAP)	$88,777	$109,344	$218,412	$274,227

Earnings per share (U.S. GAAP):
Basic	$0.11	$0.41	$0.59	$1.11

Diluted	$0.11	$0.41	$0.58	$1.09

Core earnings per share (Non-U.S. GAAP):
Basic	$0.49	$0.57	$1.19	$1.44

Diluted	$0.48	$0.57	$1.17	$1.42

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	182,632	190,957	183,970	190,656

Diluted	185,010	193,294	186,463	193,429

Core operating income decreased 18.3% to $152.2 million and 16.8% to $361.7 million during the three months and six months ended February 28, 2017, respectively, compared to $186.3 million and $434.8 million during the three months and six months ended February 29, 2016, respectively. Core earnings decreased 18.8% to $88.8 million and 20.4% to $218.4 million during the three months and six months ended February 28, 2017, respectively, compared to $109.3 million and $274.2 million during the three months and six months ended February 29, 2016, respectively. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months And Six Months Ended February 28, 2017 Compared to the Three Months And Six Months Ended February 29, 2016.”

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

Liquidity and Capital Resources

At February 28, 2017, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the six months ended February 28, 2017 and February 29, 2016 (in thousands):

	Six months ended
	February 28, 2017	February 29, 2016
Net cash provided by operating activities	$346,203	$72,658
Net cash used in investing activities	(308,327)	(689,252)
Net cash (used in) provided by financing activities	(201,412)	590,683
Effect of exchange rate changes on cash and cash equivalents	6,575	(4,834)

Net decrease in cash and cash equivalents	$(156,961)	$(30,745)

Net cash provided by operating activities during the six months ended February 28, 2017 was approximately $346.2 million. This resulted primarily from net income of $106.8 million, $380.3 million in non-cash depreciation and amortization expense and a $145.5 million decrease in prepaid expenses and other current assets; which were partially offset by a $187.1 million decrease in accounts payable, accrued expenses and other liabilities and a $77.6 million increase in accounts receivable. The decrease in prepaid expenses and other current assets was primarily due to a decrease in value added tax receivables along with a decrease in the deferred purchase price receivable under our foreign asset-backed securitization program due to an increase in funding related to the increase in the facility limit from $275.0 million to $400.0 million and the timing of cash collections. The decrease in accounts payable, accrued expenses and other liabilities was primarily driven by the timing of purchases and cash payments and fluctuations in materials purchases across multiple segments and divisions. The increase in accounts receivable is primarily driven by the timing of sales and cash collections activity.

Net cash used in investing activities during the six months ended February 28, 2017 was $308.3 million. This consisted primarily of capital expenditures of $320.7 million principally to support ongoing business in the DMS and EMS segments and $5.3 million of cash paid for business and intangible asset acquisitions, net of cash received, partially offset by $19.0 million of proceeds from the sale of property, plant and equipment.

Net cash used in financing activities during the six months ended February 28, 2017 was $201.4 million. This resulted from our receipt of approximately $3.5 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $3.1 billion of borrowings under the Revolving Credit Facility and $359.4 million under credit facilities with foreign subsidiaries. This was offset by repayments in an aggregate amount of approximately $3.5 billion, which primarily included an aggregate of $3.1 billion of repayments under the Revolving Credit Facility and $359.4 million under credit facilities with foreign subsidiaries. In addition, during the six months ended February 28, 2017 we paid $151.5 million, including commissions, to repurchase 6,938,605 of our common shares, we paid $30.9 million in dividends to stockholders and we paid $10.8 million (the equivalent of 499,803 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $10.8 million of employee-owned common stock related to this vesting).

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

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs and four uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable, at a discount, under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $200.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 20, 2017, are available at any one time. Net cash proceeds up to a maximum of $400.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 1, 2018, are available at any one time. The foreign asset-backed securitization program was amended to increase the facility limit from $275.0 million to $400.0 million, effective February 13, 2017.

In connection with our asset-backed securitization programs, at February 28, 2017, we sold $1.0 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $565.9 million and a deferred purchase price receivable. At February 28, 2017, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $467.2 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Sale Programs

In connection with four separate trade accounts receivable sale programs with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $650.0 million, $150.0 million, 800.0 million Chinese yuan renminbi (“CNY”) and $100.0 million, respectively, of specific trade accounts receivable at any one time. The $650.0 million trade accounts receivable sale program is an uncommitted facility that will expire on August 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $150.0 million trade accounts receivable sale program is an uncommitted facility that will expire on August 31, 2017 unless renewed. The 800.0 million CNY trade accounts receivable sale program is an uncommitted facility that was entered into on February 15, 2017 and is scheduled to expire on February 15, 2018 unless renewed. The $100.0 million trade accounts receivable sale program is an uncommitted facility that is scheduled to expire on October 31, 2017 (as the agreement was automatically extended on October 31, 2016), although any party may elect to terminate the agreement upon 15 days prior notice. The $100.0 million trade accounts receivable sale program will be automatically extended until November 1, 2018, unless any party gives no less than 30 days prior notice that the agreement should not be extended.

During the three months and six months ended February 28, 2017, we sold $0.7 billion and $1.7 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.7 billion and $1.7 billion during the three months and six months ended February 28, 2017, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at February 28, 2017 and August 31, 2016 are summarized below (in thousands):

	February 28, 2017	August 31, 2016
8.250% Senior Notes due 2018	399,029	398,552
5.625% Senior Notes due 2020	396,658	396,212
4.700% Senior Notes due 2022	496,369	496,041
4.900% Senior Notes due 2023	298,450	298,329
Borrowings under loans	484,801	502,210
Capital lease obligations	27,562	28,478

Total notes payable, long-term debt and capital lease obligations	2,102,869	2,119,822
Less current installments of notes payable, long-term debt and capital lease obligations	47,324	45,810

Notes payable, long-term debt and capital lease obligations, less current installments	$2,055,545	$2,074,012

At February 28, 2017 and August 31, 2016, we were in compliance with all covenants under our debt agreements and our asset-backed securitization programs.

Uses

At February 28, 2017, we had approximately $755.1 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $558.7 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures, which do not include any amounts spent on acquisitions, will be in the range of $500.0 million to $600.0 million, principally to support ongoing business in the DMS and EMS segments. The amounts used to fund such capital expenditures will not be available to be deployed elsewhere by us. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, any potential acquisitions, debt repayments and our working capital requirements for the next 12 months.

Our 8.250% Senior Notes of $400.0 million will mature on March 15, 2018. We believe that our cash on hand and available borrowing under our credit facilities will be adequate to fund the payment of the 8.250% Senior Notes. However, we anticipate that we will enter into a new borrowing agreement to repay our $400.0 million 8.250% Senior Notes.

In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. During the six months ended February 28, 2017, we repurchased 7.0 million shares, which utilized an additional $151.4 million of the $400.0 million authorized by our Board of Directors.

On October 20, 2016 and January 26, 2017, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2016 and February 15, 2017. Of the total cash dividend declared on October 20, 2016 of $15.2 million, $14.7 million was paid on December 1, 2016. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 26, 2017 of $15.1 million, $14.6 million was paid on March 1, 2017. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Our $200.0 million North American asset-backed securitization program is scheduled to expire on October 20, 2017, and our $400.0 million foreign asset-backed securitization program, amended to increase the facility limit from $275.0 million to $400.0 million, effective February 13, 2017, is scheduled to expire on May 1, 2018. We may be unable to renew either or both of these programs. We can offer no assurance under the $650.0 million, $150.0 million, 800.0 million CNY or the $100.0 million uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; and pension and postretirement contributions and payments as of February 28, 2017 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations	$2,102,869	$47,324	$501,974	$738,031	$815,540
Future interest on notes payable, long-term debt and capital lease obligations (a)	399,973	106,689	149,665	101,578	42,041
Operating lease obligations	508,534	94,004	148,668	105,181	160,681
Non-cancelable purchase order obligations (b)	92,276	88,992	3,284	—	—
Pension and postretirement contributions and payments (c)	8,901	3,405	946	1,220	3,330

Total contractual cash obligations (d)	$3,112,553	$340,414	$804,537	$946,010	$1,021,592

(a)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these expected future interest payments.
(b)	Consists of purchase commitments entered into as of February 28, 2017 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(c)	Includes the estimated company contributions to funded pension plans for the annualized six month period following the second quarter of fiscal year 2017 and the expected benefit payments for unfunded pension and postretirement plans through 2026. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded when paid.
(d)	At February 28, 2017, we have $96.1 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At February 28, 2017, except for certain foreign currency contracts with a notional amount outstanding of $207.7 million and a fair value of $2.9 million recorded in prepaid expenses and other current assets and $2.0 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at February 28, 2017 that are not designated as accounting hedges was $1.6 billion. The fair values of these contracts amounted to a $8.6 million asset recorded in prepaid expenses and other current assets and a $7.9 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with nine months being the maximum term of the contracts outstanding at February 28, 2017. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Israeli shekel, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars, South African rand, Swedish krona, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of February 28, 2017, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2017, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2016, we entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, we will pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on September 30, 2016 and are scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded on our Condensed Consolidated Balance Sheets as a component of AOCI.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $468.8 million in borrowings outstanding under these facilities at February 28, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure

Controls”) as of February 28, 2017. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 28, 2017, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
December 1, 2016 – December 31, 2016	884,932	$21.23	881,276	$173,566
January 1, 2017 – January 31, 2017	305,377	$23.64	248,919	$167,659
February 1, 2017 – February 28, 2017	539,266	$24.03	528,200	$154,975

Total	1,729,575	$22.53	1,658,395	$154,975

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. During the first and second quarters of fiscal year 2017, we repurchased 5.3 million shares and 1.7 million shares, respectively, which utilized an additional $151.4 million of the $400.0 million authorized by our Board of Directors.

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

JABIL CIRCUIT, INC. Registrant

Date: April 5, 2017	By:	/S/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: April 5, 2017	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.