Form 10-Q
period 2017-05-31
JABIL INC
filed 2017-06-30
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-14063

JABIL INC.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 21, 2017, there were 179,242,687 shares of the registrant’s Common Stock outstanding.

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
	May 31,
	2017	August 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$743,931	$912,059
Accounts receivable, net of allowance for doubtful accounts of $14,267 at May 31, 2017 and $11,094 at August 31, 2016	1,445,148	1,359,610
Inventories	2,706,530	2,456,612
Prepaid expenses and other current assets	997,752	1,120,100

Total current assets	5,893,361	5,848,381
Property, plant and equipment, net of accumulated depreciation of $3,024,934 at May 31, 2017 and $2,721,972 at August 31, 2016	3,210,107	3,331,879
Goodwill	603,689	594,773
Intangible assets, net of accumulated amortization of $259,444 at May 31, 2017 and $232,618 at August 31, 2016	292,845	296,954
Deferred income taxes	189,881	148,859
Other assets	139,766	101,831

Total assets	$10,329,649	$10,322,677

LIABILITIES AND EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$538,985	$45,810
Accounts payable	3,641,247	3,593,195
Accrued expenses	1,937,003	1,929,051

Total current liabilities	6,117,235	5,568,056
Notes payable, long-term debt and capital lease obligations, less current installments	1,644,590	2,074,012
Other liabilities	80,943	78,018
Income tax liabilities	92,197	90,804
Deferred income taxes	51,841	54,290

Total liabilities	7,986,806	7,865,180

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 252,656,479 and 249,763,699 shares issued and 179,463,376 and 186,998,472 shares outstanding at May 31, 2017 and August 31, 2016, respectively	253	250
Additional paid-in capital	2,078,833	2,034,525
Retained earnings	1,698,704	1,660,820
Accumulated other comprehensive income (loss)	15,927	(39,877)
Treasury stock at cost, 73,193,103 and 62,765,227 shares at May 31, 2017 and August 31, 2016, respectively	(1,466,240)	(1,217,547)

Total Jabil Inc. stockholders’ equity	2,327,477	2,438,171
Noncontrolling interests	15,366	19,326

Total equity	2,342,843	2,457,497

Total liabilities and equity	$10,329,649	$10,322,677

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Net revenue	$4,489,557	$4,310,752	$14,040,092	$13,922,323
Cost of revenue	4,163,142	3,989,665	12,920,267	12,718,268

Gross profit	326,415	321,087	1,119,825	1,204,055
Operating expenses:
Selling, general and administrative	233,884	239,646	665,879	716,097
Research and development	7,274	7,675	21,982	24,431
Amortization of intangibles	9,174	9,711	26,262	26,150
Restructuring and related charges	32,700	4,460	113,529	8,349

Operating income	43,383	59,595	292,173	429,028
Other expense	15,821	2,412	23,872	6,346
Interest income	(3,663)	(2,302)	(8,407)	(6,653)
Interest expense	35,443	35,212	102,087	102,509

(Loss) income before income tax	(4,218)	24,273	174,621	326,826
Income tax expense	21,481	18,434	93,495	110,639

Net (loss) income	(25,699)	5,839	81,126	216,187
Net (loss) income attributable to noncontrolling interests, net of tax	(418)	626	(2,285)	159

Net (loss) income attributable to Jabil Inc.	$(25,281)	$5,213	$83,411	$216,028

(Loss) earnings per share attributable to the stockholders of Jabil Inc.
Basic	$(0.14)	$0.03	$0.46	$1.13

Diluted	$(0.14)	$0.03	$0.45	$1.12

Weighted average shares outstanding:
Basic	181,038	191,206	182,982	190,841

Diluted	181,038	193,069	186,621	193,058

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016
Net (loss) income	$(25,699)	$5,839	$81,126	$216,187
Other comprehensive income:
Foreign currency translation adjustment	11,727	18,734	15,231	(5,433)
Changes in fair value of derivative instruments, net of tax	(2,009)	(2,021)	8,647	(15,834)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	201	6,812	11,595	29,762
Unrealized gain (loss) on available for sale securities	4,548	(621)	10,192	(3,748)
Reclassification of losses on available for sale securities into net income	10,139	—	10,139	—

Total other comprehensive income	24,606	22,904	55,804	4,747

Comprehensive (loss) income	$(1,093)	$28,743	$136,930	$220,934
Comprehensive (loss) income attributable to noncontrolling interests	(418)	626	(2,285)	159

Comprehensive (loss) income attributable to Jabil Inc.	$(675)	$28,117	$139,215	$220,775

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Inc. Stockholders’ Equity
	Common Stock				Accumulated
			Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Earnings	(Loss) Income	Stock	Interests	Equity
Balance at August 31, 2016	186,998,472	$250	$2,034,525	$1,660,820	$(39,877)	$(1,217,547)	$19,326	$2,457,497
Shares issued upon exercise of stock options	108,941	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	710,832	1	11,246	—	—	—	—	11,247
Vesting of restricted stock awards	2,073,007	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(526,540)	—	—	—	—	(11,558)	—	(11,558)
Treasury shares purchased	(9,901,336)	—	—	—	—	(237,135)	—	(237,135)
Recognition of stock-based compensation	—	—	33,064	—	—	—	—	33,064
Declared dividends	—	—	—	(45,527)	—	—	—	(45,527)
Comprehensive income	—	—	—	83,411	55,804	—	(2,285)	136,930
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(175)	(175)

Balance at May 31, 2017	179,463,376	253	$2,078,833	$1,698,704	$15,927	$(1,466,240)	$15,366	$2,342,843

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31,	May 31,
	2017	2016
Cash flows from operating activities:
Net income	$81,126	$216,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570,557	512,972
Restructuring and related charges	58,613	—
Recognition of stock-based compensation expense and related charges	33,377	58,505
Deferred income taxes	(44,916)	(24,403)
Loss on sale of property, plant and equipment	1,362	13,229
Other, net	24,928	6,408
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(85,761)	180,830
Inventories	(216,149)	229,187
Prepaid expenses and other current assets	100,397	(131,682)
Other assets	(28,852)	(7,466)
Accounts payable, accrued expenses and other liabilities	38,341	(565,558)

Net cash provided by operating activities	533,023	488,209

Cash flows from investing activities:
Acquisition of property, plant and equipment	(482,739)	(668,505)
Proceeds from sale of property, plant and equipment	43,437	18,710
Cash paid for business and intangible asset acquisitions, net of cash	(36,620)	(206,039)
Issuance of notes receivable	—	(29,300)
Other, net	(1,360)	(5,250)

Net cash used in investing activities	(477,282)	(890,384)

Cash flows from financing activities:
Borrowings under debt agreements	5,432,503	4,748,060
Payments toward debt agreements	(5,370,936)	(4,268,839)
Payments to acquire treasury stock	(237,135)	(54,567)
Dividends paid to stockholders	(45,550)	(47,122)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	11,246	10,660
Treasury stock minimum tax withholding related to vesting of restricted stock	(11,558)	(10,490)
Other, net	(1,496)	(1,958)

Net cash (used in) provided by financing activities	(222,926)	375,744

Effect of exchange rate changes on cash and cash equivalents	(943)	(541)

Net decrease in cash and cash equivalents	(168,128)	(26,972)
Cash and cash equivalents at beginning of period	912,059	913,963

Cash and cash equivalents at end of period	$743,931	$886,991

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2016. Results for the nine months ended May 31, 2017 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2017.

2. Earnings Per Share and Dividends

a. Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to Jabil Inc. by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share.

No potential common shares relating to outstanding stock awards have been included in the computation of diluted earnings per share as a result of the Company’s net loss for the three months ended May 31, 2017. The Company accordingly excluded from the computation of diluted earnings per share 4,230,665 restricted stock awards and 513,693 stock appreciation rights for the three months ended May 31, 2017. For the nine months ended May 31, 2017, 334,152 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and nine months ended May 31, 2016, 2,124,084 and 2,454,562 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2017 and 2016 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
	January 26, 2017	$0.08	$15,051	February 15, 2017	March 1, 2017
	April 20, 2017	$0.08	$14,840	May 15, 2017	June 1, 2017
Fiscal Year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	$0.08	$15,947	February 16, 2016	March 1, 2016
	April 21, 2016	$0.08	$15,940	May 16, 2016	June 1, 2016

3. Inventories

Inventories consist of the following (in thousands):

	May 31, 2017	August 31, 2016
Raw materials	$1,468,471	$1,302,481
Work in process	722,833	675,867
Finished goods	567,556	510,485
Reserve for inventory obsolescence	(52,330)	(32,221)

Total inventories, net	$2,706,530	$2,456,612

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $18.4 million and $33.4 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2017, respectively. During the first quarter of fiscal year 2017, the Company recorded a $21.0 million reversal to stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $0.7 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2017, respectively. The Company recorded $13.4 million and $58.5 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2016, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.1 million and $0.8 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2016, respectively.

Certain key employees have been granted time-based, performance-based and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities of up to a maximum of 200%. The market-based awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. During the nine months ended May 31, 2017 and 2016, the Company awarded approximately 1.8 million and 2.6 million time-based restricted stock units, respectively, 0.6 million and 1.3 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based stock units, respectively.

At May 31, 2017, there was $58.5 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2017, the Company’s five largest customers accounted for approximately 46% of its net revenue and 79 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of two segments – EMS and DMS, which are also the Company’s reportable segments. The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment includes customers primarily in the automotive and transportation, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. The DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. The DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, healthcare, mobility and packaging industries.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.

The following tables set forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net revenue
EMS	$2,819,711	$2,846,919	$8,205,812	$8,228,595
DMS	1,669,846	1,463,833	5,834,280	5,693,728

	$4,489,557	$4,310,752	$14,040,092	$13,922,323

Segment income and reconciliation of income before income tax
EMS	$109,783	$99,758	$297,418	$267,717
DMS	4,022	(12,547)	178,121	254,315

Total segment income	$113,805	$87,211	$475,539	$522,032
Reconciling items:
Amortization of intangibles	9,174	9,711	26,262	26,150
Stock-based compensation expense and related charges	18,350	13,445	33,377	58,505
Restructuring and related charges	32,700	4,460	113,529	8,349
Distressed customer charges	10,198	—	10,198	—
Other expense	15,821	2,412	23,872	6,346
Interest income	(3,663)	(2,302)	(8,407)	(6,653)
Interest expense	35,443	35,212	102,087	102,509

(Loss) income before income tax	$(4,218)	$24,273	$174,621	$326,826

	May 31, 2017	August 31, 2016
Total assets
EMS	$2,802,613	$2,615,237
DMS	5,030,763	5,012,798
Other non-allocated assets	2,496,273	2,694,642

	$10,329,649	$10,322,677

As of May 31, 2017, the Company operated in 28 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 90.6% and 91.3% of net revenue during the three months and nine months ended May 31, 2017, respectively, compared to 90.4% and 91.0% of net revenue during the three months and nine months ended May 31, 2016, respectively.

6. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2017 and August 31, 2016 are summarized below (in thousands):

	May 31, 2017	August 31, 2016
8.250% Senior Notes due 2018	$399,268	$398,552
5.625% Senior Notes due 2020	396,881	396,212
4.700% Senior Notes due 2022	496,532	496,041
4.900% Senior Notes due 2023	298,511	298,329
Borrowings under credit facilities	100,000	—
Borrowings under loans	464,674	502,210
Capital lease obligations	27,709	28,478

Total notes payable, long-term debt and capital lease obligations	2,183,575	2,119,822
Less current installments of notes payable, long-term debt and capital lease obligations	538,985	45,810

Notes payable, long-term debt and capital lease obligations, less current installments	$1,644,590	$2,074,012

The $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes, $500.0 million of 4.700% senior unsecured notes and $300.0 million of 4.900% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs. The estimated fair values of the Company’s publicly traded debt, including the 8.250%, 5.625% and 4.700% senior notes, were approximately $419.1 million, $433.9 million and $531.9 million respectively, at May 31, 2017. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% senior notes, was approximately $313.1 million, at May 31, 2017. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximates fair value as interest rates on these instruments approximates current market rates.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and four uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2017 and 2016 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $2.1 billion and $6.6 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2017, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $6.1 billion during the three months and nine months ended May 31, 2017, respectively, (which represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during these periods) and a deferred purchase price receivable. The Company sold $2.0 billion and $5.8 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2016, respectively. In exchange, the Company received cash proceeds of $1.5 billion and $5.3 billion during the three months and nine months ended May 31, 2016, respectively, (of which approximately $0.0 million and $3.0 million, respectively, represented new transfers and the remainder represented proceeds from collections reinvested in revolving-period transfers) and a deferred purchase price receivable. At May 31, 2017 and 2016, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $501.3 million and $517.3 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $2.5 million and $6.6 million during the three months and nine months ended May 31, 2017, respectively, and approximately $1.3 million and $3.5 million during the three months and nine months ended May 31, 2016, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

During the three months and nine months ended May 31, 2017, the Company sold $0.5 billion and $2.2 billion of trade accounts receivable under these programs, respectively, compared to $0.7 billion and $3.0 billion during the three months and nine months ended May 31, 2016, respectively. In exchange, the Company received cash proceeds of $0.5 billion and $2.2 billion during the three months and nine months ended May 31, 2017, respectively, compared to $0.7 billion and $2.9 billion during the three months and nine months ended May 31, 2016, respectively. The resulting losses on the sales of trade accounts receivable were approximately $1.5 million and $4.1 million during the three months and nine months ended May 31, 2017, respectively, compared to approximately $1.1 million and $3.1 million during the three months and nine months ended May 31, 2016, respectively, and were recorded to other expense within the Condensed Consolidated Statements of Operations.

8. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2016 to May 31, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Available for Sale Securities	Total
Balance at August 31, 2016	$16,338	$7,784	$(43,587)	$941	$(21,353)	$(39,877)
Other comprehensive income (loss) before reclassifications	9,512	8,647	—	—	10,192	28,351
Amounts reclassified from AOCI	5,719	11,595	—	—	10,139	27,453

Other comprehensive income	15,231	20,242	—	—	20,331	55,804

Balance at May 31, 2017	$31,569	$28,026	$(43,587)	$941	$(1,022)	$15,927

The portion of AOCI reclassified into earnings during the nine months ended May 31, 2017 for foreign currency translation adjustments was not material. The portion of AOCI reclassified into earnings during the nine months ended May 31, 2017 for derivative instruments was primarily classified as a component of cost of revenue. The portion of AOCI reclassified into earnings during the nine months ended May 31, 2017 for available for sale securities was due to an other than temporary impairment on securities and was classified as a component of other expense. The tax benefit (expense) on the derivative instruments component of AOCI, including reclassification adjustments, is not material for the three months and nine months ended May 31, 2017. There was no tax benefit (expense) on the foreign currency translation adjustment and the available for sale securities components of AOCI, including reclassification adjustments, for the three months and nine months ended May 31, 2017.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and nine months ended May 31, 2017 and 2016 (in thousands):

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Service cost	$259	$222	$771	$662
Interest cost	744	1,208	2,222	3,693
Expected long-term return on plan assets	(1,127)	(1,383)	(3,365)	(4,243)
Recognized actuarial loss	479	264	1,422	790
Amortization of prior service credit	(34)	(35)	(101)	(104)

Net periodic benefit cost	$321	$276	$949	$798

During the nine months ended May 31, 2017, the Company made contributions of approximately $6.4 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $6.8 million and $7.6 million to its funded pension plans during the fiscal year ended August 31, 2017.

10. Commitments and Contingencies

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report on May 27, 2015, which was updated on June 22, 2016. The IRS completed its field examination of the Company’s tax returns for fiscal years 2012 through 2014 and issued a Revenue Agent’s Report on April 19, 2017. The proposed adjustments from both examination periods relate primarily to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2009 through 2011 and fiscal years 2012 through 2014 would be approximately $28.6 million and $5.3 million, respectively, after utilization of tax loss carry forwards available through fiscal year 2014. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest, and penalties is not practicable.

The Company disagrees with the proposed adjustments and intends to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Despite this belief, an unfavorable resolution could have a material adverse effect on the Company’s results of operations and financial condition.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $178.7 million and $323.3 million at May 31, 2017 and August 31, 2016, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2017 and February 28, 2018.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2017 and August 31, 2016, was $1.7 billion and $1.7 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2017, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	19,466	—	$19,466
Liabilities:
Forward foreign exchange contracts	—	(12,972)	—	(12,972)

Total	$—	6,494	—	$6,494

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2017 and August 31, 2016 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at May 31, 2017	Fair Value at August 31, 2016	Balance Sheet Location	Fair Value at May 31, 2017	Fair Value at August 31, 2016
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,200	$420	Accrued expenses	$1,400	$1,986
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$15,266	$3,850	Accrued expenses	$11,572	$10,801

As of May 31, 2017 and August 31, 2016, the Company also included gains and losses in AOCI related to changes in fair value of its derivatives utilized for foreign currency risk management purposes and designated as hedging instruments. These gains and losses were not material and the portion that is expected to be reclassified into earnings during the next 12 months will be classified as components of net revenue, cost of revenue and selling, general and administrative expense.

The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months and nine months ended May 31, 2017 and 2016. These amounts were not material and were recognized as components of cost of revenue.

b. Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018. The effective portions of the swaps amortized to interest expense during the three months and nine months ended May 31, 2017 and 2016 were not material. Existing losses related to interest rate risk management hedging arrangements that are expected to be reclassified into earnings during the next 12 months are not material.

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

12. Restructuring and Related Charges

a. 2017 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors on September 15, 2016 (the “2017 Restructuring Plan”), the Company charged $31.4 million and $108.9 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2017, respectively. The 2017 Restructuring Plan is intended to better align the Company’s global capacity and administrative support infrastructure in order to further optimize organizational effectiveness. This action includes headcount reductions across the Company’s Selling, General and Administrative cost base and capacity realignment in higher cost locations. The restructuring and related charges during the three months and nine months ended May 31, 2017 include cash costs of $17.3 million and $43.3 million related to employee severance and benefit costs, respectively, $1.2 million and $5.6 million related to lease costs, respectively, $1.1 million and $1.4 million of other related costs, respectively, as well as non-cash costs related to asset write-off costs of $11.8 million and $58.6 million, respectively.

The Company currently expects to recognize approximately $195.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2017 and 2018 under the 2017 Restructuring Plan. The restructuring and related charges are expected to include $55.0 million to $75.0 million of employee severance and benefit costs; $110.0 million to $130.0 million of asset write-off costs; and $10.0 million of contract termination costs and other related costs. Since the inception of the 2017 Restructuring Plan, a total of $108.9 million of restructuring and related costs have been recognized. Of the $108.9 million recognized to date, $19.1 million was allocated to the EMS segment, $65.9 million was allocated to the DMS segment and $23.9 million was not allocated to a segment. The remaining $86.1 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2017 Restructuring Plan during the three months and nine months ended May 31, 2017 (in thousands):

2017 Restructuring Plan – Three Months Ended May 31, 2017

	Liability Balance at February 28, 2017	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
Employee severance and benefit costs	$10,337	$17,328	$20	$(5,085)	$22,600
Lease costs	3,572	1,151	26	(1,049)	3,700
Asset write-off costs	—	11,838	(11,838)	—	—
Other related costs	50	1,082	—	(518)	614

Total	$13,959	$31,399	$(11,792)	$(6,652)	$26,914

2017 Restructuring Plan – Nine Months Ended May 31, 2017
	Liability Balance at August 31,2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
Employee severance and benefit costs	$—	$43,314	$20	$(20,734)	$22,600
Lease costs	—	5,600	26	(1,926)	3,700
Asset write-off costs	—	58,543	(58,543)	—	—
Other related costs	—	1,421	—	(807)	614

Total	$—	$108,878	$(58,497)	$(23,467)	$26,914

The tables below set forth the significant components and activity in the 2017 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2017 (in thousands):

2017 Restructuring Plan – Three Months Ended May 31, 2017

	Liability Balance at February 28, 2017	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
EMS	$471	$11,061	$(1,819)	$(1,624)	$8,089
DMS	3,639	17,836	(10,188)	(2,334)	8,953
Other	9,849	2,502	215	(2,694)	9,872

Total	$13,959	$31,399	$(11,792)	$(6,652)	$26,914

2017 Restructuring Plan – Nine Months Ended May 31, 2017
	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
EMS	$—	$19,118	$(8,542)	$(2,487)	$8,089
DMS	—	65,842	(49,937)	(6,952)	8,953
Other	—	23,918	(18)	(14,028)	9,872

Total	$—	$108,878	$(58,497)	$(23,467)	$26,914

b. 2013 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $1.3 million and $4.7 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2017, respectively, compared to $4.5 million and $8.3 million during the three months and nine months ended May 31, 2016, respectively. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. The restructuring and related charges during the three months and nine months ended May 31, 2017 include cash costs of $0.8 million and $3.4 million related to employee severance and benefit costs, respectively, and $0.5 million and $1.2 million of other related costs, respectively, as well as non-cash costs related to asset write-off costs of $0.0 million and $0.1 million, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2016 include cash costs of $4.2 million and $7.7 million related to employee severance and benefit costs, respectively, and $0.3 million and $0.6 million of other related costs, respectively.

The Company currently expects to recognize approximately $179.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013 through 2018 under the 2013 Restructuring Plan. Since the inception of the 2013 Restructuring Plan, a total of $166.5 million of restructuring and related costs have been recognized. Of the $166.5 million recognized to date, $128.8 million was allocated to the EMS segment, $28.8 million was allocated to the DMS segment and $8.9 million was not allocated to a segment. A majority of the total restructuring costs are related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write-off costs, are currently expected to result in cash expenditures of approximately $157.4 million that have been or will be payable over the course of the Company’s fiscal years 2013 through 2018. The remaining $12.5 million of the restructuring and related costs expected to be recognized reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The tables below set forth the significant components and activity in the 2013 Restructuring Plan during the three months and nine months ended May 31, 2017 and 2016 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2017

	Liability Balance at February 28, 2017	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
Employee severance and benefit costs	$11,756	$843	$400	$(6,875)	$6,124
Lease costs	21	—	—	—	21
Other related costs	829	458	51	(449)	889

Total	$12,606	$1,301	$451	$(7,324)	$7,034

2013 Restructuring Plan – Nine Months Ended May 31, 2017

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
Employee severance and benefit costs	$17,266	$3,340	$(322)	$(14,160)	$6,124
Lease costs	21	—	—	—	21
Asset write-off costs	—	70	(70)	—	—
Other related costs	740	1,241	16	(1,108)	889

Total	$18,027	$4,651	$(376)	$(15,268)	$7,034

2013 Restructuring Plan – Three Months Ended May 31, 2016

	Liability Balance at February 29, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2016
Employee severance and benefit costs	$18,115	$4,197	$407	$(3,234)	$19,485
Lease costs	64	(43)	—	—	21
Other related costs	871	306	22	(310)	889

Total	$19,050	$4,460	$429	$(3,544)	$20,395

2013 Restructuring Plan – Nine Months Ended May 31, 2016

	Liability Balance at August 31, 2015	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2016
Employee severance and benefit costs	$30,047	$7,743	$(404)	$(17,901)	$19,485
Lease costs	64	(43)	—	—	21
Other related costs	846	649	—	(606)	889

Total	$30,957	$8,349	$(404)	$(18,507)	$20,395

The tables below set forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2017 and 2016 (in thousands):

2013 Restructuring Plan – Three Months Ended May 31, 2017

	Liability Balance at February 28, 2017	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
EMS	$12,169	$1,371	$438	$(7,309)	$6,669
DMS	437	(70)	13	(15)	365

Total	$12,606	$1,301	$451	$(7,324)	$7,034

2013 Restructuring Plan – Nine Months Ended May 31, 2017

	Liability Balance at August 31, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2017
EMS	$17,338	4,651	(306)	(15,014)	$6,669
DMS	689	—	(70)	(254)	365

Total	$18,027	$4,651	$(376)	$(15,268)	$7,034

2013 Restructuring Plan – Three Months Ended May 31, 2016

	Liability Balance at February 29, 2016	Restructuring Related Charges	Asset Write-off Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2016
EMS	$17,115	$4,460	$429	$(2,858)	$19,146
DMS	1,935	—	—	(686)	1,249

Total	$19,050	$4,460	$429	$(3,544)	$20,395

2013 Restructuring Plan – Nine Months Ended May 31, 2016
		Restructuring	Asset Write-off
	Liability Balance at	Related	Charge and Other	Cash	Liability Balance at
	August 31, 2015	Charges	Non-Cash Activity	Payments	May 31, 2016
EMS	$28,834	$7,454	$(395)	$(16,747)	$19,146
DMS	1,960	1,014	(9)	(1,716)	1,249
Other	163	(119)	—	(44)	—

Total	$30,957	$8,349	$(404)	$(18,507)	$20,395

13. Business Acquisitions

Fiscal year 2017

On March 1, 2017, the Company completed the acquisition of Lewis Engineering, which was not deemed to be significant. The acquired business expanded the Company’s capabilities in precision machining, manufacturing and design engineering. The aggregate purchase price of the acquisition totaled approximately $31.4 million in cash.

The acquisition has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $32.3 million, including $8.2 million in goodwill and $14.6 million in intangible assets, and liabilities assumed of $0.9 million were recorded at their estimated fair values as of the acquisition date. The Company is currently evaluating the fair values of the assets and liabilities related to the business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for intangible assets and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $8.2 million was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisition of approximately $0.8 million during the nine months ended May 31, 2017. The results of operations of the acquired business were included in the Company’s condensed consolidated financial results beginning on the date of the acquisition. Pro forma information has not been provided as the acquisition is not deemed to be significant.

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

Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

15. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months and nine months ended May 31, 2017 and 2016 primarily due to: (a) restructuring costs with minimal related tax benefit; (b) income in tax jurisdictions with lower statutory tax rates than the U.S.; (c) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (d) losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through fiscal year 2021. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

16. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2017 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive and transportation, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Based on net revenue, for the nine months ended May 31, 2017, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico S.A., LM Ericsson Telephone Company, NetApp, Inc., Nokia Networks, Valeo S.A. and Zebra Technologies Corporation. For the nine months ended May 31, 2017, we had net revenues of approximately $14.0 billion and net income attributable to Jabil Inc. of approximately $83.4 million.

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

Our reportable operating segments consist of two segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, sharing of our large scale manufacturing infrastructure and the ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive and transportation, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions and a focus on material sciences and technologies. Our DMS segment includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, healthcare, mobility and packaging industries.

We continue to try to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can try to respond appropriately as circumstances continue to change.

Summary of Results

The following table sets forth, for the three months and nine months ended May 31, 2017 and 2016, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net revenue	$4,489,557	$4,310,752	$14,040,092	$13,922,323
Gross profit	$326,415	$321,087	$1,119,825	$1,204,055
Operating income	$43,383	$59,595	$292,173	$429,028
Net (loss) income attributable to Jabil Inc.	$(25,281)	$5,213	$83,411	$216,028
(Loss) earnings per share—basic	$(0.14)	$0.03	$0.46	$1.13
(Loss) earnings per share—diluted	$(0.14)	$0.03	$0.45	$1.12
Cash dividend per share—declared	$0.08	$0.08	$0.24	$0.24

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results.

The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	May 31, 2017	February 28, 2017	November 30, 2016	August 31, 2016
Sales cycle	9 days	11 days	1 day	3 days
Inventory turns (annualized)	6 turns	7 turns	7 turns	7 turns
Days in accounts receivable	29 days	29 days	27 days	28 days
Days in inventory	59 days	55 days	48 days	54 days
Days in accounts payable	79 days	73 days	74 days	79 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2017, days in accounts receivable remained consistent compared to the prior sequential quarter. During the three months ended May 31, 2017, days in inventory increased 4 days as compared to the prior sequential quarter to support expected sales levels in the fourth quarter of fiscal year 2017. During the three months ended May 31, 2017, days in accounts payable increased 6 days from the prior sequential quarter primarily due to higher materials purchases during the quarter and the timing of purchases and cash payments for purchases. During the three months ended May 31, 2017, inventory turns, on an annualized basis, remained relatively consistent with the prior sequential quarter. The changes in the sales cycle during the three months ended May 31, 2017, are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 14 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and nine months ended May 31, 2017 and 2016, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7	92.6	92.0	91.4

Gross profit	7.3	7.4	8.0	8.6
Operating expenses:
Selling, general and administrative	5.2	5.5	4.7	5.1
Research and development	0.2	0.2	0.2	0.2
Amortization of intangibles	0.2	0.2	0.2	0.2
Restructuring and related charges	0.7	0.1	0.8	0.1

Operating income	1.0	1.4	2.1	3.0
Other expense	0.4	0.1	0.2	0.0
Interest income	(0.1)	(0.1)	(0.1)	(0.0)
Interest expense	0.8	0.8	0.7	0.7

(Loss) income before income tax	(0.1)	0.6	1.3	2.3
Income tax expense	0.5	0.4	0.7	0.8

Net (loss) income	(0.6)	0.2	0.6	1.5
Net loss attributable to noncontrolling interests, net of tax	(0.0)	0.0	(0.0)	0.0

Net (loss) income attributable to Jabil Inc.	(0.6)%	0.2%	0.6%	1.5%

The Three Months And Nine Months Ended May 31, 2017 Compared to the Three Months And Nine Months Ended May 31, 2016

Net Revenue. Net revenue increased 4.1% to $4.5 billion during the three months ended May 31, 2017, compared to $4.3 billion during the three months ended May 31, 2016. Specifically, the DMS segment revenues increased 14% due to an 8% increase in revenues from existing customers within our mobility business and a 6% increase in revenues due to new business from existing customers in our healthcare business. EMS segment revenues decreased 1% due to a mix of increases and decreases spread across various industries within the EMS segment, with no one change being significant individually.

Net revenue remained relatively consistent at $14.0 billion during the nine months ended May 31, 2017, compared to $13.9 billion during the nine months ended May 31, 2016. The DMS segment revenues increased 3% as a result of a 4% increase in revenues due to new business from existing customers in our consumer lifestyles and wearable technologies business and a 3% increase in revenues due to new business from existing customers in our healthcare business, partially offset by a 4% decrease in revenues from existing customers within our mobility business due to weakened end user product demand. EMS segment revenues remained relatively consistent due to a mix of increases and decreases spread across various industries within the EMS segment, with no one change being significant individually.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary and other conditions, such as the less than anticipated product demand that we have experienced in our mobility business; efforts to de-emphasize the economic performance of certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
EMS	63%	66%	58%	59%
DMS	37%	34%	42%	41%

Total	100%	100%	100%	100%

Foreign source revenue represented 90.6% and 91.3% of our net revenue for the three months and nine months ended May 31, 2017, respectively, compared to 90.4% and 91.0% of net revenue for the three months and nine months ended May 31, 2016. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $326.4 million (7.3% of net revenue) and decreased to $1.1 billion (8.0% of net revenue) during the three months and nine months ended May 31, 2017, respectively, compared to $321.1 million (7.4% of net revenue) and $1.2 billion (8.6% of net revenue) during the three months and nine months ended May 31, 2016, respectively. Gross profit on an absolute basis and as a percentage of net revenue remained relatively consistent during the three months ended May 31, 2017 as compared to the three months ended May 31, 2016. The decrease in gross profit on an absolute basis and as a percentage of revenue during the nine months ended May 31, 2017 is primarily due to revenues from existing customers in our DMS segment within the mobility business decreasing at a higher rate than certain of our fixed costs.

Selling, General and Administrative. Selling, general and administrative expenses remained relatively consistent at $233.9 million (5.2% of net revenue) during the three months ended May 31, 2017 compared to $239.6 million (5.5% of net revenue) during the three months ended May 31, 2016. Selling, general and administrative expenses decreased to $665.9 million (4.7% of net revenue) during the nine months ended May 31, 2017 compared to $716.1 million (5.1% of net revenue) during the nine months ended May 31, 2016. The decrease was primarily a result of a $21.0 million reversal to stock-based compensation expense during the first quarter of fiscal year 2017 due to decreased expectations for the vesting of certain performance-based restricted stock awards. The remaining decrease was primarily driven by a reduction in salary and salary related expenses and other costs.

Research and Development. Research and development expenses remained relatively consistent at $7.3 million (0.2% of net revenue) and $22.0 million (0.2% of net revenue) during the three months and nine months ended May 31, 2017, respectively, compared to $7.7 million (0.2% of net revenue) and $24.4 million (0.2% of net revenue) during the three months and nine months ended May 31, 2016, respectively.

Amortization of Intangibles. Amortization of intangibles remained relatively consistent at $9.2 million and $26.3 million during the three months and nine months ended May 31, 2017, respectively, compared to $9.7 million and $26.2 million during the three months and nine months ended May 31, 2016, respectively.

Restructuring and Related Charges.

2017 Restructuring Plan

In conjunction with the 2017 Restructuring Plan, we charged $31.4 million and $108.9 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2017, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2017 include cash costs of $17.3 million and $43.3 million related to employee severance and benefit costs, respectively, $1.2 million and $5.6 million related to lease costs, respectively, and $1.1 million and $1.4 million of other related costs, respectively, as well as non-cash costs related to asset write-off costs of $11.8 million and $58.6 million, respectively.

We currently expect to recognize approximately $195.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2017 and 2018 under the 2017 Restructuring Plan. The restructuring and related charges are expected to include $55.0 million to $75.0 million of employee severance and benefit costs; $110.0 million to $130.0 million of asset write-off costs; and $10.0 million of contract termination costs and other related costs. Since the inception of the 2017 Restructuring Plan, a total of $108.9 million of restructuring and related costs have been recognized as of May 31, 2017. The remaining $86.1 million of the restructuring and related costs expected to be recognized reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

The 2017 Restructuring Plan, once complete, is expected to yield annualized cost savings in the range of $70.0 million to $90.0 million and is expected to occur in fiscal year 2019. We have begun to realize a portion of these costs savings and we expect to realize cost savings in the range of $20.0 million to $30.0 million in fiscal year 2017. The annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense.

2013 Restructuring Plan

In conjunction with the 2013 Restructuring Plan, we charged $1.3 million and $4.7 million of restructuring and related charges to the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2017, respectively, compared to $4.5 million and $8.3 million during the three months and nine months ended May 31, 2016, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2017 include cash costs of $0.8 million and $3.4 million related to employee severance and benefit costs, respectively, and $0.5 million and $1.2 million of other related costs, respectively, as well as non-cash costs related to asset write-off costs of $0.0 million and $0.1 million, respectively. The restructuring and related charges during the three months and nine months ended May 31, 2016 include cash costs of $4.2 million and $7.7 million related to employee severance and benefit costs, respectively, and $0.3 million and $0.6 million of other related costs, respectively.

Upon its completion, the 2013 Restructuring Plan is expected to yield annualized cost savings of approximately $76.8 million. The expected avoided annual costs consist of a reduction in employee related expenses of $72.5 million, a reduction in depreciation expense associated with asset disposals of $3.1 million, and a reduction in rent expense associated with leased buildings when our lease obligations have been released of approximately $1.2 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues and incremental costs expected to be incurred by those plants to which certain production will be shifted. After considering these partial cost savings offsets, we expect the annual cost savings realized to be approximately $65.0 million.

For further discussion of restructuring and related charges related to the 2017 and 2013 Restructuring Plans, refer to Note 12 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements.

Other Expense. Other expense increased to $15.8 million during the three months ended May 31, 2017 compared to $2.4 million during the three months ended May 31, 2016, primarily due to an other than temporary impairment on available for sale securities of $11.5 million. Other expense increased to $23.9 million during the nine months May 31, 2017 compared to $6.3 million during the nine months May 31, 2016. The increase is primarily due to an other than temporary impairment on available for sale securities of $11.5 million, an increase in fees associated with the asset-backed securitization programs of $4.4 million and the remaining change relates to a loss associated with a cost method investment.

Interest Income. Interest income remained relatively consistent over the prior periods at $3.7 million and $8.4 million during the three months and nine months ended May 31, 2017, respectively, compared to $2.3 million and $6.7 million during the three months and nine months ended May 31, 2016, respectively.

Interest Expense. Interest expense remained relatively consistent at $35.4 million and $102.1 million during the three months and nine months ended May 31, 2017, respectively, compared to $35.2 million and $102.5 million during the three months and nine months ended May 31, 2016, respectively.

Income Tax Expense. Income tax expense reflects an effective tax rate of (509.3)% and 53.5% for the three months and nine months ended May 31, 2017, respectively, compared to an effective tax rate of 75.9% and 33.9% for the three months and nine months ended May 31, 2016, respectively.

The effective tax rate for the three months ended May 31, 2017 decreased from the effective tax rate for the three months ended May 31, 2016 primarily due to the overall net loss despite having income in certain high tax-rate jurisdictions. The reduction in income, driven in part by an increase in restructuring expense, primarily occurred in tax jurisdictions in which little tax benefit has been recorded due to existing valuation allowances.

The effective tax rate for the nine months ended May 31, 2017 increased from the effective tax rate for the nine months ended May 31, 2016 primarily due to decreased income in jurisdictions with low tax rates or existing valuation allowances, driven in part by an increase in restructuring expense.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, other than temporary impairment on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-U.S. GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands, except for per share data):

	Three months ended		Nine months ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Operating income (U.S. GAAP)	$43,383	$59,595	$292,173	$429,028
Amortization of intangibles	9,174	9,711	26,262	26,150
Stock-based compensation expense and related charges	18,350	13,445	33,377	58,505
Restructuring and related charges	32,700	4,460	113,529	8,349
Distressed customer charges	10,198	—	10,198	—

Core operating income (Non-U.S. GAAP)	$113,805	$87,211	$475,539	$522,032

Net (loss) income attributable to Jabil Inc. (U.S. GAAP)	$(25,281)	$5,213	$83,411	$216,028
Amortization of intangibles	9,174	9,711	26,262	26,150
Stock-based compensation expense and related charges	18,350	13,445	33,377	58,505
Restructuring and related charges	32,700	4,460	113,529	8,349
Distressed customer charges	10,198	—	10,198	—
Other than temporary impairment on securities	11,539	—	11,539	—
Adjustments for taxes	431	(866)	(2,793)	(2,842)

Core earnings (Non-U.S. GAAP)	$57,111	$31,963	$275,523	$306,190

(Loss) earnings per share (U.S. GAAP):
Basic	$(0.14)	$0.03	$0.46	$1.13

Diluted	$(0.14)	$0.03	$0.45	$1.12

Core earnings per share (Non-U.S. GAAP):
Basic	$0.32	$0.17	$1.51	$1.60

Diluted	$0.31	$0.17	$1.48	$1.59

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP):
Basic	181,038	191,206	182,982	190,841

Diluted	181,038	193,069	186,621	193,058

Weighted average shares outstanding used in the calculations of earnings per share (Non-U.S. GAAP):
Basic	181,038	191,206	182,982	190,841

Diluted	184,940	193,069	186,621	193,058

Core operating income increased 30.5% to $113.8 million and decreased 8.9% to $475.5 million during the three months and nine months ended May 31, 2017, respectively, compared to $87.2 million and $522.0 million during the three months and nine months ended May 31, 2016, respectively. Core earnings increased 78.7% to $57.1 million and decreased 10.0% to $275.5 million during the three months and nine months ended May 31, 2017, respectively, compared to $32.0 million and $306.2 million during the three months and nine months ended May 31, 2016, respectively. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months And Nine Months Ended May 31, 2017 Compared to the Three Months And Nine Months Ended May 31, 2016.”

Acquisitions and Expansion

As discussed in Note 13 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed one acquisition during the three months ended May 31, 2017 and three acquisitions during the fiscal year ended August 31, 2016. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.

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

Liquidity and Capital Resources

At May 31, 2017, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the nine months ended May 31, 2017 and 2016 (in thousands):

	Nine months ended
	May 31, 2017	May 31, 2016
Net cash provided by operating activities	$533,023	$488,209
Net cash used in investing activities	(477,282)	(890,384)
Net cash (used in) provided by financing activities	(222,926)	375,744
Effect of exchange rate changes on cash and cash equivalents	(943)	(541)

Net decrease in cash and cash equivalents	$(168,128)	$(26,972)

Net cash provided by operating activities during the nine months ended May 31, 2017 was approximately $533.0 million. This resulted primarily from net income of $81.1 million, $570.6 million in non-cash depreciation and amortization expense, a $100.4 million decrease in prepaid expenses and other current assets, $58.6 million in non-cash restructuring and related charges and $33.4 million of recognized stock-based compensations expense and related charges; which were partially offset by a $216.1 million increase in inventories and a $85.8 million increase in accounts receivable. The decrease in prepaid expenses and other current assets was primarily due to a decrease in value added tax receivables along with a decrease in the deferred purchase price receivable under our foreign asset-backed securitization program due to an increase in funding related to the increase in the facility limit from $275.0 million to $400.0 million and the timing of cash collections. The increase in inventories is to support expected sales levels in the fourth quarter of fiscal year 2017. The increase in accounts receivable is primarily driven by the timing of sales and cash collections activity.

Net cash used in investing activities during the nine months ended May 31, 2017 was $477.3 million. This consisted primarily of capital expenditures of $482.7 million principally to support ongoing business in the DMS and EMS segments and $36.6 million of cash paid for business and intangible asset acquisitions, net of cash received, partially offset by $43.4 million of proceeds from the sale of property, plant and equipment.

Net cash used in financing activities during the nine months ended May 31, 2017 was $222.9 million. This resulted from our receipt of approximately $5.4 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $4.9 billion of borrowings under the Revolving Credit Facility and $497.5 million under credit facilities with foreign subsidiaries. This was offset by repayments in an aggregate amount of approximately $5.4 billion, which primarily included an aggregate of $4.9 billion of repayments under the Revolving Credit Facility and $397.5 million under credit facilities with foreign subsidiaries. In addition, during the nine months ended May 31, 2017 we paid $237.1 million, including commissions, to repurchase 9,901,336 of our common shares, we paid $45.6 million in dividends to stockholders and we paid $11.6 million (the equivalent of 526,540 of our common shares) to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $11.6 million of employee-owned common stock related to this vesting).

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

In connection with our asset-backed securitization programs, at May 31, 2017, we sold $1.1 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $583.0 million and a deferred purchase price receivable. At May 31, 2017, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled $501.3 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

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

During the three months and nine months ended May 31, 2017, we sold $0.5 billion and $2.2 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.5 billion and $2.2 billion during the three months and nine months ended May 31, 2017, respectively.

Notes payable, long-term debt and capital lease obligations outstanding at May 31, 2017 and August 31, 2016 are summarized below (in thousands):

	May 31, 2017	August 31, 2016
8.250% Senior Notes due 2018	399,268	398,552
5.625% Senior Notes due 2020	396,881	396,212
4.700% Senior Notes due 2022	496,532	496,041
4.900% Senior Notes due 2023	298,511	298,329
Borrowings under credit facilities	100,000	—
Borrowings under loans	464,674	502,210
Capital lease obligations	27,709	28,478

Total notes payable, long-term debt and capital lease obligations	2,183,575	2,119,822
Less current installments of notes payable, long-term debt and capital lease obligations	538,985	45,810

Notes payable, long-term debt and capital lease obligations, less current installments	$1,644,590	$2,074,012

At May 31, 2017 and August 31, 2016, we were in compliance with all covenants under our debt agreements and our asset-backed securitization programs.

Uses

At May 31, 2017, we had approximately $743.9 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $589.6 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

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

In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. During the nine months ended May 31 2017, we repurchased 10.0 million shares, which utilized an additional $236.9 million of the $400.0 million authorized by our Board of Directors.

On October 20, 2016, January 26, 2017 and April 20, 2017, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2016, February 15, 2017 and May 15, 2017. Of the total cash dividend declared on October 20, 2016 of $15.2 million, $14.7 million was paid on December 1, 2016. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 26, 2017 of $15.1 million, $14.6 million was paid on March 1, 2017. The remaining $0.5 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on April 20, 2017 of $14.8 million, $14.4 million was paid on June 1, 2017. The remaining $0.4 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; and pension and postretirement contributions and payments as of May 31, 2017 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations	$2,183,575	$538,985	$102,940	$725,710	$815,940
Future interest on notes payable, long-term debt and capital lease obligations (a)	373,436	99,988	148,506	92,825	32,117
Operating lease obligations	520,283	95,426	153,208	107,777	163,872
Non-cancelable purchase order obligations (b)	283,967	283,502	465	—	—
Pension and postretirement contributions and payments (c)	9,199	3,441	1,100	1,325	3,333

Total contractual cash obligations (d)	$3,370,460	$1,021,342	$406,219	$927,637	$1,015,262

(a)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these expected future interest payments.
(b)	Consists of purchase commitments entered into as of May 31, 2017 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(c)	Includes the estimated company contributions to funded pension plans for the annualized three month period following the third quarter of fiscal year 2017 and the expected benefit payments for unfunded pension and postretirement plans through 2026. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded when paid.
(d)	At May 31, 2017, we have $92.2 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At May 31, 2017, except for certain foreign currency contracts with a notional amount outstanding of $178.7 million and a fair value of $4.2 million recorded in prepaid expenses and other current assets and $1.4 million recorded in accrued expenses, the forward contracts have not been designated as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at May 31, 2017 that are not designated as accounting hedges was $1.7 billion. The fair values of these contracts amounted to a $15.3 million asset recorded in prepaid expenses and other current assets and a $11.6 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with nine months being the maximum term of the contracts outstanding at May 31, 2017. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Israeli shekel, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars, South African rand, Swedish krona, Swiss francs, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of May 31, 2017, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2017, there were no significant outstanding investments.

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

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $562.5 million in borrowings outstanding under these facilities at May 31, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2017. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2017, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
March 1, 2017 – March 31, 2017	499,852	$28.84	485,000	$140,980
April 1, 2017 – April 30, 2017	1,694,494	$28.83	1,683,628	$92,447
May 1, 2017 – May 31, 2017	795,122	$29.04	794,103	$69,387

Total	2,989,468	$28.88	2,962,731	$69,387

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common shares. The share repurchase program expires on August 31, 2017. During the fourth quarter of fiscal year 2016, we repurchased 4.9 million shares, which utilized $93.7 million of the $400.0 million authorized by our Board of Directors. During the first, second and third quarters of fiscal year 2017, we repurchased 5.3 million shares, 1.7 million shares and 3.0 million shares, respectively, which utilized an additional $236.9 million of the $400.0 million authorized by our Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	— Registrant’s Certificate of Incorporation, as amended.

3.2	— Registrant’s Bylaws, as amended.

4.1(1)	— Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(2)

— Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(3)	— Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(4)	— Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(5)	— Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(6)	— Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(4)	— Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(5)	— Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(6)	— Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

31.1	— Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	— Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	— Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	— Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	— XBRL Instance Document.

101.SCH	— XBRL Taxonomy Extension Schema Document.

101.CAL	— XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	— XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	— XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	— XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

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

JABIL INC. Registrant

Date: June 30, 2017	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: June 30, 2017	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description

3.1	—	Registrant’s Certificate of Incorporation, as amended.

3.2	—	Registrant’s Bylaws, as amended.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.