Form 10-K
period 2017-08-31
JABIL INC
filed 2017-10-19
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2017 was approximately $4.5 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 10, 2017, was 176,643,101. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders scheduled to be held on January 25, 2018 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL INC. AND SUBSIDIARIES

2017 FORM 10-K ANNUAL REPORT

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and dividends, expected restructuring charges and related savings and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	fluctuation in our operating results;

•	our dependence on a limited number of customers;

•	our ability to manage growth effectively;

•	competitive factors affecting our customers’ businesses and ours;

•	the susceptibility of our production levels to the variability of customer requirements;

•	our ability to keep pace with technological changes and competitive conditions;

•	our reliance on a limited number of suppliers for critical components;

•	our exposure to the risks of a substantial international operation;

•	our ability to achieve the expected profitability from our acquisitions;

For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, and any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. You should read this document completely and with the understanding that our actual future results or events may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1. Business

The Company

We are one of the leading providers of worldwide manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive and transportation, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. Our services enable our customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. Our manufacturing and supply chain management services and solutions include innovation, design, planning, fabrication and assembly, delivery and managing the flow of resources and products.

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the fiscal year ended August 31, 2017, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico S.A., LM Ericsson Telephone Company, NetApp, Inc., Nokia Networks, Valeo S.A. and Zebra Technologies Corporation. For the fiscal year ended August 31, 2017, we had net revenues of $19.1 billion and net income attributable to Jabil Inc. of $129.1 million.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 91.4%, of net revenue from our international operations for the fiscal year ended August 31, 2017. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is typically a lower-margin but high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. Our DMS segment is typically a higher-margin business and includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, healthcare, mobility and packaging industries.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2017	2016	2015
EMS	58%	60%	60%
DMS	42%	40%	40%

Total	100%	100%	100%

Additional financial information regarding our reportable operating segments is included in Item 7 of this report and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The “Investors” section of our website contains a significant amount of information about our company, including financial and other information for investors. The information that we post on the “Investors” section of our website could be deemed to be material information. We encourage investors, the media and others interested in Jabil to visit our website. Information on our website, however, is not a part of this report.

Industry Background

The industry in which we operate has historically been composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components in their products.

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Over the long term we believe the factors driving our customers and potential customers to use our industry’s services include:

•	Efficient Manufacturing. Manufacturing service providers are often able to manufacture products at a reduced total cost to companies. These cost advantages result from higher utilization of capacity and efficiencies of scale because of diversified product demand and, generally, a greater focus on the components of manufacturing cost. Companies are increasingly seeking to reduce their investment in inventory, facilities and equipment used in manufacturing and prioritizing capital investments in other activities such as sales and marketing and research and development (“R&D”). This strategic shift in capital deployment has contributed to increased demand for and interest in outsourcing to external manufacturing service providers.

•	Accelerated Product Time-to-Market and Time-to-Volume. Manufacturing service providers are often able to deliver accelerated production start-ups and achieve high efficiencies in bringing new products to production. Providers are also able to more rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

•	Access to Advanced Design and Manufacturing Technologies. By utilizing manufacturing service providers, customers gain access to additional advanced technologies in manufacturing processes, as well as to product and production design, which can offer customers significant improvements in the performance, quality, cost, time-to-market and manufacturability of their products.

•	Improved Inventory Management and Purchasing Power. Manufacturing service providers are often able to more efficiently manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of their operations and continuous interaction with the materials marketplace.

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide manufacturing services and solutions. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. We have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from both existing and new customers as well as from acquisitions. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we focus on identifying and developing relationships with new customers that meet our targeted profile, which includes financial stability, the need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability.

•	Utilize Customer-Centric Business Units. Most of our business units are dedicated to serve one customer each and operate by primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers to provide comprehensive manufacturing solutions that are customized to each customer’s needs. We believe our customer-centric business units promote increased responsiveness to our customers’ needs, particularly for customer relationships that extend across multiple production locations.

•	Leverage Global Production. We believe that global production is a key strategy to reduce obsolescence risk and secure the lowest possible landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Europe, Asia, Latin America and Africa.

•	Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Offer Design Services. We offer a wide spectrum of value-add design services to achieve improvements in performance, cost, time-to-market and manufacturability.

•	Pursue Acquisition Opportunities Selectively. Traditionally, electronics manufacturing service companies have acquired manufacturing capacity from their customers to drive growth, expand their footprint and gain new customers. In recent years, our acquisition strategy has expanded to include opportunities to acquire competitors who are focused on our key growth areas, which include specialized manufacturing in key markets, materials technology and design operations, as well as other acquisition opportunities complementary to our services offerings. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers.

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Decentralized Business Unit Model. Most of our business units are dedicated to serve one customer each and are empowered to formulate strategies tailored to individual customer’s needs. Our business units generally have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may serve more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, thereby promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units. Business unit management reviews the customer financial information in order to assess whether or not the business units are meeting their designated responsibilities and to ensure that the daily execution of manufacturing activities is being effectively managed. The business units aggregate into operating segments based on the economic profiles of the services performed, including manufacturing capabilities, market share strategy, margins, return on capital and risk profiles.

•	Automated Continuous Flow. We use a highly automated, continuous flow approach whereby different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, whereby individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to high volumes of product.

•	Computerized Control and Monitoring. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized manufacturing resource planning system, which provides customers with the ability to continuously monitor material availability and track work-in-process on a real-time basis. In addition, manufacturing processes are supported by a computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data.

•	Electronic Supply Chain Management. We make available to our customers and suppliers an electronic commerce system/electronic data interchange and web-based tools to implement a variety of supply chain management programs. Our customers use these tools to share demand and product forecasts and deliver purchase orders, and we use these tools with our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

Our Design Services

We offer a wide spectrum of value-add design services to enhance our relationships with current customers and to help develop relationships with our new customers. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. These design services include:

•	Electronic Design. Our Electronic Design team provides electronic circuit design services, including application-specific integrated circuit design, firmware development and rapid prototyping services. These services have been used by our customers for a variety of products including smart phones and accessory products, notebook and personal computers, servers, radio frequency products, video set-top boxes, optical communications products, communication and broadband products, and automotive and consumer appliance controls.

•	Industrial Design. Our Industrial Design team designs the “look and feel” of the plastic and metal enclosures that house the products’ electro-mechanics, including the printed circuit board assemblies (“PCBA”).

•	Mechanical Design. Our Mechanical Design team specializes in three-dimensional mechanical design with the analysis of electronic, electro-mechanical and optical assemblies using state of the art modeling and analytical tools. This team has extended Jabil’s product design offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management.

•	Computer-Assisted Design. Our Computer-Assisted Design (“CAD”) team provides PCBA design services using advanced CAD engineering tools, PCBA design validation and verification services, and other consulting services, which include generating a bill of materials, approved vendor list and assembly equipment configuration for a particular PCBA design. We believe that our CAD services result in PCBA designs that are optimized for manufacturability and cost efficiencies, and accelerate a product’s time-to-market and time-to-volume production.

•	Product Validation. Our Product Validation team provides complete product and process validation. This includes product system tests, product safety, regulatory compliance and reliability tests.

•	Manufacturing Test Solution Development. Our Manufacturing Test Solution Development team provides integral support to the design teams to embed design with testability and to promote efficient capital and resource investment in the manufacturing process. The use of software driven instrumentation and test process design and management has enhanced our product quality and reduced our operating costs relative to human dependent test processes. The full electronic test data-log of customer products has allowed customer product test traceability and visibility throughout the manufacturing test process.

Fabrication and Assembly

We offer systems assembly, test, direct-order fulfillment and configure-to-order services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple PCBAs. In addition, based on quality assurance programs developed with our customers, we provide testing services for our PCBAs, sub-systems and systems products. Our quality assurance programs include circuit testing under various environmental conditions to ensure that our products meet or exceed required customer specifications. We also offer direct-order fulfillment and configure-to-order services for delivery of final products.

Technology

We believe that our manufacturing and testing technologies are among the most advanced in our industry. Through our R&D efforts, we intend to continue to offer our customers highly automated, continuous flow manufacturing process technologies for precise and aesthetic mechanical components and system assembly. These technologies include automation, electronic interconnection, advanced polymer and metal material science, automated tooling, single/multi-shot injection molding, stamping, multi-axis computer numerical control, spray painting, vacuum metallization, physical vapor deposition, digital printing, anodization, thermal-plastic composite formation, plastic with embedded electronics, in-mold labeling, metal cover with insert-molded or die-casting features for assembly, seamless display cover with integrated touch sensor, plastic cover with insert-molded glass lens and advanced testing solutions. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes.

Research and Development

To meet our customers’ increasingly sophisticated needs, we continuously engage in R&D activities designed to create new and improved products and manufacturing solutions for our customers. These activities include electronic design, mechanical design, software design, system level design, material processing research (including plastics, metal, glass and ceramic), component and product validation, as well as other design and process development-related activities necessary to manufacture our customers’ products in the most cost-effective and consistent manner. The products for which we engage in R&D activities include mobile internet devices and associated accessories, multi-media tablets, two-way radios, consumer lifestyles products, health care and life science products, server and storage products, set-top and digital home products, printing products and wearable technologies products. For fiscal years 2017, 2016 and 2015, we expended $29.7 million, $32.0 million and $27.6 million, respectively, on R&D activities.

Customers and Marketing

Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. A small number of customers and significant industry sectors have historically comprised a major portion of our net revenue.

In fiscal year 2017, our five largest customers accounted for approximately 47% of our net revenue and 83 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customers that accounted for approximately 10% or more of our net revenue during the fiscal years ended August 31, 2017, 2016 and 2015:

	Fiscal Year Ended August 31,
	2017	2016	2015
Apple, Inc.	24%	24%	24%

Our business unit managers and directors, supported by executive management, work to expand existing customer relationships through the addition of product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our targeted customer profile. We also market our services and solutions through our website and our Blue Sky Innovation Centers.

Competition

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers and design providers, including Benchmark Electronics, Inc., Celestica Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina Corporation. We also compete against numerous domestic and foreign diversified manufacturing service providers, including AptarGroup, Inc., Berry Plastics Group, Inc., Catcher Technology Co., Ltd., Gerresheimer AG, Quanta Computer, Inc. and Zeniya Aluminum Engineering, Ltd. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors that have significant resources.

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

Backlog

Our order backlog as of August 31, 2017 and 2016 was valued at approximately $4.9 billion and $4.5 billion, respectively. Our order backlog is expected to be filled within the current fiscal year. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that we generally do not enter into long-term contracts or purchase commitments with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results.

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter, which ends on November 30, due to higher demand for consumer-related products during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture contain one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component.

Proprietary Rights

We regard certain aspects of our design, production and product services as proprietary intellectual property. To protect our trade secrets, manufacturing know-how and other proprietary rights, we rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures. We have not historically sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. We currently have a relatively modest number of solely owned and/or jointly held patents for various innovations. We believe that our research and design activities, along with developments relating thereto, may result in growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other factors significant to our proprietary rights include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

We license some technology and intellectual property rights from third parties that we use in providing some of our design, production and product management services to our customers. Generally, the license agreements that govern such third party technology and intellectual property rights grant us the right to use the subject technology anywhere in the world and terminate upon a material breach by us.

Employees

As of August 31, 2017, we employed approximately 170,000 people worldwide. None of our U.S. domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements is hereby incorporated by reference into this Part I, Item 1. Each of our segments is dependent on foreign operations.

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

Executive Officers of the Registrant

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Except as otherwise noted below, each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which any of such executive officers were selected. Below is a list of our executive officers as of the most recent practicable date.

Forbes I.J. Alexander (age 57) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay, Dundee, Scotland.

Steven D. Borges (age 49) was named Executive Vice President, Chief Executive Officer, Healthcare in September 2016. Mr. Borges joined Jabil in 1993 and has global experience in positions of increasing responsibility in Operations, Business Development, Manufacturing Operations and Supply Chain Management. He holds a Bachelor’s Degree in Business Administration and Management from Fitchburg State University.

Sergio A. Cadavid (age 61) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

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

Erich Hoch (age 48) was named Executive Vice President, Chief Executive Officer, Jabil Digital Solutions in June 2016. Mr. Hoch joined Jabil in 2002 as Business Unit Manager and held positions of increasing responsibility in Operations, Business Development, Manufacturing Operations, Technology and Supply Chain where he served as Senior Vice President and Chief Supply Chain Officer from 2008 to 2013. He previously served as Executive Vice President of Engineering and Technology Services. Prior to Jabil, Mr. Hoch spent 18 years at Philips Electronics where he worked across multiple functional disciplines. Mr. Hoch received an engineering diploma in Vienna, Austria, in toolmaking and mechanics. He also holds various international certifications in Marketing, Purchasing, and Business Management.

Bruce A. Johnson (age 61) was named Senior Vice President, Chief Human Resources Officer in January 2017. Mr. Johnson joined Jabil in 2015 as Vice President, Human Resources. Prior to joining Jabil, Mr. Johnson was a Chief Organizational Effectiveness Officer/Executive Vice President, Human Resources for C&S Wholesale Grocers, Inc., a wholesale distributor of food and grocery items with headquarters in Keene, New Hampshire from 2007 to 2014. Mr. Johnson also served in senior roles at The Timberland Company, a footwear and apparel designer, retailer and manufacturer in New Hampshire, and E.I. Du Pont De Nemours and Company (Du Pont) in Delaware. He holds a Bachelor of Arts in History from Middlebury College in Vermont.

Robert L. Katz (age 55) joined Jabil in March 2016 and was named Executive Vice President, General Counsel and Corporate Secretary in September 2016. Mr. Katz transitioned the Corporate Secretary role to a member of his staff in April 2017. Prior to joining Jabil, Mr. Katz served as Executive Vice President, General Counsel and Secretary of SharkNinja, a vacuum and kitchen appliance manufacturer. He was previously Senior Vice President and General Counsel of Ingersoll Rand plc, a diversified industrial manufacturer, from 2010 to 2015. Mr. Katz served as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Federal-Mogul Corporation from 2007 to 2010. From 1999 to 2007 he was General Counsel—EMEA for Delphi Corporation in Paris, France. He began his career with Milbank, Tweed, Hadley & McCloy working in the Mergers and Acquisitions and General Corporate Group in New York and London. He earned a Bachelor of Laws (LL.B.) and a Bachelor of Civil Law (B.C.L.) from McGill University. He is a member of the New York Bar.

Michael J. Loparco (age 46) was named Executive Vice President, Chief Executive Officer, Engineered Solutions Group in January 2016. Previously, Mr. Loparco served as Executive Vice President, Chief Executive Officer, Industrial and Energy, Senior Vice President, Global Business Units in Jabil’s High Velocity business and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation. He holds a Juris Doctorate from Stetson University College of Law. He holds a Bachelor of Arts in International Business, with minor degrees in Spanish and Business Management, from Eckerd College.

Mark Mondello (age 53) was named Chief Executive Officer in March 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor. Mr. Mondello was promoted to Project Manager in 1993, named Vice President, Business Development in 1997, Senior Vice President, Business Development in 1999 and served as Chief Operating Officer from 2002 to 2013. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 49) was named Chief Operating Officer in March 2013. As previously announced, Mr. Muir will be retiring effective December 31, 2017 and is currently transitioning his responsibilities. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in a variety of management positions of increasing responsibility. Mr. Muir served as Executive Vice President, Chief Executive Officer, Global Manufacturing Services Group from 2010 to 2013 prior to being named Chief Operating Officer. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Alessandro Parimbelli (age 49) was named Executive Vice President, Chief Executive Officer, Enterprise and Infrastructure in July 2013. Mr. Parimbelli joined Jabil in 1998 as a Test Engineering Manager. At Jabil, Mr. Parimbelli served in business management positions in Boise, Idaho and Paris, France before being promoted to Vice President, Global Business Units in 2006. From 2010 through 2012 Mr. Parimbelli was Senior Vice President, Global Business Units and was responsible for Jabil’s Enterprise and Infrastructure business. Prior to joining Jabil, Mr. Parimbelli held various engineering positions within Hewlett-Packard and other software engineering companies. He holds an MBA from Colorado State University and a Software Engineering degree from Politecnico of Milan, Italy.

William E. Peters (age 54) was named President in March 2013. Mr. Peters served as Executive Vice President, Human Development, Human Resources from 2010 to 2013. He joined Jabil in 1990 as a buyer and held positions of increasing responsibility in Operations, Supply Chain and Manufacturing Operations. Prior to joining Jabil, Mr. Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

Courtney J. Ryan (age 47) was named Executive Vice President, Corporate Development/Chief of Staff in July 2016. Mr. Ryan joined Jabil in 1993 as a Quality Engineer and worked his way through various operations and business development management positions. He was named Senior Vice President, Global Business Units in 2007. Mr. Ryan served as Executive Vice President, Chief Executive Officer, Nypro from July 2013 to June 2016. Mr. Ryan holds an MBA with a concentration in Decision and Information Science and a Bachelor of Arts in Economics, both from the University of Florida. He also serves on the University of Florida’s MBA and Supply Chain Advisory Board.

Item 1A. Risk Factors

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the volume and timing of orders placed by our customers;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue among materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially-troubled customers;

•	any potential future termination, or substantial winding down, of significant customer relationships;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and property, plant and equipment;

•	significant costs incurred in acquisitions and other transactions that are immediately expensed in the quarter in which they occur;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and government interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product demand;

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor;

•	changes in stock-based compensation expense due to changes in the expected vesting of performance-based equity awards comprising a portion of such stock-based compensation expense; and

•	failure to comply with foreign laws, which could result in increased costs and/or taxes.

Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

If we do not manage our growth effectively, our profitability could decline.

Our business at times experiences periods of rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; efficiently and effectively dedicate resources to existing customers; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to train, motivate and manage our employees. Our failure to effectively manage growth, as well as our failure to realize the anticipated benefits of the actions we take to try to manage our growth, could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Business – The Company.” In some instances, particular manufacturing services we provide for a customer represents a significant portion of the overall revenue we receive from that customer. These circumstances could each have a material adverse effect on our results of operations. In addition, if one or more of our significant customers were to become insolvent or otherwise become unable to pay us on a timely basis, or at all, our operating results and financial condition could be adversely affected.

Consolidation among our customers exposes us to increased risks, including reduced revenue and dependence on a smaller number of customers. Increasing consolidation in industries that utilize our services may occur as companies combine to achieve further economies of scale and other synergies, which could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity may increase pricing and competitive pressures for our industry as a whole and for us in particular. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and expose us to increased risks relating to dependence on a small number of customers.

Our customers face numerous competitive challenges, which may materially adversely affect their business and ours.

Factors adversely affecting our customers may also adversely affect us. These factors include:

•	recessionary periods in our customers’ markets;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which may contribute to short product life cycles or shifts in our customers’ strategies;

•	the inability of our customers to develop, market or gain commercial acceptance of their products, some of which are new and untested;

•	the potential that our customers’ products become commoditized or obsolete;

•	loss of business or a reduction in pricing power experienced by our customers;

•	the emergence of new business models or more popular products and shifting patterns of demand; and

•	a highly-competitive consumer products industry, which is often subject to shorter product lifecycles, shifting end-user preferences and higher revenue volatility.

If our customers are unsuccessful in addressing these competitive challenges, their businesses may be materially adversely affected, reducing the demand for our services, decreases our revenues or altering our production cycles and inventory management, each of which could adversely affect our ability to cover fixed costs and our gross profit margins and results of operations.

Most of our customers do not commit to long-term production schedules, and they may cancel their orders, change production quantities, delay production or change their sourcing strategy, which makes it difficult for us to schedule production and manage capital expenditures and to maximize the efficiency of our manufacturing capacity.

Most of our customers do not commit to firm production schedules for more than one quarter. We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand. On occasion, customers may require rapid increases in production for one or more of their products or relocate our manufacturing operations or transfer manufacturing from one facility to another, which can stress our resources and reduce operating margins.

Customers have canceled their orders, changed production quantities, delayed production, changed their sourcing strategy and terminated their relationships with us. We cannot assure you that present or future customers will not terminate their service arrangements with us or significantly change, reduce or delay the amount of services ordered. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This may result in write downs of inventories, a reduction in the number of products that we sell, delays in payment for inventory that we purchased, and reductions in the use of our manufacturing facilities. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of our revenue, can harm our gross profit margins and results of operations.

In addition, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings from customers. The necessary process to begin manufacturing can be lengthy. Because we make capital expenditures during this ramping-up process and do not receive revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping-up process may have a significant adverse effect on our cash flows and our results of operations Servicing our largest customers may also require us to increase our capital expenditures.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because we do not have an extensive product or customer relationship history. There is less demonstration of market acceptance of their products making it harder for us to anticipate requirements than with established customers. Our credit risk on these customers, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to us are potentially increased. We sometimes offer these customers extended payment terms, loans and other support and financial accommodations which may increase our financial exposure.

The success of our business is dependent on our ability to keep pace with technological changes and competitive conditions in our industry, and our ability to effectively adapt our services as our customers react to technological changes and competitive conditions in their respective industries.

If we are unable to offer technologically advanced, cost effective, quick response manufacturing services that are differentiated from our competition and adapt those services as our customers’ requirements change, demand for our services will decline.

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

Our business is highly competitive and our manufacturing processes are generally not subject to significant proprietary protection. We compete against numerous domestic and foreign electronic manufacturers, manufacturing service providers and design providers. Past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources. These competitors may:

•	respond more quickly to new or emerging technologies or changes in customer requirements;

•	have technological expertise, engineering capabilities and/or manufacturing resources that are greater than ours;

•	have greater name recognition, critical mass and geographic market presence;

•	be better able to take advantage of acquisition opportunities;

•	devote greater resources to the development, promotion and sale of their services and execution of their strategy;

•	be better positioned to compete on price for their services;

•	have excess capacity, and be better able to utilize such excess capacity;

•	have greater direct buying power from component suppliers, distributors and raw material suppliers;

•	have lower cost structures as a result of their geographic location or the services they provide;

•	be willing or able to make sales or provide services at lower margins than we do;

•	have increased vertical capabilities providing them greater cost savings.

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

The actions of competitors and current and potential customers could cause a decline in our sales and/or compression of our profits.

Our business could be adversely affected by any delays, or increased costs, resulting from common carrier or transportation issues.

We rely on a variety of common carriers to transport our materials from our suppliers and to our customers. Problems suffered by any of these common carriers, including natural disaster, labor problems, increased energy prices, or criminal activity, could result in shipping delays for products or materials, increased costs or other supply chain disruptions, and could therefore have a negative impact on our ability to receive products from suppliers and deliver products to customers, resulting in a material adverse effect on our operations.

We may not be able to maintain our engineering, technological and manufacturing expertise.

Many of the markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire, retain and expand our pool of qualified engineering and technical personnel;

•	maintain and continually improve our technological expertise;

•	develop and market manufacturing services that meet changing customer needs; and

•	anticipate and respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will be able to maintain or develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. The acquisition and implementation of new technologies and equipment and the offering of new or additional services to our customers may require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we newly establish or acquire, we may not be able to insert or maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire sufficient personnel to maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our results of operations.

We depend on attracting and retaining officers, managers and skilled personnel.

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. These employees are not generally bound by employment or non-competition agreements, and we cannot assure you that we will retain them. To aid in managing our growth and strengthening our pool of management and skilled personnel, we will need to internally develop, recruit and retain skilled management personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profit, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.

Most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors; however, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins and results of operations.

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold if we have to pay higher prices for components in limited supply, or cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, natural disasters and global events that have caused material shortages. Our production of a customer’s product could be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our results of operations.

If a component shortage is threatened or anticipated, we may purchase such components early to avoid a delay or interruption in our operations. Purchasing components early may cause us to incur additional inventory carrying costs and may cause us to experience inventory obsolescence, both of which may not be recoverable from our customers and could adversely affect our gross profit margins and net income. A component shortage may also require us to look to second tier vendors or to procure components through brokers with whom we are not familiar. These components may be of lesser quality than those we have historically purchased and could cause us to incur costs to bring such components up to our quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement.”

We derive a substantial majority of our revenues from our international operations, which may be subject to a number of different risks and often require more management time and expense than our domestic operations.

Our international operations are subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations and attempting to ensure compliance with our policies, procedures, and applicable local laws;

•	less flexible employee relationships that can be difficult and expensive to terminate due to, among other things, labor laws and regulations;

•	rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions;

•	labor unrest and dissatisfaction, including potential labor strikes or claims;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, higher labor costs and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls, trade barriers (including tariffs and quotas), environmental policies and privacy issues, and local statutory corporate governance rules;

•	risk of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) or similar regulations in other jurisdictions;

•	less favorable, or relatively undefined, intellectual property laws;

•	lack of sufficient or available locations from which to operate or inability to renew leases on terms that are acceptable to us or at all;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates or accounting rules and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws or accounting rules or restrictions on the transfer of funds to us from our operations outside the U.S.;

•	political and economic instability and unsafe working conditions;

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates; and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.

In particular, a significant portion of our manufacturing, design, support and storage operations are conducted in our facilities in China, and revenues associated with our China operations are important to our success. Therefore, our business, financial condition and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive and other factors in China. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector due to the intensely competitive and fluid market for labor, and the retention of adequate labor is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. We are also subject to risks associated with our subsidiaries organized in China. For example, regulatory and registration requirements and government approvals affect the financing that we can provide to our subsidiaries. If we fail to receive required registrations and approvals to fund our China subsidiaries, or if our ability to remit currency out of China is limited, then our business and liquidity could be adversely affected.

These factors may harm our results of operations. Also, any measures that we may implement to reduce risks of our international operations may not be effective, may increase our expenses and may require significant management time and effort. Entry into new international markets requires considerable management time as well as start-up expenses related to market, personnel and facilities development before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable.

Although we have implemented policies and procedures designed to cause compliance with the FCPA and similar laws, there can be no assurance that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies which could have a material adverse effect on our operations.

We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to identify future strategic acquisitions and adequately conduct due diligence, consummate these potential acquisitions on favorable terms, if at all, or if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

•	Financial risks, such as (1) overpayment; (2) an increase in our expenses and working capital requirements; (3) exposure to liabilities of the acquired businesses, with contractually-based time and monetary limitations on a seller’s obligation to indemnify us; (4) integration costs or failure to achieve synergy targets; (5) incurrence of additional debt; (6) valuation of goodwill and other intangible assets; (7) possible adverse tax and accounting effects; (8) the risk that we acquire manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue; (9) the risk that, in the future, we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses; and (10) costs associated with environmental risks including fines, remediation and clean-up.

•	Operating risks, such as (1) the diversion of management’s attention and resources to the integration of the acquired businesses and their employees and to the management of expanding operations; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the inability to attract and retain the employees necessary to support the acquired businesses; (7) potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of the transaction; (8) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; (9) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur; (10) the possibility that the acquired business’s past transactions or practices before our acquisition may lead to future commercial or regulatory risks; (11) the difficulty of presenting a unified corporate image and (12) the possibility that we will have unutilized capacity due to our acquisition activity.

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

Most of our acquisitions involve operations outside of the U.S., which are subject to various risks including those described in “Risk Factors – We derive a substantial majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense than our domestic operations.”

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

We have expanded the primary scope of our acquisitions strategy beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations. As we continue to pursue acquisitions that diversify our business into new industry sectors with new customers and services, the amount and scope of the risks associated may extend beyond those that we have traditionally faced in making acquisitions. These risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

We face risks arising from the restructuring of our operations.

Over the past several years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. The process of restructuring entails, among other activities, moving production between facilities, transferring programs from higher cost geographies to lower cost geographies, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.

Restructurings could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings, failure to achieve targeted cost savings, and failure to meet operational targets and customer requirements due to the restructuring process. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed of our ability to reduce our manufacturing capacity and workforce.

When financial markets experience significant turmoil, the financial arrangements we may need to enter into, refinance or repay and our customers may be adversely affected.

Credit market turmoil could negatively impact the counterparties and lenders to our forward foreign exchange contracts, trade accounts receivable securitization and sale programs, unsecured credit and term loan facilities, various foreign subsidiary credit facilities and other debt facilities. These potential negative impacts could limit our ability to borrow under these financing agreements, contracts, facilities and programs or renew or obtain future additional financing. Credit market turmoil could also negatively impact certain of our customers and certain of their respective customers, which could cause them to reduce or cancel their orders and have a negative effect on our results of operations.

We can offer no assurance under the uncommitted trade accounts receivable sales programs that if we attempt to sell receivables through such programs in the future that we will receive funding from the associated banks, which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

We are subject to increasingly extensive government regulations and industry standards; a failure to comply with current and future regulations and standards could have an adverse effect on our business, customer relationships, reputation and profitability.

We are subject to extensive government regulation and industry standards relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support, privacy and data protection, the regulations that apply to government contracts, and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

If we manufacture products containing design or manufacturing defects, demand for our services may decline, our reputation may be damaged and we may be subject to liability claims.

Our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims. Any of these actions could increase our expenses, reduce our revenue or damage our reputation as a supplier to these customers.

We may face heightened liability risks specific to our medical device business as a result of additional healthcare regulatory related compliance requirements and the potential severe consequences (e.g., death or serious injury) that could result from manufacturing defects or malfunctions of the medical devices we manufacture or design.

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the U.S. Food and Drug Administration (“FDA”) and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) and current Good Manufacturing Practices (cGMP) requirements, which require manufacturers of medical devices to adhere to certain regulations and to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing inspection observations or a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. Beyond the FDA, our medical device business is subject to additional state and foreign regulatory requirements. In the event of noncompliance with these requirements, our reputation and business could suffer.

Compliance or the failure to comply with current and future environmental, health and safety, product stewardship and producer responsibility laws or regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those relating to the use, generation, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments and those relating to the recycling or reuse of products we manufacture. If we fail to comply with any present or future regulations or timely obtain any needed permits, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.

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

Our manufacturing, production and design processes and services may result in exposure to intellectual property infringement and other claims.

Providing manufacturing services can expose us to potential claims that products, designs or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Providing turnkey design solutions, and design and other services can expose us to different or greater potential liabilities than those we face providing just manufacturing services, including an increase in exposure to potential claims that products we design or supply, or materials or components we use, infringe third party property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components. Regardless of merits of any such claim, it could be time-consuming and expensive to resolve, and have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such licenses on reasonable terms or at all. Our customers may be required to or decide to discontinue products that are alleged to be infringing rather than face continued costs of defending infringement claims, and such discontinuance may result in a significant decrease in our business and/or could have a material adverse effect on our results of operations and financial position. These risks may be heightened in connection with our customer relationships with emerging companies.

Components we purchase, products we design and/or manufacture and/or services we provide may infringe the intellectual property rights of third parties, some of whom may hold key intellectual property rights in areas in which we operate. Our customers or suppliers could also become subject to infringement claims. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. Additionally, customers for our services in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against our customers, our suppliers or us for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims. In the event of a claim, we may be required to spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all. We, our suppliers or our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business, and could have a material adverse effect on our results of operations and financial position.

The success of certain aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights.

In certain circumstances, we strive to obtain and protect certain intellectual property rights related to solutions, designs, processes and products that we create. We believe that obtaining a significant level of protected proprietary technology may give us a competitive advantage. In addition to selectively relying on patent rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including non-disclosure agreements with our customers, employees and suppliers and our internal security systems, policies and procedures to protect our know-how and trade secrets. However, we cannot be certain the measures we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our solutions, designs, processes and products, this could reduce or eliminate competitive advantages of our proprietary technology, which would harm our business and could have a material adverse effect on our results of operations and financial position.

Even if we take steps to protect certain intellectual property rights, these mechanisms may not afford complete or sufficient protection, and misappropriation may still occur. Further, there can be no assurance that we will be able to acquire or enforce our patent or other rights, if any, and that others will not independently develop similar know-how and trade secrets, or develop better production methods than us. We have not historically sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. Further, we may not be able to prevent current and former employees, contractors and other parties from breaching non-disclosure agreements and misappropriating proprietary information. If any of the foregoing occur, it could impair our ability to compete with others in our industry, result in a significant decrease in our business and/or could have material adverse effect on our results of operations and financial position.

Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We are currently in the process of completing the installation of an enterprise resource planning system in certain of our manufacturing facilities, which will replace the existing planning and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, could adversely affect our operations.

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We attempt to monitor and mitigate our exposure and modify our systems when warranted and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches and computer viruses. We regularly face attempts by others to access our information systems in an unauthorized manner, to introduce malicious software to such systems or both. The increased use of mobile technologies can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures we choose to implement will be sufficient to protect the data we manage. Finally, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results.

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

Refer to Note 5 – “Income Taxes” to the Consolidated Financial Statements for details of the field examinations completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2012 through 2014 and fiscal years 2009 through 2011 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material adverse effect on our financial position, results of operations or cash flows, an unfavorable resolution could have a material adverse effect on our results of operations and financial condition.

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted, which could occur if we are unable to satisfy the conditions on which such incentives are based, if they are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions otherwise increase. It is not anticipated that any tax incentives will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how any expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Certain of our subsidiaries provide financing, products and services to, and may undertake certain significant transactions with, other subsidiaries in different jurisdictions. Several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. In addition, the Organization for Economic Cooperation and Development (“OECD”) released guidance related to Base Erosion and Profit Shifting (“BEPS”) which may result in legislative changes that could negatively impact our effective tax rate.

Our credit rating may be downgraded.

Our credit is and certain of our financial instruments are rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on the 8.250% Senior Notes and under the Credit Facility (as such terms are defined in 9 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements) is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

The Company has a number of debt facilities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 9 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for further details.

Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities, make substantial investments in our infrastructure or enter into a stock repurchase program, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. An increase in the level of our indebtedness, among other things, could:

•	make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business;

•	make us more vulnerable in the event of a downturn in our business; and

•	impact certain financial covenants that we are subject to in connection with our debt and asset-backed securitization programs.

There can be no assurance that we will be able to meet future debt service obligations.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows. If certain economic or fiscal issues occur, interest rates could rise, which would increase our interest costs and reduce our net income. Also, increased interest rates could make any future fixed interest rate debt obligations more expensive.

We are subject to risks of currency fluctuations and related hedging operations.

Although a significant number of our operations are located outside the United States, the majority of our business is conducted in U.S. dollars. Changes in exchange rates will affect our net revenue, cost of sales, operating margins and net income. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to hedge our exposure to exchange rate fluctuations. We believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful, if the counterparties to these hedging activities default on their obligations to us or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. In addition, certain countries in which we operate have adopted, or may adopt, currency controls requiring that local transactions be settled only in local currency. Such controls could require us to hedge larger amounts of local currency than we have in the past.

Energy price increases may negatively impact our results of operations.

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our facilities and transportation activities. An increase in energy prices, which have been volatile historically, could cause an increase in our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

We are subject to risks associated with natural disasters, climate change and global events.

Our operations and those of our customers and suppliers may be subject to natural disasters, climate change-related events, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as direct or indirect terrorist acts or acts of war, other natural or manmade disasters, boycotts and sanctions or widespread criminal activities. Such events could make it difficult or impossible to manufacture or to deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-source supplier programs on many of our materials, which we believe better enables us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short- or long-term, could have a material adverse effect on us.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments from the SEC staff regarding our periodic or current reports.

Item 2. Properties

We own or lease facilities located in the countries listed below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the approximate square footage for our facilities as of August 31, 2017:

Location	Approximate Square Footage	Description of Use
Austria	93,000	Manufacturing, Design
Belgium	66,000	Design
Brazil(2)	287,000	Manufacturing
Canada	12,000	Design
China(2), (3)	21,955,000	Manufacturing, Prototype Manufacturing, Design, Support, Storage
Finland	12,000	Design
France	100,000	Manufacturing
Germany	223,000	Design, Manufacturing, Support
Hungary(2)	1,207,000	Manufacturing, Storage
India(1)	641,000	Manufacturing, Support, Storage
Indonesia	210,000	Manufacturing
Ireland	353,000	Manufacturing
Israel	130,000	Manufacturing
Italy	331,000	Manufacturing, Storage
Japan	63,000	Manufacturing, Support
Malaysia	1,360,000	Manufacturing, Support, Storage
Mexico	3,304,000	Manufacturing, Support, Storage
The Netherlands	420,000	Manufacturing
Poland	705,000	Manufacturing, Storage
Russia(2)	64,000	Manufacturing
Scotland(2)	143,000	Manufacturing, Support
Singapore	214,000	Manufacturing, Design, Storage, Support
South Africa(2)	32,000	Manufacturing, Support
South Korea	1,000	Support
Spain	807,000	Manufacturing, Storage, Design, Support
Taiwan	1,185,000	Manufacturing, Design, Support
Ukraine	225,000	Manufacturing
United States(2)	7,637,000	Manufacturing, Prototype Manufacturing, Design, Prototype Design, Support, Storage
Vietnam	292,000	Manufacturing

Total as of August 31, 2017	42,072,000

As of August 31, 2017, our facilities consist of 18,523,000 square feet in facilities that we own, with the remaining 23,549,000 square feet in leased facilities. The majority of the square footage in the table above is active manufacturing space. The properties listed in the table above are reported in both the EMS and DMS operating segments, as both segments use these properties. Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards.

(1)	The facility located in Chennai, India is no longer used in our business operations.
(2)	A portion of the facilities located in Manaus and Valinhos, Brazil; Wuhan and Yantai, China; Colorado Springs, Colorado; St. Petersburg, Florida; Babolna, Korosladany and Nagyimand Hungary; Hanover Park, Illinois; Chaska, Minnesota; Tver, Russia; Livingston, Scotland; Black River and Midrand, South Africa; and Memphis, Tennessee are no longer used in business operations.
(3)	The properties in China include approximately 5.9 million square feet of leased property in Chengdu, approximately 4.4 million square feet of property in Huangpu (of which approximately 2.6 million is owned and approximately 1.8 million is leased) and approximately 5.5 million square feet of property in Wuxi (of which approximately 4.8 million is leased and 0.7 million is owned). Approximately 0.7 million square feet of the Chengdu facility is under construction, thus it is not currently used in our business operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low intraday sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated:

	High	Low
Fiscal Year Ended August 31, 2017
First Quarter (September 1, 2016 – November 30, 2016)	$23.85	$20.32
Second Quarter (December 1, 2016 – February 28, 2017)	$26.34	$20.43
Third Quarter (March 1, 2017 – May 31, 2017)	$30.00	$25.69
Fourth Quarter (June 1, 2017 – August 31, 2017)	$31.70	$28.27
Fiscal Year Ended August 31, 2016
First Quarter (September 1, 2015 – November 30, 2015)	$25.69	$18.43
Second Quarter (December 1, 2015 – February 29, 2016)	$26.00	$18.09
Third Quarter (March 1, 2016 – May 31, 2016)	$22.00	$16.78
Fourth Quarter (June 1, 2016 – August 31, 2016)	$21.25	$17.27

On October 10, 2017, the closing sales price for our common stock as reported on the New York Stock Exchange was $28.57. As of October 10, 2017, there were 1,444 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2017 and 2016:

Dividend Information

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
	January 26, 2017	$0.08	$15,051	February 15, 2017	March 1, 2017
	April 20, 2017	$0.08	$14,840	May 15, 2017	June 1, 2017
	July 20, 2017	$0.08	$14,698	August 15, 2017	September 1, 2017

Fiscal year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	$0.08	$15,947	February 16, 2016	March 1, 2016
	April 21, 2016	$0.08	$15,940	May 16, 2016	June 1, 2016
	July 21, 2016	$0.08	$15,575	August 15, 2016	September 1, 2016

We expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Stock Performance Graph

The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2017, with the cumulative stockholder return of the (1) S&P MidCap 400 Index, (2) Peer group that includes Celestica Inc., Catcher Technology Co., Ltd, Flextronics International Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

August 31	2012	2013	2014	2015	2016	2017
Jabil Inc.	100	102	98	89	99	149
S&P 400 Index – Total Returns	100	124	152	152	171	192
Peer Group	100	105	164	144	149	238

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
June 1, 2017 – June 30, 2017	521,962	$29.75	508,000	$54,276
July 1, 2017 – July 31, 2017	1,060,826	$29.89	1,051,600	$472,854
August 1, 2017 – August 31, 2017	763,140	$30.06	762,772	$449,928

Total	2,345,928	$29.91	2,322,372

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In June 2016, our Board of Directors authorized the repurchase of up to $400.0 million of our common stock as publicly announced in a press release issued on June 15, 2016. During the fourth quarter of fiscal year 2017, we repurchased 2.3 million shares, which utilized the remaining amount of the $400.0 million authorization.

(3)	In July 2017, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock as publicly announced in a press release issued on July 20, 2017 (the “2017 Share Repurchase Program”). The share repurchase program expires on August 31, 2018.

Item 6. Selected Financial Data

The following selected data is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, “Financial Statements and Supplementary Data” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended August 31,
	2017	2016	2015	2014	2013
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$19,063,121	$18,353,086	$17,899,196	$15,762,146	$17,249,493
Cost of revenue	17,517,478	16,825,382	16,395,978	14,736,543	16,037,303

Gross profit	1,545,643	1,527,704	1,503,218	1,025,603	1,212,190
Operating expenses:
Selling, general and administrative	907,702	924,427	862,647	675,730	614,295
Research and development	29,680	31,954	27,645	28,611	28,412
Amortization of intangibles	35,524	37,121	24,449	23,857	10,954
Restructuring and related charges	160,395	11,369	33,066	85,369	80,513
Loss on disposal of subsidiaries	2,112	—	—	7,962	—
Impairment of notes receivable and related charges	—	—	—	—	25,597

Operating income	410,230	522,833	555,411	204,074	452,419
Other expense	28,448	8,380	5,627	7,637	6,095
Interest income	(12,525)	(9,128)	(9,953)	(3,741)	(1,813)
Interest expense	138,074	136,536	128,091	128,055	121,023

Income from continuing operations before tax	256,233	387,045	431,646	72,123	327,114
Income tax expense	129,066	132,149	137,461	73,711	7,631

Income (loss) from continuing operations, net of tax	127,167	254,896	294,185	(1,588)	319,483

Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	—	(7,698)	20,554	50,608
(Loss) gain on sale of discontinued operations, net of tax	—	—	(875)	223,299	—

Discontinued operations, net of tax	—	—	(8,573)	243,853	50,608

Net income	127,167	254,896	285,612	242,265	370,091
Net (loss) income attributable to noncontrolling interests, net of tax	(1,923)	801	1,593	952	(1,391)

Net income attributable to Jabil Inc.	$129,090	$254,095	$284,019	$241,313	$371,482

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$0.71	$1.33	$1.51	$(0.01)	$1.58

Discontinued operations, net of tax	$0.00	$0.00	$(0.04)	$1.20	$0.25

Net income	$0.71	$1.33	$1.47	$1.19	$1.83

Diluted:
Income (loss) from continuing operations, net of tax	$0.69	$1.32	$1.49	$(0.01)	$1.54

Discontinued operations, net of tax	$0.00	$0.00	$(0.04)	$1.20	$0.24

Net income	$0.69	$1.32	$1.45	$1.19	$1.79

Weighted average shares outstanding:
Basic	181,902	190,413	193,689	202,497	203,096

Diluted	185,838	192,750	196,005	202,497	207,815

	August 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$(243,910)	$280,325	$191,168	$1,037,920	$955,811

Total assets	$11,095,995	$10,322,677	$9,591,600	$8,479,746	$9,153,781

Current installments of notes payable, long-term debt and capital lease obligations	$445,498	$45,810	$322,966	$12,960	$215,448

Notes payable, long-term debt and capital lease obligations, less current installments	$1,632,592	$2,074,012	$1,335,818	$1,669,585	$1,690,418

Total Jabil Inc. stockholders’ equity	$2,353,514	$2,438,171	$2,314,856	$2,241,828	$2,335,287

Cash dividends declared, per share	$0.32	$0.32	$0.32	$0.32	$0.32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the automotive and transportation, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries.

We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompass the act of producing tangible components that are built to customer specifications and are then provided to the customer.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is typically a lower-margin but high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. Our DMS segment is typically a higher-margin business and includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, healthcare, mobility and packaging industries.

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

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can try to respond appropriately as circumstances change.

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

See Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

In September 2017, our operations in Cayey, Puerto Rico received significant hurricane damage. While we are still assessing the impact to our operations, we anticipate asset impairments and costs associated with business interruptions during the first half of fiscal year 2018. We also expect that the majority of these costs will ultimately be offset by insurance coverage.

Summary of Results

Net revenues for fiscal year 2017 increased approximately 3.9% to $19.1 billion compared to $18.4 billion for fiscal year 2016 primarily due to increased revenues due to new business from existing customers in our consumer lifestyles and wearable technologies business, and new business from existing customers in our healthcare and mobility businesses.

The following table sets forth, for the fiscal years ended August 31, 2017, 2016 and 2015, certain key operating results and other financial information (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2017	2016	2015
Net revenue	$19,063,121	$18,353,086	$17,899,196
Gross profit	$1,545,643	$1,527,704	$1,503,218
Operating income	$410,230	$522,833	$555,411
Net income attributable to Jabil Inc.	$129,090	$254,095	$284,019
Net earnings per share - basic	$0.71	$1.33	$1.47
Net earnings per share - diluted	$0.69	$1.32	$1.45

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2017	2017	2017	2016
Sales cycle(1)	0 days	9 days	11 days	1 day
Inventory turns (annualized)	6 turns	6 turns	7 turns	7 turns
Days in accounts receivable(2)	25 days	29 days	29 days	27 days
Days in inventory(3)	58 days	59 days	55 days	48 days
Days in accounts payable(4)	83 days	79 days	73 days	74 days

Three Months Ended
	August 31,	May 31,	February 29,	November 30,
	2016	2016	2016	2015
Sales cycle(1)	3 days	7 days	13 days	6 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	8 turns
Days in accounts receivable	28 days	27 days	30 days	29 days
Days in inventory	54 days	52 days	51 days	48 days
Days in accounts payable(4)	79 days	72 days	68 days	71 days

(1)	The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)	During the three months ended August 31, 2017, the decrease in days in accounts receivable from the prior sequential quarter was primarily due to the timing of sales and collections activity.
(3)	During the three months ended February 28, 2017, days in inventory increased as compared to the prior sequential quarter: (i) as a result of lower production in the DMS segment due to reduced consumer demand in the mobility business and (ii) to support expected revenue levels in the third quarter of fiscal year 2017.
(4)	During the three months ended August 31, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to higher materials purchases during the quarter due to increased demand in the mobility business as well as the timing of purchases and cash payments for purchases during the quarter. During the three months ended May 31, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended August 31, 2016, the increase in days in accounts payable from the prior sequential quarter was primarily due to the timing of purchases and cash payments for purchases and higher materials purchases during the quarter.

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

Revenue Recognition

We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible components that are built to customer specifications, which are then provided to the customer. We recognize manufacturing services revenue when such tangible components are shipped to or the goods are received by the customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured (net of estimated returns). We also derive revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized upon completion and acceptance by the respective customer. Upfront payments from customers are recorded upon receipt as deferred income and are recognized as revenue as the related manufacturing services are provided.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to receivables not expected to be collected from our customers. This allowance is based on management’s assessment of specific customer balances after considering the age of receivables and financial stability of the customer. If there is an adverse change in the financial condition and circumstances of our customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

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

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2017 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the Consolidated Financial Statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense

For the fiscal year ended August 31, 2017, the Company recorded an income tax benefit of $27.5 million related to the reversal of deferred tax asset valuation allowances in certain non-U.S. jurisdictions. The Company’s assessment included consideration of all available positive and negative evidence including, among other recent evidence, historical cumulative operating income, projected future taxable income and recent utilization of non-U.S. tax credit carryforwards.

The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report (“RAR”) on May 27, 2015, which was updated on June 22, 2016. The IRS completed its field examination of our tax returns for fiscal years 2012 through 2014 and issued an RAR on April 19, 2017. The proposed adjustments in the RAR from both examination periods relate primarily to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, our income tax payments due for the fiscal years 2009 through 2011 and fiscal years 2012 through 2014 would be approximately $28.6 million and $5.3 million, respectively, after utilization of tax loss carry forwards available through fiscal year 2014. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest, and penalties is not practicable.

We disagree with the proposed adjustments and intend to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties that are significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that management’s beliefs will be realized. For further discussion related to our income taxes, refer to Note 5 — “Income Taxes” to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 17 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the fiscal year ended August 31, 2017, 2016 and 2015, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2017	2016	2015
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	91.9	91.7	91.6

Gross profit	8.1	8.3	8.4
Operating expenses:
Selling, general and administrative	4.8	5.0	4.8
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.2	0.2	0.1
Restructuring and related charges	0.8	0.1	0.2

Operating income	2.1	2.8	3.1
Other expense	0.2	0.0	0.0
Interest income	(0.1)	(0.0)	(0.1)
Interest expense	0.7	0.7	0.7

Income before income tax	1.3	2.1	2.5
Income tax expense	0.7	0.7	0.8

Net income	0.6	1.4	1.7
Net income attributable to noncontrolling interests, net of tax	(0.0)	0.0	—

Net income attributable to Jabil Inc.	0.6%	1.4%	1.7%

The Fiscal Year Ended August 31, 2017 compared to the Fiscal Year Ended August 31, 2016

Net Revenue. Net revenue increased 3.9% to $19.1 billion during the fiscal year ended August 31, 2017, compared to $18.4 billion during the fiscal year ended August 31, 2016. The DMS segment revenues increased 9% as a result of a 4% increase in revenues due to new business from existing customers in our consumer lifestyles and wearable technologies business, a 3% increase in revenues due to new business from existing customers in our healthcare business and a 2% increase in revenues from existing customers within our mobility business. EMS segment revenues remained relatively consistent due to a mix of increases and decreases spread across various industries within the EMS segment, with no one change being significant individually.

Generally, we assess revenue on a global customer basis regardless of whether the growth is associated with organic growth or as a result of an acquisition. Accordingly, we do not differentiate or separately report revenue increases generated by acquisitions as opposed to existing business. In addition, the added cost structures associated with our acquisitions have historically been relatively insignificant when compared to our overall cost structure.

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including the following: fluctuations in customer demand as a result of recessionary and other conditions, such as the less than anticipated product demand that we have experienced in our mobility business; efforts to diversify certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2017	2016	2015
EMS	58%	60%	60%
DMS	42%	40%	40%

Total	100%	100%	100%

Foreign source revenue represented 91.4% and 90.7%, respectively, of our net revenue for the fiscal years ended August 31, 2017 and 2016.

Gross Profit. Gross profit remained relatively consistent on an absolute basis and as a percent of revenue at $1.5 billion (8.1% of net revenue) during the fiscal year ended August 31, 2017, compared to $1.5 billion (8.3% of net revenue) during the fiscal year ended August 31, 2016.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $907.7 million (4.8% of net revenue) during the fiscal year ended August 31, 2017, compared to $924.4 million (5.0% of net revenue) during the fiscal year ended August 31, 2016. The decrease resulted primarily from a $21.0 million reversal of stock-based compensation expense during fiscal year 2017 due to decreased expectations for the vesting of certain performance-based restricted stock awards. The decrease was partially offset by an increase in salary and salary-related expenses and other costs.

Research and Development. Research and development expenses remained relatively consistent at $29.7 million (0.2% of net revenue) during the fiscal year ended August 31, 2017, compared to $32.0 million (0.2% of net revenue) during the fiscal year ended August 31, 2016.

Amortization of Intangibles. Amortization of intangibles decreased to $35.5 million during the fiscal year ended August 31, 2017 compared to $37.1 million during the fiscal year ended August 31, 2016. The decrease is due to certain intangible assets that were fully amortized during fiscal year 2016.

Restructuring and Related Charges.

Following is a summary of our restructuring and related charges (in thousands):

	Fiscal Year Ended August 31,
	2017(2)	2016(3)
Employee severance and benefit costs	$56,834	$8,845
Lease costs	3,966	(43)
Asset write-off costs	94,346	1,170
Other related costs	5,249	1,397

Total restructuring and related charges(1)	$160,395	$11,369

(1)	Includes $51.3 million and $10.7 million recorded in the EMS segment, $82.4 million and $0.8 million recorded in the DMS segment and $26.7 million and $(0.1) million of non-allocated charges for the fiscal years ended August 31, 2017 and 2016, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Includes employee severance and benefit costs of $52.2 million and $4.6 million, lease costs of $4.0 million and $0.0 million, asset write-off costs of $94.2 million and $0.1 million and other related costs of $3.8 million and $1.5 million for the 2017 Restructuring Plan and the 2013 Restructuring Plan, respectively, which are discussed in greater detail below.
(3)	Costs relate to the restructuring plan approved by the Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”) which was intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses.

2017 Restructuring Plan

On September 15, 2016, our Board of Director’s formally approved a restructuring plan to better align our global capacity and administrative support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General and Administrative cost base and capacity realignment in higher cost locations (the “2017 Restructuring Plan”).

Upon completion of the 2017 Restructuring Plan, we expect to recognize approximately $195.0 million in restructuring and related charges. We incurred $154.2 million of costs during fiscal year 2017 and anticipate incurring the remaining costs during fiscal year 2018 for employee severance and benefits costs, asset write-off costs and other related costs.

The 2017 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2019 in the range of $70.0 million to $90.0 million. During fiscal year 2017, we realized costs savings of $25.0 million. The annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense.

2013 Restructuring Plan

As of August 31, 2017, the 2013 Restructuring Plan was substantially complete.

See Note 15 – “Restructuring and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 and 2013 Restructuring Plans.

Other Expense. Other expense increased to $28.4 million for the fiscal year ended August 31, 2017 compared to $8.4 million for the fiscal year ended August 31, 2016. The increase is primarily due to an other than temporary impairment on available for sale securities of $11.5 million, an increase in fees associated with the asset-backed securitization programs and a loss associated with a cost method investment.

Interest Income. Interest income increased to $12.5 million during the fiscal year ended August 31, 2017, compared to $9.1 million during the fiscal year ended August 31, 2016 due to increased investments.

Interest Expense. Interest expense remained relatively consistent at $138.1 million during the fiscal year ended August 31, 2017, compared to $136.5 million during the fiscal year ended August 31, 2016.

Income Tax Expense. Income tax expense reflects an effective tax rate of 50.4% for the fiscal year ended August 31, 2017, compared to an effective tax rate of 34.1% for the fiscal year ended August 31, 2016. The increase in the effective tax rate was primarily due to decreased income in jurisdictions with low tax rates and increased losses in jurisdictions with existing valuation allowances, which was partially due to an increase in restructuring expense, and increased income in jurisdictions with high tax rates. This effective tax rate increase was partially offset by an income tax benefit of $27.5 million for the reversal of valuation allowances related to non-U.S. jurisdictions.

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

Foreign source revenue represented 90.7% and 88.0%, respectively, of our net revenue for fiscal years 2016 and 2015.

Gross Profit. Gross profit remained relatively consistent at $1.5 billion (8.3% of net revenue) during the fiscal year ended August 31, 2016, compared to $1.5 billion (8.4% of net revenue) during the fiscal year ended August 31, 2015.

Selling, General and Administrative. Selling, general and administrative expenses increased to $924.4 million (5.0% of net revenue) for fiscal year 2016 compared to $862.6 million (4.8% of net revenue) for fiscal year 2015. Selling, general and administrative expenses as a percentage of net revenue remained relatively consistent with the same period of the prior fiscal year. Selling, general and administrative expenses on a gross basis increased during the fiscal year ended August 31, 2016 as compared to the fiscal year ended August 31, 2015, primarily due to increases in salary and salary-related expenses and other costs due to increased headcount to support the continued growth of our business.

Research and Development. Research and development expenses increased to $32.0 million (0.2% of net revenue) during the fiscal year ended August 31, 2016, compared to $27.6 million (0.2% of net revenue) during the fiscal year ended August 31, 2015, primarily as the result of new projects in targeted growth sectors.

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

Other Expense. Other expense increased to $8.4 million for the fiscal year ended August 31, 2016 compared to $5.6 million for the fiscal year ended August 31, 2015. The increase was primarily due to an increase in fees associated with the asset-backed securitization programs as a result of an increase in receivables sold.

Interest Income. Interest income remained relatively consistent at $9.1 million during the fiscal year ended August 31, 2016, compared to $10.0 million during the fiscal year ended August 31, 2015.

Interest Expense. Interest expense increased to $136.5 million during the fiscal year ended August 31, 2016, compared to $128.1 million during the fiscal year ended August 31, 2015. The increase was due to interest expense associated with the Term Loan Facility entered into on July 6, 2015, (see Note 9 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements).

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

Non-U.S. GAAP (Core) Financial Measures

The following discussion and analysis of our financial condition and results of operations include certain non-U.S. GAAP financial measures as identified in the reconciliation below. The non-U.S. GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-U.S. GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-U.S. GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Also, our “core” financial measures should not be construed as an inference by us that our future results will be unaffected by those items that are excluded from our “core” financial measures.

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, other than temporary impairment on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-U.S. GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.

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

We are reporting “core” operating income and “core” earnings to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-U.S. GAAP financial measures.

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Operating income (U.S. GAAP)	$410,230	$522,833	$555,411
Amortization of intangibles	35,524	37,121	24,449
Stock-based compensation expense and related charges	48,544	58,997	62,563
Restructuring and related charges	160,395	11,369	33,066
Distressed customer charges(1)	10,198	—	—
Acquisition costs and certain purchase accounting adjustments(2)	—	—	(5,480)
Loss on disposal of subsidiaries	2,112	—	—

Core operating income (Non-U.S. GAAP)	$667,003	$630,320	$670,009

Net income attributable to Jabil Inc. (U.S. GAAP)	$129,090	$254,095	$284,019
Amortization of intangibles	35,524	37,121	24,449
Stock-based compensation expense and related charges	48,544	58,997	62,563
Restructuring and related charges	160,395	11,369	33,066
Distressed customer charges(1)	10,198	—	—
Other than temporary impairment on securities(3)	11,539	—	—
Acquisition costs and certain purchase accounting adjustments(2)	—	—	(5,480)
Loss on disposal of subsidiaries	2,112	—	—
Loss from discontinued operations	—	—	7,689
Loss on sale of discontinued operations	—	—	300
Adjustment for taxes	(4,726)	(2,483)	(436)

Core earnings (Non-U.S. GAAP)	$392,676	$359,099	$406,170

Earnings per share (U.S. GAAP):
Basic	$0.71	$1.33	$1.47

Diluted	$0.69	$1.32	$1.45

Core earnings per share (Non-U.S. GAAP):
Basic	$2.16	$1.89	$2.10

Diluted	$2.11	$1.86	$2.07

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP and Non-U.S. GAAP):
Basic	181,902	190,413	193,689

Diluted	185,838	192,750	196,005

(1)	Charges relate to the disengagement with an energy customer during fiscal year 2017.
(2)	This relates to the recognition of a final purchase price adjustment for an acquisition which was settled during fiscal year 2015.
(3)	This relates to an other than temporary impairment on available for sale securities during fiscal year 2017.

Core operating income and earnings increased 5.8% and 9.4%, respectively, during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Fiscal Year Ended August 31, 2017 compared to the Fiscal Year Ended August 31, 2016.”

Core operating income and earnings decreased 5.9% and 11.6%, respectively, during the fiscal year ended August 31, 2016 compared to the fiscal year ended August 31, 2015. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Fiscal Year Ended August 31, 2016 compared to the Fiscal Year Ended August 31, 2015.”

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2017 and 2016 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2017				Fiscal Year 2016
	Aug. 31, 2017	May 31, 2017	Feb. 28, 2017	Nov. 30, 2016	Aug. 31, 2016	May 31, 2016	Feb. 29, 2016	Nov. 30, 2015
	(in thousands, except for per share data)
Net revenue	$5,023,029	$4,489,557	$4,445,637	$5,104,898	$4,430,763	$4,310,752	$4,403,594	$5,207,977
Cost of revenue	4,597,211	4,163,142	4,083,733	4,673,392	4,107,114	3,989,665	4,004,161	4,724,442

Gross profit	425,818	326,415	361,904	431,506	323,649	321,087	399,433	483,535
Operating expenses:
Selling, general and administrative	241,823	233,884	217,943	214,052	208,334	239,646	224,905	251,547
Research and development	7,698	7,274	7,085	7,623	7,521	7,675	8,465	8,292
Amortization of intangibles	9,262	9,174	8,766	8,322	10,971	9,711	8,599	7,840
Restructuring and related charges	46,866	32,700	44,927	35,902	3,020	4,460	2,535	1,353
Loss on disposal of subsidiaries	2,112	—	—	—	—	—	—	—

Operating income	118,057	43,383	83,183	165,607	93,803	59,595	154,929	214,503
Other expense	4,576	15,821	3,371	4,680	2,034	2,412	2,167	1,765
Interest income	(4,118)	(3,663)	(2,289)	(2,455)	(2,475)	(2,302)	(2,287)	(2,064)
Interest expense	35,987	35,443	33,800	32,844	34,027	35,212	34,262	33,035

Income (loss) before income tax	81,612	(4,218)	48,301	130,538	60,217	24,273	120,787	181,767
Income tax expense	35,571	21,481	28,177	43,837	21,510	18,434	42,354	49,852

Net income (loss)	46,041	(25,699)	20,124	86,701	38,707	5,839	78,433	131,915

Net income (loss) attributable to noncontrolling interests, net of tax	362	(418)	(541)	(1,326)	642	626	(497)	30

Net income (loss) attributable to Jabil Inc.	$45,679	$(25,281)	$20,665	$88,027	$38,065	$5,213	$78,930	$131,885

Earnings (loss) per share attributable to the stockholders of Jabil Inc.
Basic	$0.26	$(0.14)	$0.11	$0.48	$0.20	$0.03	$0.41	$0.69

Diluted	$0.25	$(0.14)	$0.11	$0.47	$0.20	$0.03	$0.41	$0.68

Weighted average shares outstanding:
Basic	178,697	181,038	182,632	185,292	189,139	191,206	190,957	190,355

Diluted	182,977	181,038	185,010	187,856	191,602	193,069	193,294	193,243

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2017				Fiscal Year 2016
	Aug. 31, 2017	May 31, 2017	Feb. 28, 2017	Nov. 30, 2016	Aug. 31, 2016	May 31, 2016	Feb. 29, 2016	Nov. 30, 2015
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.5	92.7	91.9	91.5	92.7	92.6	90.9	90.7

Gross profit	8.5	7.3	8.1	8.5	7.3	7.4	9.1	9.3
Operating expenses:
Selling, general and administrative	4.8	5.2	4.9	4.2	4.7	5.5	5.1	4.8
Research and development	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Amortization of intangibles	0.2	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Restructuring and related charges	0.9	0.7	1.0	0.7	0.1	0.1	0.1	0.0
Loss on disposal of subsidiaries	0.0	—	—	—	—	—	—	—

Operating income	2.4	1.0	1.8	3.2	2.1	1.4	3.5	4.1
Other expense	0.1	0.4	0.1	0.1	0.0	0.1	0.0	0.0
Interest income	(0.1)	(0.1)	(0.1)	(0.1)	—	(0.1)	(0.1)	(0.0)
Interest expense	0.7	0.8	0.8	0.6	0.8	0.8	0.8	0.6

Income (loss) before income tax	1.7	(0.1)	1.0	2.6	1.3	0.6	2.8	3.5
Income tax expense	0.7	0.5	0.6	0.9	0.5	0.4	1.0	1.0

Net income (loss)	1.0	(0.6)	0.4	1.7	0.8	0.2	1.8	2.5
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	(0.0)	(0.0)	(0.0)	0.0	0.0	(0.0)	0.0

Net income (loss) attributable to Jabil Inc.	1.0%	(0.6)%	0.4%	1.7%	0.8%	0.2%	1.8%	2.5%

Acquisitions and Expansion

As discussed in Note 16 – “Business Acquisitions” to the Consolidated Financial Statements, we completed one acquisition during the fiscal year ended August 31, 2017 and three acquisitions during the fiscal year ended August 31, 2016. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition.

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter which ends on November 30, due to higher demand for consumer-related products during the holiday selling season.

Liquidity and Capital Resources

We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities, additional proceeds available under our asset-backed securitization programs and under our uncommitted trade accounts receivable sale programs, cash on hand, funds provided by operations and the access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, share repurchases, any potential acquisitions and our working capital requirements for the next 12 months.

Cash and Cash Equivalents

As of August 31, 2017, we had approximately $1.2 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $841.1 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

During fiscal year 2017, we repatriated $225.9 million of current year foreign earnings to our U.S. operations, which did not result in tax expense due to a current year operating loss and valuation allowance in the U.S. As of August 31, 2017, we intend to repatriate pre-acquisition undistributed earnings of $188.5 million related to Nypro and a portion of our remaining current year foreign earnings to our U.S. operations from cash and cash equivalents held by our foreign subsidiaries. In connection with this future repatriation of earnings, we have a deferred tax liability of approximately $86.2 million at August 31, 2017. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries outside the U.S.

Notes Payable and Credit Facilities

Following is summary of principal debt payments and debt issuance for our notes payable and credit facilities (in thousands):

						Borrowings		Total notes
						under		payable
	7.750%	8.250%	5.625%	4.700%	4.900%	revolving	Borrowings	and
	Senior	Senior	Senior	Senior	Senior	credit	under	credit
	Notes	Notes(1)	Notes	Notes	Notes	facilities(2)	loans(3)	facilities
Balance as of August 31, 2015	$309,511	$397,599	$395,321	$495,387	$—	$323	$30,410	$1,628,551
2016 borrowings	—	—	—	—	300,000	6,104,063	500,000	6,904,063
2016 payments	(312,000)	—	—	—	—	(6,104,327)	(28,440)	(6,444,767)
Other	2,489	953	891	654	(1,671)	(59)	240	3,497

Balance as of August 31, 2016	—	398,552	396,212	496,041	298,329	—	502,210	2,091,344
2017 borrowings	—	—	—	—	—	7,434,107	—	7,434,107
2017 payments	—	—	—	—	—	(7,434,107)	(43,922)	(7,478,029)
Other	—	954	892	655	242	—	107	2,850

Balance as of August 31, 2017	$—	$399,506	$397,104	$496,696	$298,571	$—	$458,395	$2,050,272

Maturity Date	July 15, 2016	March 15, 2018	Dec.15, 2020	Sept.15, 2022	July 14, 2023	July 6, 2020(2)	July 6, 2020(3)
Original Facility/ Maximum Capacity	$312.0 million	$400.0 million	$400.0 million	$500.0 million	$300.0 million	$1.9 billion(2)	$502.6 million(3)

(1)	We believe that our cash on hand and available borrowing under our credit facilities will be adequate to fund the payment of the 8.250% Senior Notes. However, we anticipate that we will enter into a new borrowing agreement to repay our 8.250% Senior Notes prior to maturity.
(2)	On July 6, 2015, we entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, be increased to $2.0 billion and (ii) a $500.0 million five-year delayed draw Term Loan Facility, (collectively the “Credit Facility”). Both the Revolving Credit Facility and the Term Loan Facility expire on July 6, 2020. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion.

As of August 31, 2017, the interest rate on the Revolving Credit Facility borrowings ranged from 2.4% to 4.4% and the interest rate on the Term Loan Facility was 2.6%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.650% above the base rate or 1.000% to 1.650% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 1.000% above the base rate or 1.125% to 2.000% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero.

As of August 31, 2017, our foreign subsidiaries have various additional credit facilities that finance their future growth and any corresponding working capital needs. The foreign subsidiary credit facilities incur interest at fixed and variable rates ranging from 1.2% to 3.5%.

As of August 31, 2017, we had $1.9 billion in available unused borrowing capacity under our revolving credit facilities. We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our Revolving Credit Facility and our other credit facilities as well as additional public and private offerings of our debt and equity. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common stock.

(3)	In addition to the Term Loan Facility described above, as of August 31, 2017, we have borrowings outstanding to fund working capital needs. These additional loans are approximately $2.1 million and have interest rates ranging from 0.0% to 10.0%.

Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources. The current shelf registration statement expires in the first quarter of fiscal year 2018 and we expect to file a new registration statement prior to its expiration.

Our Senior Notes and our Credit Facility contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2017 and 2016, we were in compliance with all covenants under our Senior Notes and Credit Facility. Refer to Note 9 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for further details.

Asset-Backed Securitization and Trade Accounts Receivable Sale Programs

Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable, at a discount, under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to: (i) conduits administered by unaffiliated financial institutions and (ii) an unaffiliated financial institution. Any portion of the purchase price for the receivables not paid in cash upon the sale occurring is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected.

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds(1)	Expiration Date
North American(2)	$200.0 million	October 20, 2017
Foreign	$400.0 million	May 1, 2018

(1)	Maximum amount available at any one time.
(2)	On October 18, 2017, the program was extended to November 17, 2017.

In connection with our asset-backed securitization programs, as of August 31, 2017, we sold $1.2 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $590.9 million and recorded a deferred purchase price receivable of $568.7 million. As of August 31, 2017, we had up to $11.1 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of August 31, 2017 and 2016, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 3 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the five trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, at a discount, on an ongoing basis:

Program	Maximum Amount (1)	Type of Facility	Expiration Date
A	$756.5 million(2)	Uncommitted	August 31, 2022
B	$150.0 million	Uncommitted	August 31, 2018
C	800.0 million CNY	Uncommitted	February 15, 2018
D	$100.0 million	Uncommitted	November 1, 2018(3)
E	$50.0 million	Uncommitted	August 25, 2018

(1)	Maximum amount available at any one time.
(2)	The maximum amount under the program was increased during the fourth quarter of fiscal year 2017 and will be reduced to $650.0 million on February 1, 2018.
(3)	Any party may elect to terminate the agreement upon 15 days prior notice.

During the fiscal year ended August 31, 2017, we sold $3.0 billion of trade accounts receivable under these programs and we received cash proceeds of $3.0 billion. As of August 31, 2017, we had up to $613.7 million in available liquidity under our trade accounts receivable sale programs.

Capital Expenditures

We currently anticipate that during the next 12 months, our net capital expenditures, which do not include any amounts spent on acquisitions, will be approximately $700.0 million, principally to support ongoing business in the DMS and EMS segments.

Cash Flows

The following table sets forth, for the fiscal years ended August 31, selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Net cash provided by operating activities	$1,256,643	$916,207	$1,240,528
Net cash used in investing activities	(579,465)	(1,179,981)	(1,121,447)
Net cash (used in) provided by financing activities	(404,546)	253,512	(162,795)
Effect of exchange rate changes on cash and cash equivalents	5,228	8,358	(42,572)

Net increase (decrease) in cash and cash equivalents	$277,860	$(1,904)	$(86,286)

Net cash provided by operating activities during the fiscal year ended August 31, 2017 resulted primarily from net income, an increase in non-cash expenses, accounts payable and accrued expenses and other liabilities, partially offset by an increase in inventories and accounts receivable. The increase in accounts payable, accrued expenses and other liabilities was primarily due to an increase in materials purchases due to increased demand in the mobility business, advance deposits from customers and the timing of purchases and cash payments. The increase in inventories supports expected sales levels in the first quarter of fiscal year 2018 and also is due to increased demand. The increase in accounts receivable is primarily driven by the timing of sales and cash collections activity as well as higher sales levels.

Net cash used in investing activities during the fiscal year ended August 31, 2017 consisted primarily of: (i) capital expenditures principally to support ongoing business in the DMS and EMS segments and (ii) cash paid for the acquisition of Lewis Engineering, including certain intangible assets, net of cash received, which were partially offset by proceeds from the sale of property, plant and equipment.

Net cash used in financing activities during the fiscal year ended August 31, 2017, was primarily due to: (i) payments for debt agreements, (ii) the repurchase of our common stock and (iii) dividend payments. Net cash used in financing activities was partially offset by: (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

Dividends and Share Repurchases

Following is a summary of the dividends and share repurchases for the fiscal years ended August 31, 2017 and 2016 (in thousands):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal year 2016	$62,436	$148,185	$210,621
Fiscal year 2017	59,959	306,397	366,356

Total	$122,395	$454,582	$576,977

(1)	The difference between dividends declared and dividends paid is due to dividend equivalents for unvested restricted stock units that are paid at the time the awards vest.
(2)	Excludes commissions.

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors (the “Board”) each quarter following its review of our financial performance.

In the fourth quarter of fiscal year 2015, our Board authorized the repurchase of $100.0 million of our common stock during the twelve-month period following the authorization (the “2015 Share Repurchase Program”). During the first quarter of fiscal year 2016, we repurchased 2.8 million shares for approximately $54.5 million, which utilized the remaining amount outstanding under the 2015 Share Repurchase Program.

In June 2016, the Board authorized the repurchase of up to $400.0 million of our common stock (the “2016 Share Repurchase Program”). As of August 31, 2017, $400.0 million of shares had been repurchased under the 2016 Share Repurchase Program, which utilized the total amount authorized by the Board.

In July 2017, the Board authorized the repurchase of up to $450.0 million of our common stock (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program expires on August 31, 2018. As of October 10, 2017, $32.9 million of shares had been repurchased under the 2017 Share Repurchase Program.

Contractual Obligations

Our contractual obligations as of August 31, 2017 are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations	$2,078,090	$445,498	$415,689	$400,870	$816,033
Future interest on notes payable, long-term debt and capital lease obligations(1)	344,313	91,690	144,205	86,171	22,247
Operating lease obligations	533,366	101,186	160,963	112,872	158,345
Non-cancelable purchase order obligations(2)	245,692	245,028	664	—	—
Pension and postretirement contributions and payments(3)	10,475	3,338	1,129	1,359	4,649

Total contractual cash obligations(4)	$3,211,936	$886,740	$722,650	$601,272	$1,001,274

(1)	Consists of interest on notes payable, long-term debt and capital lease obligations outstanding as of August 31, 2017. Certain of our notes payable and long-term debt pay interest at variable rates. We have applied estimated interest rates to determine the value of these expected future interest payments.
(2)	Consists of purchase commitments entered into as of August 31, 2017 for property, plant and equipment pursuant to legally enforceable and binding agreements.

(3)	Includes the estimated company contributions to funded pension plans during fiscal year 2018 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2018 through 2027. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(4)	As of August 31, 2017, we have $100.9 million recorded as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative or trading purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values.

The forward contracts (both those that are designated and not designated as accounting hedging instruments) will generally expire in less than three months, with 11 months being the maximum term of the contracts outstanding as of August 31, 2017. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are primarily denominated in Chinese yuan renminbi, Euros, Indian rupees and Mexican pesos.

Based on our overall currency rate exposures as of August 31, 2017, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative or trading purposes. We place cash and cash equivalents with various major financial institutions.

During fiscal year 2016, we entered into forward starting swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The forward starting swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward starting swaps are scheduled to expire on March 15, 2018. If the anticipated debt issuance occurs before March 15, 2018, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward starting swap transactions are recorded on our Consolidated Balance Sheets as a component of accumulated other comprehensive income (“AOCI”).

During fiscal year 2016, we entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, we pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on September 30, 2016 and are scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded on our Consolidated Balance Sheets as a component of AOCI.

We pay interest on several of our outstanding borrowings at variable interest rates. There were $456.3 million in borrowings outstanding under variable interest rate debt facilities as of August 31, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 9 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2017. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. Management’s report on internal control over financial reporting as of August 31, 2017 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2017, which is incorporated herein at Item 15.

Our management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2017.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2017, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant”.

The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2017 (“2017 Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Compensation Matters – Compensation Discussion and Analysis”, “Corporate Governance and Board of Directors Matters – Director Compensation”, “Corporate Governance and Board of Directors Matters – Compensation Committee Interlocks and Insider Participation” in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the captions “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” and “Compensation Matters – Equity Compensation Plan Information” in our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance and Board of Directors Matters”, “Related Party Transactions – Certain Related Party Transactions”, “Determinations of Director Independence” in our 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services” in our 2017 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.	Exhibits. See Item 15(b) below.

(b)	Exhibits. The following exhibits are included as part of, or incorporated by reference into, this Report.

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Registrant’s Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2017.)

3.2	—	Registrant’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2017.)

4.1	—	Form of Certificate for Shares of the Registrant’s Common Stock. (Incorporated by reference to Exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.)(P)

4.2	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.)

4.3	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.)

4.4	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.)

4.5	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.)

4.6	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.)

4.7	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.)

4.8	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.)

4.9	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.)

10.1†	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.)

10.2†	—	Restated cash or deferred profit sharing plan under section 401(k). (Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.)(P)

10.3†	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors. Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.)(P)

10.4†	—	Jabil 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.)

10.4a	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form). (Incorporated by reference to Exhibit 10.6.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.)

10.4b	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form). (Incorporated by reference to Exhibit 10.6.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.)

10.4c	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form). (Incorporated by reference to Exhibit 10.6.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.)

Exhibit No.		Description

10.4d	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form). (Incorporated by reference to Exhibit 10.6.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.)

10.4e	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form). (Incorporated by reference to Exhibit 10.5f to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2009.)

10.4f	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form). (Incorporated by reference to Exhibit 10.5f to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.)

10.4g	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form). (Incorporated by reference to Exhibit 10.5g to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.)

10.4h	—	Form of Stock Appreciation Right Agreement (prior form). (Incorporated by reference to Exhibit 10.6.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2005.)

10.4i†	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.)

10.4j†	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.)

10.5†	—	Jabil 2011 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Appendix B to the Registrant’s Proxy Statement Schedule 14A (File No. 001-14063) filed on December 9, 2016.)

10.6†	—	Jabil 2011 Stock Award and Incentive Plan, as Amended and Restated. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement Schedule 14A (File No. 001-14063) filed on December 9, 2016.)

10.6a	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2011.)

10.6b	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2011.)

10.6c	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2011.)

10.6d	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU2). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended November 30, 2013.)

10.6e	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU2). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended November 30, 2013.)

10.6f	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer2). (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended November 30, 2013.)

10.6g	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU3). (Incorporated by reference to Exhibit 10.7g to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.)

Exhibit No.		Description

10.6h	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU3). (Incorporated by reference to Exhibit 10.7h to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.)

10.6i	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS-Non-Officer3). (Incorporated by reference to Exhibit 10.7i to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.)

10.6j	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS-Officer – EU4). (Incorporated by reference to Exhibit 10.6j to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.)

10.6k	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS-Officer – Non-EU4). (Incorporated by reference to Exhibit 10.6k to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.)

10.6l	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer4). (Incorporated by reference to Exhibit 10.6l to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.)

10.6m	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU5). (Incorporated by reference to Exhibit 10.6m to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2016.)

10.6n	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU5). (Incorporated by reference to Exhibit 10.6n to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2016.)

10.6o	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer5). (Incorporated by reference to Exhibit 10.6o to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2016.)

10.6p	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – EU). (Incorporated by reference to Exhibit 10.6m to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.)

10.6q	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – Non-EU). (Incorporated by reference to Exhibit 10.6n to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.)

10.6r	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR). (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2011.)

10.6s	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON). (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2011.)

10.6t	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU). (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2011.)

10.6u	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU). (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2011.)

10.6v	—	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2015.)

Exhibit No.		Description

10.6w	—	Form of Cash Bonus Award Agreement. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2012.)

10.6x	—	Form of Cash Bonus Award Agreement (Officer – EU). (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended February 28, 2013.)

10.6y	—	Form of Cash Bonus Award Agreement (Officer – Non EU). (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended February 28, 2013.)

10.6z	—	Form of Stock Appreciation Right Award Agreement (SAR Officer – Non EU). (Incorporated by reference to Exhibit 10.7q to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2014.)

10.7†	—	Executive Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-172443) filed by the Registrant on February 25, 2011.)

10.8	—	Amended and Restated Senior Five Year Credit Agreement, dated as of July 6, 2015, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd. and The Bank of Nova Scotia, as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2015.)

10.9†	—	Agreement and General Release dated as of June 12, 2017, between Jabil Inc. and William D. Muir, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) as filed on June 12, 2017.)

21.1*	—	List of Subsidiaries.

23.1*	—	Consent of Independent Registered Public Accounting Firm.

24.1*	—	Power of Attorney (See Signature page).

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101**	—	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of August 31, 2017 and August 31, 2016; (ii) Consolidated Statement of Operations for the fiscal years ended August 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

†	Indicates management compensatory plan, contract or arrangement.
*	Filed or furnished herewith.
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

Certain instruments with respect to long-term debt of the Company and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instrument to the SEC upon request.

(c)	Financial Statement Schedules. See Item 15(a) above.

JABIL INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Jabil Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule13a-15(f) of the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2017, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 19, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Inc.

We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Jabil Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Jabil Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Inc. and subsidiaries as of August 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2017 of Jabil Inc. and subsidiaries and our report dated October 19, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Tampa, Florida

October 19, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Inc.

We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries as of August 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2017. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jabil Inc. and subsidiaries at August 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 19, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Tampa, Florida

October 19, 2017

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,189,919	$912,059
Accounts receivable, net of allowance for doubtful accounts	1,397,424	1,359,610
Inventories, net of reserve for inventory obsolescence	2,942,083	2,456,612
Prepaid expenses and other current assets	1,097,257	1,120,100

Total current assets	6,626,683	5,848,381
Property, plant and equipment, net of accumulated depreciation	3,228,678	3,331,879
Goodwill	608,184	594,773
Intangible assets, net of accumulated amortization	284,596	296,954
Deferred income taxes	205,722	148,859
Other assets	142,132	101,831

Total assets	$11,095,995	$10,322,677

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$445,498	$45,810
Accounts payable	4,257,623	3,593,195
Accrued expenses	2,167,472	1,929,051

Total current liabilities	6,870,593	5,568,056
Notes payable, long-term debt and capital lease obligations, less current installments	1,632,592	2,074,012
Other liabilities	74,237	78,018
Income tax liabilities	100,902	90,804
Deferred income taxes	49,327	54,290

Total liabilities	8,727,651	7,865,180

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 253,266,684 and 249,763,699 shares issued and 177,727,653 and 186,998,472 shares outstanding at August 31, 2017 and August 31, 2016, respectively	253	250
Additional paid-in capital	2,104,203	2,034,525
Retained earnings	1,730,893	1,660,820
Accumulated other comprehensive income (loss)	54,620	(39,877)
Treasury stock at cost, 75,539,031 and 62,765,227 shares as of August 31, 2017 and August 31, 2016, respectively	(1,536,455)	(1,217,547)

Total Jabil Inc. stockholders’ equity	2,353,514	2,438,171
Noncontrolling interests	14,830	19,326

Total equity	2,368,344	2,457,497

Total liabilities and equity	$11,095,995	$10,322,677

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2017	2016	2015
Net revenue	$19,063,121	$18,353,086	$17,899,196
Cost of revenue	17,517,478	16,825,382	16,395,978

Gross profit	1,545,643	1,527,704	1,503,218
Operating expenses:
Selling, general and administrative	907,702	924,427	862,647
Research and development	29,680	31,954	27,645
Amortization of intangibles	35,524	37,121	24,449
Restructuring and related charges	160,395	11,369	33,066
Loss on disposal of subsidiaries	2,112	—	—

Operating income	410,230	522,833	555,411
Other expense	28,448	8,380	5,627
Interest income	(12,525)	(9,128)	(9,953)
Interest expense	138,074	136,536	128,091

Income from continuing operations before tax	256,233	387,045	431,646
Income tax expense	129,066	132,149	137,461

Income from continuing operations, net of tax	127,167	254,896	294,185

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(7,698)
Loss on sale of discontinued operations, net of tax	—	—	(875)

Discontinued operations, net of tax	—	—	(8,573)

Net income	127,167	254,896	285,612
Net (loss) income attributable to noncontrolling interests, net of tax	(1,923)	801	1,593

Net income attributable to Jabil Inc.	$129,090	$254,095	$284,019

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic:
Income from continuing operations, net of tax	$0.71	$1.33	$1.51

Discontinued operations, net of tax	$0.00	$0.00	$(0.04)

Net income	$0.71	$1.33	$1.47

Diluted:
Income from continuing operations, net of tax	$0.69	$1.32	$1.49

Discontinued operations, net of tax	$0.00	$0.00	$(0.04)

Net income	$0.69	$1.32	$1.45

Weighted average shares outstanding:
Basic	181,902	190,413	193,689

Diluted	185,838	192,750	196,005

Cash dividends declared per share	$0.32	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2017	2016	2015
Net income	$127,167	$254,896	$285,612
Other comprehensive income:
Foreign currency translation adjustment	41,244	9,672	(116,745)
Changes in fair value of derivative instruments, net of tax	13,434	(18,994)	(29,107)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	8,749	38,811	12,502
Unrealized gain (loss) on available for sale securities	10,611	(5,436)	(14,404)
Reclassification of losses on available for sale securities into net income	10,139	—	—
Actuarial gain (loss), net of tax	10,372	(12,963)	10,080
Prior service cost, net of tax	(52)	(113)	(142)

Total other comprehensive income (loss)	94,497	10,977	(137,816)

Comprehensive income	$221,664	$265,873	$147,796
Comprehensive (loss) income attributable to noncontrolling interests	(1,923)	801	1,593

Comprehensive income attributable to Jabil Inc.	$223,587	$265,072	$146,203

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Inc. Stockholders’ Equity
	Common Stock				Accumulated
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance as of August 31, 2014	194,113,850	$244	$1,874,219	$1,245,772	$86,962	$(965,369)	$18,540	$2,260,368
Shares issued upon exercise of stock options	36,165	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,005,916	2	18,058	—	—	—	—	18,060
Vesting of restricted stock awards	1,706,944	1	(1)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(402,143)	—	—	—	—	(7,606)	—	(7,606)
Treasury shares purchased	(4,392,664)	—	—	—	—	(85,576)	—	(85,576)
Recognition of stock-based compensation	—	—	62,826	—	—	—	—	62,826
Excess tax benefit of stock awards	—	—	2	—	—	—	—	2
Declared dividends	—	—	—	(60,881)	—	—	—	(60,881)
Comprehensive income	—	—	—	284,019	(137,816)	—	1,593	147,796
Adjustment of noncontrolling interests	—	—	—	—	—	—	329	329
Purchase of noncontrolling interests	—	—	—	—	—	—	(345)	(345)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	38	38

Balance as of August 31, 2015	192,068,068	$247	$1,955,104	$1,468,910	$(50,854)	$(1,058,551)	$20,155	$2,335,011

Shares issued upon exercise of stock options	19,109	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,246,947	1	20,910	—	—	—	—	20,911
Vesting of restricted stock awards	1,817,635	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(462,900)	—	—	—	—	(10,656)	—	(10,656)
Treasury shares purchased	(7,690,387)	—	—	—	—	(148,340)	—	(148,340)
Recognition of stock-based compensation	—	—	58,997	—	—	—	—	58,997
Declared dividends	—	—	—	(62,185)	—	—	—	(62,185)
Comprehensive income	—	—	—	254,095	10,977	—	801	265,873

Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Purchase of noncontrolling interests	—	—	(484)	—	—	—	(116)	(600)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(14)	(14)

Balance as of August 31, 2016	186,998,472	$250	$2,034,525	$1,660,820	$(39,877)	$(1,217,547)	$19,326	$2,457,497

Shares issued upon exercise of stock options	172,620	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,228,316	1	21,791	—	—	—	—	21,792
Vesting of restricted stock awards	2,102,049	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(550,096)	—	—	—	—	(12,268)	—	(12,268)
Treasury shares purchased	(12,223,708)	—	—	—	—	(306,640)	—	(306,640)
Recognition of stock-based compensation	—	—	47,889	—	—	—	—	47,889
Declared dividends	—	—	—	(59,017)	—	—	—	(59,017)
Comprehensive income	—	—	—	129,090	94,497	—	(1,923)	221,664
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(2,293)	(2,293)
Purchase of noncontrolling interests	—	—	—	—	—	—	(134)	(134)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(146)	(146)

Balance as of August 31, 2017	177,727,653	$253	$2,104,203	$1,730,893	$54,620	$(1,536,455)	$14,830	$2,368,344

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$127,167	$254,896	$285,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	760,405	696,752	529,176
Restructuring and related charges	94,346	1,170	4,445
Provision for allowance for doubtful accounts	10,112	919	9,752
Recognition of stock-based compensation expense and related charges	48,544	58,997	62,560
Deferred income taxes	(63,001)	(23,155)	(10,912)
Loss on sale of property, plant and equipment	1,989	12,921	12,316
Other, net	20,120	8,448	659
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(31,353)	122,115	(292,706)
Inventories	(445,089)	67,966	(483,071)
Prepaid expenses and other current assets	19,346	(194,337)	113,012
Other assets	(30,413)	(4,425)	25,034
Accounts payable, accrued expenses and other liabilities	744,470	(86,060)	984,651

Net cash provided by operating activities	1,256,643	916,207	1,240,528

Cash flows used in investing activities:
Cash paid for business and intangible asset acquisitions, net of cash	(36,620)	(242,143)	(177,632)
Proceeds from sale of discontinued operations and subsidiaries, net of cash	—	—	10,191
Acquisition of property, plant and equipment	(716,485)	(924,239)	(963,145)
Proceeds from sale of property, plant and equipment	175,000	26,031	15,784
Issuance of notes receivable	—	(29,380)	—
Investments in non-marketable equity securities	(2,033)	(10,250)	(11,939)
Other, net	673	—	5,294

Net cash used in investing activities	(579,465)	(1,179,981)	(1,121,447)

Cash flows from financing activities:
Borrowings under debt agreements	7,434,107	6,904,215	5,966,937
Payments toward debt agreements	(7,479,150)	(6,445,922)	(5,988,232)
Payments to acquire treasury stock	(306,640)	(148,340)	(85,576)
Dividends paid to stockholders	(59,959)	(62,436)	(63,138)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	21,791	20,910	18,062
Treasury stock minimum tax withholding related to vesting of restricted stock	(12,268)	(10,656)	(7,606)
Other, net	(2,427)	(4,259)	(3,242)

Net cash (used in) provided by financing activities	(404,546)	253,512	(162,795)

Effect of exchange rate changes on cash and cash equivalents	5,228	8,358	(42,572)

Net increase (decrease) in cash and cash equivalents	277,860	(1,904)	(86,286)
Cash and cash equivalents at beginning of period	912,059	913,963	1,000,249

Cash and cash equivalents at end of period	$1,189,919	$912,059	$913,963

Supplemental disclosure information:
Interest paid, net of capitalized interest	$130,635	$128,013	$118,891

Income taxes paid, net of refunds received	$187,871	$140,704	$143,580

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in the automotive and transportation, capital equipment, consumer lifestyles and wearable technologies, computing and storage, defense and aerospace, digital home, healthcare, industrial and energy, mobility, networking and telecommunications, packaging, point of sale and printing industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe, Asia and Africa.

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

Use of Accounting Estimates

Management is required to make estimates and assumptions during the preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates and assumptions.

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible to cash with original maturities of 90 days or less. As of August 31, 2017 and 2016 there were $71.5 million and $22.4 million of cash equivalents, respectively.

Accounts Receivable

Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $14.1 million and $11.1 million were recorded as of August 31, 2017 and 2016, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

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

Certain equipment held under capital leases is classified as property, plant and equipment and the related obligation is recorded as notes payable, long-term debt and capital lease obligations on the Consolidated Balance Sheets. Amortization of assets held under capital leases is included in depreciation expense in the Consolidated Statements of Operations. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations as a component of operating income.

Goodwill and Other Intangible Assets

The Company accounts for goodwill in a business combination as the excess of the cost over the fair value of net assets acquired and is assigned to the reporting unit in which the acquired business will operate. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of loss, if any.

The recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount to the fair value. The Company determines the fair value of its indefinite-lived intangible assets principally based on a variation of the income approach, known as the relief from royalty method. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the indefinite-lived intangible asset is considered impaired.

Business combinations can also result in other intangible assets being recognized. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful life and include contractual agreements and customer relationships and intellectual property. No significant residual values are estimated for the amortizable intangible assets.

Long-lived Assets

Long-lived assets, such as property, plant and equipment, and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparing its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value, which is generally determined as the present value of estimated future cash flows or as the appraised value.

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

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component during the fiscal year ended August 31, 2017 (in thousands):

	Foreign Currency Translation Adjustment (1)	Derivative Instruments (2)	Actuarial (Loss) Gain (3)	Prior Service Cost (3)	Available for Sale Securities (4)	Total
Balance as of August 31, 2016	$16,338	$7,784	$(43,587)	$941	$(21,353)	$(39,877)
Other comprehensive income (loss) before reclassifications	35,297	13,434	8,443	86	10,611	67,871
Amounts reclassified from AOCI	5,947	8,749	1,929	(138)	10,139	26,626

Other comprehensive income (loss)	41,244	22,183	10,372	(52)	20,750	94,497

Balance as of August 31, 2017	$57,582	$29,967	$(33,215)	$889	$(603)	$54,620

(1)	There is no tax benefit (expense) related to the foreign currency translation adjustment components of AOCI, including reclassification adjustments, for the fiscal years ended August 31, 2017 and 2016.
(2)	The portions of AOCI reclassified into earnings during the fiscal years ended August 31, 2017 and 2016 for derivative instruments were primarily classified as a component of cost of revenue. The portion that is expected to be reclassified into earnings during the next 12 months will primarily be classified as a component of cost of revenue. The annual tax benefit (expense) for unrealized gains on derivative instruments, including reclassification adjustments, is $(1.9) million and $(4.0) million for the fiscal years ended August 31, 2017 and 2016, respectively. The accumulated tax benefit (expense) for unrealized gains on derivative instruments, including reclassification adjustments, is $13.4 million and $15.3 million for the fiscal years ended August 31, 2017 and 2016, respectively.
(3)	The portions of AOCI reclassified into earnings during the fiscal years ended August 31, 2017 and 2016 for actuarial gain and prior service cost are included in the computation of net periodic benefit pension cost. Refer to Note 10 – “Postretirement and Other Employee Benefits” for additional information. The tax benefit (expense) for actuarial gain, including reclassification adjustments, is $(1.0) million and $0.6 million, and for prior service cost, including reclassification adjustments, is $(0.3) million and $(0.3) million for the fiscal years ended August 31, 2017 and 2016.
(4)	The portion of AOCI reclassified into earnings during the fiscal year ended August 31, 2017 for available for sale securities was due to an other than temporary impairment on securities and was classified as a component of other expense. There is no tax benefit (expense) related to the available for sale securities components of AOCI, including reclassification adjustments, for the fiscal years ended August 31, 2017 and 2016.

Foreign Currency Transactions

For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in accumulated other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income.

Revenue Recognition

The Company derives substantially all of its revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible components that are built to customer specifications, which are then provided to the customer. The Company recognizes manufacturing services revenue when such tangible components are shipped to or the goods are received by the customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonably assured (net of estimated returns). The Company also derives revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized upon completion and acceptance by the respective customer. Taxes collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statement of Operations on a net basis. The Company records shipping and handling costs reimbursed by the customer in revenue. Upfront payments from customers are recorded upon receipt as deferred income and are recognized as revenue as the related manufacturing services are provided.

Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards.

The stock-based compensation expense for time-based and performance based restricted stock is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which is the intended outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate in the period the probability changes.

The stock-based compensation expense for market-based restricted stock awards is measured at fair value on the date of grant. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory.

The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 12 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance.

Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to Jabil Inc. by the weighted average number of shares of common stock outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. The difference between the weighted average number of basic shares outstanding and the weighted average number of diluted shares outstanding is primarily due to dilutive unvested restricted stock awards.

Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock awards are considered dilutive when the related performance criterion have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common are antidilutive in periods of net loss. Dilutive shares outstanding not included in the computation of earnings per share because their effect was antidilutive were as follows (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Stock options	—	—	218
Stock appreciation rights	265	2,381	3,585

Fair Value of Financial Instruments

The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – unobservable inputs for the asset or liability.

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

Refer to Note 2 – “Discontinued Operations” for discussion of the Company’s Senior Non-Convertible Cumulative Preferred Stock. The Senior Non-Convertible Cumulative Preferred Stock is valued each reporting period using unobservable inputs (Level 3 inputs) based on an interest rate lattice model and is classified as an available for sale security with an unrealized gain (loss) recorded to accumulated other comprehensive income (loss) (“AOCI”). The unobservable inputs have an immaterial impact on the fair value calculation of the Senior Non-Convertible Cumulative Preferred Stock. As of August 31, 2017, the fair value was $49.8 million, and is included within other assets on the Consolidated Balance Sheets.

2. Discontinued Operations

On December 17, 2013, the Company announced that it entered into a stock purchase agreement with iQor Holdings, Inc. (“iQor”) for the sale of Jabil’s Aftermarket Services (“AMS”) business for consideration of $725.0 million, which consisted of $675.0 million in cash and an aggregate liquidation preference value of $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor that accretes dividends at an annual rate of 8 percent and is redeemable in nine years or upon a change in control. On April 1, 2014, the Company completed the sale of the AMS business except for the sale of the Malaysian operations, which was completed on December 31, 2014.

The purchase price was finalized during fiscal year 2015 and was reduced by $100.2 million for cash, indebtedness, taxes, interest and certain working capital accounts of the Company’s AMS business. Also, as part of this transaction, the Company is subject to a limited covenant not to compete.

For all periods presented, the operating results associated with this business have been reclassified into discontinued operations, net of tax in the Consolidated Statements of Operations. Net revenue of $14.6 million was included in discontinued operations for fiscal year 2015.

3. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and five uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2017, 2016 and 2015 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable, at a discount, under its North American asset-backed securitization program and its foreign asset-backed securitization program (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to: (i) conduits administered by unaffiliated financial institutions for the North American asset-backed securitization program and (ii) to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution for the foreign asset-backed securitization program. Any portion of the purchase price for the receivables not paid in cash upon the sale occurring is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected.

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

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds(1)		Expiration Date
North American	$200.0 million		October 20, 2017(3)
Foreign	$400.0 million	(2)	May 1, 2018

(1)	Maximum amount available at any one time.
(2)	Amended effective February 13, 2017, to increase facility limit from $275.0 million.
(3)	On October 18, 2017, the program was extended to November 17, 2017.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	2017	2016	2015
Eligible trade accounts receivable sold for fiscal year	$8,878	$7,870	$7,608
Cash proceeds received for fiscal year(1)	$8,300	$7,336	$7,175
Pre-tax losses on sale of receivables for fiscal year(2)	$9	$5	$4
Deferred purchase price receivables as of August 31(3)	$569	$527	$429

(1)	Of this amount, $0.1 million, $8.4 million and $5.9 million, respectively, represented new transfers during fiscal years 2017, 2016 and 2015, respectively. The remainder represented proceeds from collections reinvested in revolving-period transfers.
(2)	Recorded to other expense within the Consolidated Statements of Operations.
(3)	Recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets and are valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to their credit quality and short-term maturity the fair values approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculations.

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the five-year unsecured credit facility amended as of July 6, 2015 (the “Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of August 31, 2017 and 2016, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the five trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables, at a discount, on an ongoing basis:

Program	Maximum Amount(1)	Type of Facility	Expiration Date
A	$756.5 million(2)	Uncommitted	August 31, 2022(3)(4)
B	$150.0 million	Uncommitted	August 31, 2018(4)
C	800.0 million CNY	Uncommitted	February 15, 2018(5)
D	$100.0 million	Uncommitted	November 1, 2018(3)
E	$50.0 million	Uncommitted	August 25, 2018(6)

(1)	Maximum amount available at any one time.
(2)	The maximum amount under the program was increased in the fourth quarter of fiscal year 2017 and will be reduced to $650.0 million on February 1, 2018.
(3)	Any party may elect to terminate the agreement upon 15 days prior notice.
(4)	The program was extended in the fourth quarter of fiscal year 2017.
(5)	Program entered into on February 15, 2017.
(6)	Program entered into during the fourth quarter of fiscal year 2017.

In connection with the trade accounts receivable sale programs, the Company recognized the following for the fiscal years ended August 31 (in millions):

	2017	2016	2015
Trade accounts receivable sold(1)	$2,968	$3,651	$2,085
Cash proceeds received	$2,962	$3,647	$2,082

(1)	The resulting losses on the sales of trade accounts receivable during fiscal years 2017, 2016 and 2015 were not material and were recorded to other expense within the Consolidated Statements of Operations.

4. Inventories

Inventories consist of the following (in thousands):

	August 31, 2017	August 31, 2016
Raw materials	$1,574,241	$1,302,481
Work in process	822,628	675,867
Finished goods	591,227	510,485
Reserve for inventory obsolescence	(46,013)	(32,221)

Inventories, net	$2,942,083	$2,456,612

5. Income Taxes

Provision for Income Taxes

Income (loss) from continuing operations before income tax expense is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
U.S.(1)	$(373,690)	$(317,427)	$(295,521)
Non-U.S.(1)	629,923	704,472	727,167

	$256,233	$387,045	$431,646

(1)	The U.S. and non-U.S. components of income (loss) from continuing operations before income tax expense include the elimination of intercompany foreign dividends paid to the U.S.

Income tax expense (benefit) is summarized below (in thousands):

Fiscal Year Ended August 31,		Current	Deferred	Total
2017:	U.S. – Federal	$2,436	$253	$2,689
	U.S. – State	12	30	42
	Non-U.S.	188,872	(62,537)	126,335

		$191,320	$(62,254)	$129,066

2016:	U.S. – Federal	$(649)	$73	$(576)
	U.S. – State	(166)	9	(157)
	Non-U.S.	157,069	(24,187)	132,882

		$156,254	$(24,105)	$132,149

2015:	U.S. – Federal	$1,169	$(1,653)	$(484)
	U.S. – State	164	(300)	(136)
	Non-U.S.	147,199	(9,118)	138,081

		$148,532	$(11,071)	$137,461

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to the actual income tax expense are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Tax at U.S. federal statutory income tax rate (35%)	$89,682	$135,470	$151,076
State income taxes, net of federal tax benefit	(8,474)	(5,121)	(4,474)
Impact of foreign tax rates	(109,466)	(144,521)	(157,827)
Permanent impact of non-deductible cost	7,336	3,408	8,951
Income tax credits	(16,254)	(5,040)	(12,773)
Changes in tax rates on deferred tax assets and liabilities	688	182	(1,206)
Valuation allowance	37,934	11,770	72,604
Non-deductible equity compensation	11,531	18,350	11,600
Impact of intercompany charges and dividends	98,052	94,596	49,843
Other, net	18,037	23,055	19,667

Total income tax expense	$129,066	$132,149	$137,461

For the fiscal year ended August 31, 2017, the change in the impact of foreign tax rates was due to a decrease in income in low tax-rate jurisdictions. The valuation allowance increase was due to an increase of deferred tax assets for sites with existing valuation allowances, partially offset by an income tax benefit of $27.5 million for the reversal of valuation allowances related to non-U.S. jurisdictions.

The Company has been granted tax incentives for its Brazilian, Chinese, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The majority of the tax incentive benefits expire at various dates through fiscal year 2021 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income from continuing operations during the fiscal years ended August 31, 2017, 2016 and 2015, resulting in a tax benefit of approximately $38.6 million ($0.22 per basic share), $50.5 million ($0.27 per basic share) and $74.7 million ($0.39 per basic share), respectively. The benefits of these incentives are recorded as the impact of foreign tax rates and income tax credits.

Deferred Tax Assets and Liabilities

The significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forward	$268,853	$319,685
Receivables	7,497	8,643
Inventories	11,618	6,970
Compensated absences	10,981	9,080
Accrued expenses	93,413	75,749
Property, plant and equipment, principally due to differences in depreciation and amortization	81,954	52,088
U.S. federal and state tax credits	57,122	58,725
Foreign jurisdiction tax credits	24,641	14,464
Equity compensation – U.S.	16,460	17,641
Equity compensation – Non-U.S.	2,700	3,873
Cash flow hedges	—	2,055
Other	14,573	18,767

Total deferred tax assets before valuation allowances	589,812	587,740
Less valuation allowances	(285,559)	(344,828)

Net deferred tax assets	$304,253	$242,912

Deferred tax liabilities:
Unremitted earnings of non-U.S. subsidiaries	86,202	88,445
Intangible assets	48,229	54,130
Cash flow hedges	8,564	—
Other	4,863	5,768

Total deferred tax liabilities	$147,858	$148,343

Net deferred tax assets	$156,395	$94,569

As of August 31, 2017, the Company had federal, state (tax-effected) and foreign income tax net operating loss carry forwards (net of unrecognized tax benefits) of approximately $442.5 million, $58.7 million, and $315.0 million, respectively, which are available to reduce future taxes, if any. The net operating loss carry forwards in the Company’s major tax jurisdictions expire in fiscal years 2018 through 2037 or have an indefinite carry forward period. The Company has U.S. federal and state tax credit carry forwards of $53.9 million and $5.0 million, respectively, which are available to reduce future taxes, if any. Most of the U.S. federal tax credits expire through the year 2024. Most of the U.S. state tax credits expire through the year 2027. As of August 31, 2017, the foreign jurisdiction tax credits include foreign investment tax credits of $21.4 million that expire in 2026 and are based on the deferral method.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net (decreases) increases in the total valuation allowance for the fiscal years ended August 31, 2017 and 2016 were $(59.3) million and $40.0 million, respectively. The decrease in valuation allowance is primarily related to the decrease of a net operating loss carry forward due to additional non-U.S. unrecognized tax benefits, the decrease of a net operating loss carry forward due to a non-U.S. tax audit, and the release of certain non-U.S.

valuation allowances. This decrease is partially offset by the increase of deferred tax assets in sites with existing valuation allowances. The Company’s assessment of the valuation allowance release included consideration of all available positive and negative evidence including, among other evidence, historical cumulative operating income, projected future taxable income and recent utilization of non-U.S. tax credit carryforwards.

As of August 31, 2017, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $3.4 billion as of August 31, 2017. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

Unrecognized Tax Benefits

Reconciliations of the unrecognized tax benefits are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Beginning balance	$149,898	$154,648	$229,684
Additions for tax positions of prior years	2,155	7,974	4,189
Reductions for tax positions of prior years	(12,233)	(20,045)	(7,919)
Additions for tax positions related to current year	77,807	25,892	21,541
Adjustments for tax positions related to acquired entities	—	—	1,687
Cash settlements	(2,298)	(6,553)	(11,806)
Reductions from lapses in statutes of limitations	(10,446)	(7,099)	(1,843)
Reductions from settlements with taxing authorities	(6,061)	(1,787)	(72,812)
Foreign exchange rate adjustment	2,533	(3,132)	(8,073)

Ending balance	$201,355	$149,898	$154,648

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$75,223	$72,152	$80,094

For the fiscal year ended August 31, 2017, the additions for tax positions related to current year primarily related to certain non-U.S. net operating loss carry forwards, previously offset with a valuation allowance, that can no longer be recognized due to an internal restructuring. It is reasonably possible that the August 31, 2017 unrecognized tax benefits could decrease during the next 12 months by $66.3 million, primarily related to a taxing authority ruling associated with the internal restructuring.

For the fiscal year ended August 31, 2015, the reductions from settlements with taxing authorities is primarily related to the closure of a non-U.S. audit, which partially disallowed a net operating loss carry forward and future tax amortization.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $27.1 million and $21.9 million as of August 31, 2017 and 2016, respectively. The Company recognized interest and penalties of approximately $5.2 million, $1.8 million and $2.1 million during the fiscal years ended August 31, 2017, 2016 and 2015, respectively. The Company is no longer subject to U.S. federal income tax examinations for fiscal years before August 31, 2009. In major state and major non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2003 and August 31, 2006, respectively.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report (“RAR”) on May 27, 2015, which was updated on June 22, 2016. The IRS completed its field examination of the Company’s tax returns for fiscal years 2012 through 2014 and issued an RAR on April 19, 2017. The proposed adjustments in the RAR from both examination periods relate primarily to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2009 through 2011 and 2012 through 2014 would be approximately $28.6 million and $5.3 million, respectively, after utilization of tax loss carry forwards available through fiscal year 2014. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest, and penalties is not practicable.

The Company disagrees with the proposed adjustments and intends to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties that are significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there can be no assurance that management’s beliefs will be realized.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2017	2016
Land and improvements	$120,574	$120,470
Buildings	804,861	809,890
Leasehold improvements	877,752	815,308
Machinery and equipment	3,680,881	3,475,325
Furniture, fixtures and office equipment	178,603	164,079
Computer hardware and software	583,569	562,456
Transportation equipment	22,080	22,307
Construction in progress	85,748	84,016

	6,354,068	6,053,851
Less accumulated depreciation and amortization	3,125,390	2,721,972

	$3,228,678	$3,331,879

Depreciation and maintenance and repair expenses were as follows for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Depreciation expense	$724,856	$659,542	$504,735
Maintenance and repair expense	$234,332	$197,373	$205,541

As of August 31, 2017 and 2016, the Company had $242.2 million and $90.3 million, respectively, included in accounts payable for the acquisition of property, plant and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

7. Goodwill and Other Intangible Assets

The Company completed its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2017 and determined the fair values of the reporting units and the indefinite-lived intangible assets were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31,2017 and 2016 (in thousands):

	EMS	DMS	Total
Balance as of August 31, 2015	$27,873	$434,509	$462,382
Acquisitions and adjustments	23,690	111,417	135,107
Change in foreign currency exchange rates	(384)	(2,332)	(2,716)

Balance as of August 31, 2016	51,179	543,594	594,773
Acquisitions and adjustments	—	8,186	8,186
Change in foreign currency exchange rates	1,395	3,830	5,225

Balance as of August 31, 2017	$52,574	$555,610	$608,184

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in thousands):

	August 31, 2017		August 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Impairment	Amount	Impairment
Goodwill	$1,628,006	$1,019,822	$1,614,595	$1,019,822

The following table presents the Company’s total purchased intangible assets as of August 31, 2017 and 2016 (in thousands):

	Weighted
	Average	August 31, 2017			August 31, 2016
	Amortization	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Contractual agreements and customer relationships	11	$265,148	$(132,691)	$132,457	$250,451	$(113,393)	$137,058
Intellectual property	5	160,456	(131,407)	29,049	151,025	(114,219)	36,806
Finite-lived trade names	Not applicable	5,114	(5,114)	—	5,006	(5,006)	—
Trade names	Indefinite	123,090	—	123,090	123,090	—	123,090

Total intangible assets	9	$553,808	$(269,212)	$284,596	$529,572	$(232,618)	$296,954

Intangible asset amortization for fiscal years 2017, 2016 and 2015 was approximately $35.5 million, $37.1 million and $24.4 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2018	$35,069
2019	26,045
2020	22,427
2021	14,026
2022	12,884
Thereafter	51,063

Total	$161,514

8. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 31, 2017	August 31, 2016
Deferred income	$1,017,144	$893,148
Accrued compensation and employee benefits	534,143	449,183
Other accrued expenses	616,185	586,720

Accrued expenses	$2,167,472	$1,929,051

9. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding as of August 31, 2017 and 2016 are summarized below (in thousands):

	Maturity	August 31,	August 31,
	Date	2017	2016
8.250% Senior Notes(1)(2)(3)	March 15, 2018	$399,506	$398,552
5.625% Senior Notes(1)(2)	Dec. 15, 2020	397,104	396,212
4.700% Senior Notes(1)(2)	Sept. 15, 2022	496,696	496,041
4.900% Senior Notes(1)(4)	July 14, 2023	298,571	298,329
Borrowings under credit facilities(5)	July 6, 2020	—	—
Borrowings under loans(6)	July 6, 2020	458,395	502,210
Capital lease obligations		27,818	28,478

Total notes payable, long-term debt and capital lease obligations		2,078,090	2,119,822
Less current installments of notes payable, long-term debt and capital lease obligations		445,498	45,810

Notes payable, long-term debt and capital lease obligations, less current installments		$1,632,592	$2,074,012

(1)	The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)	The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)	The interest rate payable on the 8.250% Senior Notes is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Senior Notes increase or decrease.
(4)	On May 19, 2016, the Company entered into a note purchase agreement with certain third parties, which closed on July 14, 2016, for a private placement of $300.0 million of senior unsecured notes (the “4.900% Senior Notes”). The proceeds from the sale of the notes were used to repay debt maturities.
(5)	On July 6, 2015, the Company entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.5 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.0 billion and (ii) a $500.0 million five-year delayed draw Term Loan Facility, (collectively the “Credit Facility”). The Credit Facility expires on July 6, 2020. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lender’s discretion.

As of August 31, 2017, the interest rates on the Revolving Credit Facility ranged from 2.4% to 4.4% and the Term Loan Facility was 2.6%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.650% above the base rate or 1.000% to 1.650% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 1.000% above the base rate or 1.125% to 2.000% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero.

As of August 31, 2017, the Company’s foreign subsidiaries had various additional credit facilities that finance their future growth and any corresponding working capital needs. The foreign subsidiary credit facilities incur interest at fixed and variable rates ranging from 1.2% to 3.5%

As of August 31, 2017, the Company has $1.9 billion in available unused borrowing capacity under its revolving credit facilities.

(6)	In addition to the Term Loan Facility described above, as of August 31, 2017, the Company has borrowings outstanding to fund working capital needs. These additional loans were approximately $2.1 million and have interest rates ranging from 0.0% to 10.0%.

Debt Maturities

Debt maturities as of August 31, 2017 are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2018	$445,498
2019	51,538
2020	364,151
2021	398,877
2022	1,993
Thereafter	816,033

Total	$2,078,090

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the Revolving Credit Facility and 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to a covenant requiring the repurchase of the 8.250%, 5.625%, or 4.700% Senior Notes upon a change of control. As of August 31, 2017 and 2016, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 8.250%, 5.625% and 4.700% senior notes, were approximately $414.0 million, $433.6 million and $530.6 million respectively, as of August 31, 2017. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% senior notes, was approximately $316.6 million, as of August 31, 2017. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximates fair value as interest rates on these instruments approximates current market rates.

10. Postretirement and Other Employee Benefits

Postretirement Benefits

The Company has a qualified defined benefit pension plan for employees of Jabil Circuit UK Limited (the “UK plan”). The UK plan, which is closed to new participants, provides benefits based on average employee earnings over a three-year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in UK employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.

As a result of acquiring various other operations in Europe and Asia, the Company assumed both qualified and unfunded nonqualified retirement benefits covering eligible employees who meet age and service requirements (the “other plans”).

The UK plan and other plans are collectively referred to herein as the “plans.”

Benefit Obligation and Plan Assets

The benefit obligations and plan assets, changes to the benefit obligation and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in thousands):

	Pension
	2017	2016
Change in projected benefit obligation
Beginning projected benefit obligation	$182,278	$161,230
Service cost	1,068	883
Interest cost	2,942	4,844
Actuarial (gain) loss	(10,147)	40,170
Settlements paid from plan assets	(2,133)	—
Total benefits paid	(6,790)	(5,587)
Plan participants’ contributions	27	27
Terminations	(106)	—
Effect of conversion to U.S. dollars	575	(19,289)

Ending projected benefit obligation	$167,714	$182,278

Change in plan assets
Beginning fair value of plan assets	143,702	134,808
Actual return on plan assets	2,582	29,734
Settlements paid from plan assets	(2,133)	—
Employer contributions	6,981	3,391
Benefits paid from plan assets	(3,759)	(5,268)
Plan participants’ contributions	27	27
Effect of conversion to U.S. dollars	(702)	(18,990)

Ending fair value of plan assets	$146,698	$143,702

Unfunded status	$(21,016)	$(38,576)

Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$182	$383
Accrued benefit liability, noncurrent	$20,834	$38,193
Accumulated other comprehensive loss (income)(1)
Actuarial loss, net of tax	$32,247	$44,155
Prior service credit, net of tax	$(1,185)	$(1,255)

(1)	We anticipate amortizing $1.1 million and $(0.1) million, net of tax, of net actuarial loss and prior service credit balances, respectively, to net periodic cost in fiscal year 2018.

Net Periodic Benefit Cost

The following table provides information about the net periodic benefit cost for the plans for fiscal years 2017, 2016 and 2015 (in thousands):

	Pension
	2017	2016	2015
Service cost	$1,068	$883	$1,054
Interest cost	2,942	4,844	5,554
Expected long-term return on plan assets	(4,206)	(5,560)	(5,778)
Recognized actuarial loss	1,929	1,046	1,723
Net curtailment gain	—	—	(2,542)
Amortization of prior service credit	(138)	(139)	(147)
Net settlement loss	1,472	—	—

Net periodic benefit cost	$3,067	$1,074	$(136)

Assumptions

Weighted-average actuarial assumptions used to determine net periodic benefit cost and projected benefit obligation for the plans for the fiscal years 2017, 2016 and 2015 were as follows:

	Pension
	2017	2016	2015
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.3%	4.3%	4.4%
Rate of compensation increase	2.7%	2.4%	3.2%
Discount rate	1.9%	2.9%	1.8%
Projected benefit obligation:
Expected long-term return on plan assets	4.0%	3.3%	4.4%
Rate of compensation increase	4.4%	4.1%	4.3%
Discount rate(2)	2.3%	1.7%	3.2%

(1)	The expected return on plan assets assumption used in calculating net periodic benefit cost is based on historical return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan.
(2)	The discount rate is used to state expected cash flows relating to future benefits at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments whose timing would match the cash outflow of retirement benefits. Other assumptions include demographic factors such as retirement, mortality and turnover.

Plan Assets

The Company has adopted an investment policy for a majority of plan assets, which was set by plan trustees who have the responsibility for making investment decisions related to the plan assets. The plan trustees oversee the investment allocation, including selecting professional investment managers and setting strategic targets. The investment objectives for the assets are (1) to acquire suitable assets that hold the appropriate liquidity in order to generate income and capital growth that, along with new contributions, will meet the cost of current and future benefits under the plan, (2) to limit the risk of the plan assets from failing to meet the plan liabilities over the long-term and (3) to minimize the long-term costs under the plan by maximizing the return on the plan assets.

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 35% equity and 65% debt securities in fiscal year 2018.

Fair Value

The fair values of the plan assets held by the Company by asset category are as follows (in thousands):

		August 31, 2017		August 31, 2016
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$5,760	4%	$3,565	3%
Equity Securities:
Global equity securities(2)(3)	Level 2	41,971	29%	41,515	29%
Debt Securities:
Corporate bonds(3)	Level 2	41,987	29%	41,993	29%
Government bonds(3)	Level 2	41,738	28%	40,495	28%
Other Investments:
Insurance contracts(4)	Level 3	15,242	10%	16,134	11%

Fair value of plan assets		$146,698	100%	$143,702	100%

(1)	Carrying value approximates fair value.
(2)	Investments in equity securities by companies incorporated, listed or domiciled in developed and/or emerging market countries.
(3)	Investments in global equity securities, corporate bonds, government securities and government bonds are valued using the quoted prices of securities with similar characteristics.
(4)	Consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. Insurance contract assets are recorded at fair value and is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs (Level 3 inputs), primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The unobservable inputs consist of estimated future benefits to be paid throughout the duration of the policy and estimated discount rates, which both have an immaterial impact on the fair value estimate of the contract.

Accumulated Benefit Obligation

The following table provides information for the plans with an accumulated benefit obligation for fiscal years 2017 and 2016 (in thousands):

	August 31,
	2017	2016
Projected benefit obligation	$167,714	$182,278
Accumulated benefit obligation	$158,971	$171,589
Fair value of plan assets	$146,698	$143,702

Cash Flows

The Company expects to make cash contributions between $2.7 million and $3.5 million to its funded pension plans during fiscal year 2018. The estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2018	$4,245
2019	4,438
2020	5,249
2021	4,759
2022	5,182
2023 through 2027	32,743

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $33.6 million, $33.3 million and $36.8 million for defined contribution plans for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

11. Commitments and Contingencies

Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases as of August 31, 2017 were as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2018	$101,186
2019	87,403
2020	73,560
2021	61,233
2022	51,639
Thereafter	158,345

Total minimum lease payments	$533,366

Total operating lease expense was approximately $117.2 million, $120.4 million and $105.3 million for fiscal years 2017, 2016 and 2015, respectively.

Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Stockholders’ Equity

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Restricted stock and stock appreciation rights (“SARS”)	$42,122	$52,459	$58,033
Employee stock purchase plan	6,334	6,538	4,717
Other	88	—	(187)

Total	$48,544	$58,997	$62,563

Equity Compensation Plan

The 2011 Stock Award and Incentive Plan (the “2011 Plan”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards.

Upon adoption of the 2011 Plan, the 2002 Stock Incentive Plan (the “2002 Plan”) was terminated. For any outstanding awards granted under the 2002 Plan that expire, are canceled or forfeited after the termination of the 2002 Plan, the shares are available for issuance under the 2011 Plan. Following is a reconciliation of the shares available to be issued under the 2011 Plan as of August 31, 2017:

Shares Available for Grant
Balance as of August 31, 2016	4,898,739
Shares authorized (1)	4,950,000
SARS canceled	1,357,386
Restricted stock awards forfeited, net of grants(2)	1,022,811

Balance as of August 31, 2017	12,228,936

(1)	In January 2017, the Company’s stockholders approved increasing the maximum aggregate number of shares available for issuance under the 2011 Plan to 23,300,000.
(2)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

Stock Appreciation Rights (“SARS”)

The following table summarizes SARS activity from August 31, 2016 through August 31, 2017:

	SARS Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding as of August 31, 2016	2,439,066	$1,066	$25.32	1.13
SARS canceled	(1,357,386)		$29.15
SARS exercised	(762,439)		$20.78

Outstanding and exercisable as of August 31, 2017	319,241	$3,651	$19.91	2.10

Restricted Stock Awards

Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards. The time-based restricted stock units granted generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index.

The following table summarizes restricted stock activity from August 31, 2016 through August 31, 2017:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of August 31, 2016	14,777,178	$21.09
Changes during the period
Shares granted(1)	3,507,690	$23.65
Shares vested	(2,102,049)	$20.94
Shares forfeited	(4,530,500)	$20.84

Outstanding as of August 31, 2017	11,652,319	$22.00

(1)	For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2017, the Company awarded approximately 1.8 million time-based restricted stock units, 0.6 million performance-based restricted stock units and 0.4 million market-based restricted stock units based on target performance criteria.

Following represents the restricted stock and SARS stock-based compensation information for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Intrinsic value of SARS exercised	$5,053	$506	$954
Fair value of SARS vested	$—	$—	$2,754
Fair value of restricted stock vested	$44,010	$34,857	$33,413
Tax benefit (expense) for stock compensation expense(1)	$560	$991	$(351)
Capitalized stock compensation expense(2)	$313	$387	$387
Unrecognized stock-based compensation expense — restricted stock	$45,158
Remaining weighted-average period for restricted stock expense	1.4 years

(1)	Classified as income tax expense within the Consolidated Statements of Operations.
(2)	Classified as inventories within the Consolidated Balance Sheets.

Employee Stock Purchase Plan

In January 2017, the Company’s shareholders approved to increase the shares available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) to 12,000,000.

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2017, 5,784,461 shares remained available for issue under the 2011 ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2017	2016	2015
Expected dividend yield	0.8%	0.7%	0.8%
Risk-free interest rate	0.5%	0.3%	0.1%
Expected volatility (1)	33.0%	28.1%	24.5%
Expected life	0.5 years	0.5 years	0.5 years

(1)	The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2017 and 2016:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
	January 26, 2017	$0.08	$15,051	February 15, 2017	March 1, 2017
	April 20, 2017	$0.08	$14,840	May 15, 2017	June 1, 2017
	July 20, 2017	$0.08	$14,698	August 15, 2017	September 1, 2017
Fiscal year 2016:	October 14, 2015	$0.08	$15,906	November 16, 2015	December 1, 2015
	January 21, 2016	$0.08	$15,947	February 16, 2016	March 1, 2016
	April 21, 2016	$0.08	$15,940	May 16, 2016	June 1, 2016
	July 21, 2016	$0.08	$15,575	August 15, 2016	September 1, 2016

Share Repurchases

In June 2016, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $400.0 million of the Company’s common stock (the “2016 Share Repurchase Program”). As of August 31, 2017, $400.0 million of shares had been repurchased under the 2016 Share Repurchase Program, which utilized the total amount authorized by the Board.

In July 2017, the Board authorized the repurchase of up to $450.0 million of the Company’s common stock (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program expires on August 31, 2018. As of August 31, 2017, $449.9 million remains available under the 2017 Share Repurchase Program.

13. Concentration of Risk and Segment Data

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided on such deposits, but may generally be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions and attempts to limit exposure with any one institution. For trade receivables, the Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses on trade receivables.

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2017, the Company’s five largest customers accounted for approximately 47% of its net revenue and 83 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customer that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable Fiscal Year Ended August 31,
	2017	2016	2015	2017		2016
Apple, Inc.(1)	24%	24%	24%	*	%	*	%

*	Amount was less than 10% of total.
(1)	Sales to this customer were reported in the DMS operating segment.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of two segments – EMS and DMS, which are also the Company’s reportable segments. The segments are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment is typically lower-margin but high volume business that is produced at a quicker rate (i.e. cycle time) and in higher quantities and includes customers primarily in the automotive and transportation, capital equipment, computing and storage, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. The DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. The DMS segment is typically higher-margin business and includes customers primarily in the consumer lifestyles and wearable technologies, defense and aerospace, healthcare, mobility and packaging industries.

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

The following tables set forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
Net revenue
EMS	$11,077,622	$11,029,132	$10,777,810
DMS	7,985,499	7,323,954	7,121,386

	$19,063,121	$18,353,086	$17,899,196

	Fiscal Year Ended August 31,
	2017	2016	2015
Segment income and reconciliation of income before tax
EMS	$436,110	$373,732	$297,097
DMS	230,893	256,588	372,912

Total segment income	$667,003	$630,320	$670,009
Reconciling items:
Amortization of intangibles	(35,524)	(37,121)	(24,449)
Stock-based compensation expense and related charges	(48,544)	(58,997)	(62,563)
Restructuring and related charges	(160,395)	(11,369)	(33,066)
Distressed customer charges	(10,198)	—	—
Loss on disposal of subsidiaries	(2,112)	—	—
Acquisition costs and certain purchase accounting adjustments	—	—	5,480
Other expense	(28,448)	(8,380)	(5,627)
Interest income	12,525	9,128	9,953
Interest expense	(138,074)	(136,536)	(128,091)

Income from continuing operations before tax	$256,233	$387,045	$431,646

	August 31, 2017	August 31, 2016
Total assets
EMS	$2,778,820	$2,615,237
DMS	5,290,468	5,012,798
Other non-allocated assets	3,026,707	2,694,642

	$11,095,995	$10,322,677

The Company operates in 29 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2017	2016	2015
External net revenue:
Singapore	$5,585,837	$4,983,711	$5,053,864
China	4,012,950	3,873,212	3,941,714
Mexico	3,207,059	3,043,609	2,555,502
U.S.	1,645,693	1,709,391	2,142,691
Malaysia	1,119,384	1,113,456	1,247,897
Hungary	944,448	1,130,466	912,669
Other	2,547,750	2,499,241	2,044,859

	$19,063,121	$18,353,086	$17,899,196

	August 31,
	2017	2016
Long-lived assets:
China	$1,922,676	$2,031,634
U.S.	1,015,389	992,575
Singapore	204,181	235,115
Mexico	196,218	185,146
Taiwan	136,685	149,200
Hungary	89,814	106,481
Spain	83,064	72,643
Malaysia	74,341	63,844
Poland	55,617	52,722
Other	343,473	334,246

	$4,121,458	$4,223,606

Total foreign source revenue was approximately $17.4 billion, $16.6 billion and $15.8 billion for fiscal years 2017, 2016 and 2015, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $3.1 billion and $3.2 billion as of August 31, 2017 and 2016, respectively.

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $314.6 million and $323.3 million as of August 31, 2017 and August 31, 2016, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2017 and May 31, 2018.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of August 31, 2017 and August 31, 2016, was $2.1 billion and $1.7 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of August 31, 2017, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	39,660	—	$39,660
Liabilities:
Forward foreign exchange contracts	—	(10,539)	—	(10,539)

Total	$—	29,121	—	$29,121

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes as of August 31, 2017 and 2016 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of August 31, 2017	Fair Value as of August 31, 2016	Balance Sheet Location	Fair Value as of August 31, 2017	Fair Value as of August 31, 2016
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$8,380	$420	Accrued expenses	$1,408	$1,986
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$31,280	$3,850	Accrued expenses	$9,131	$10,801

The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during fiscal years 2017, 2016 and 2015. These amounts were not material and were recognized as components of cost of revenue.

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

15. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Fiscal Year Ended August 31,
	2017 (2)	2016 (3)	2015 (3)
Employee severance and benefit costs	$56,834	$8,845	$24,327
Lease costs	3,966	(43)	2,777
Asset write-off costs	94,346	1,170	5,565
Other related costs	5,249	1,397	1,890

Total restructuring and related charges(1)	$160,395	$11,369	$34,559

(1)	Includes $51.3 million, $10.7 million and $32.0 million recorded in the EMS segment, $82.4 million, $0.8 million and $0.4 million recorded in the DMS segment and $26.7 million, $(0.1) million and $2.2 million of non-allocated charges for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Includes employee severance and benefit costs of $52.2 million and $4.6 million, lease costs of $4.0 million and $0.0 million, asset write-off costs of $94.2 million and $0.1 million and other related costs of $3.8 million and $1.5 million for the 2017 Restructuring Plan and the 2013 Restructuring Plan, respectively.
(3)	Costs relate to the 2013 Restructuring Plan.

2017 Restructuring Plan

On September 15, 2016, the Company’s Board of Directors formally approved a restructuring plan to better align the Company’s global capacity and administrative support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across the Company’s Selling, General and Administrative cost base and capacity realignment in higher cost locations (the “2017 Restructuring Plan”).

Upon completion of the 2017 Restructuring Plan, the Company expects to recognize approximately $195.0 million in restructuring and other related costs. The Company incurred $154.2 million of costs during fiscal year 2017 and anticipates incurring the remaining costs during fiscal year 2018 for employee severance and benefit costs, asset write-off costs and other related costs.

2013 Restructuring Plan

The Company’s Board of Directors approved a restructuring plan in fiscal year 2013 (the “2013 Restructuring Plan”), which was intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. As of August 31, 2017, the 2013 Restructuring Plan was substantially complete.

The table below sets forth the cumulative restructuring and related charges incurred through August 31, 2017 for the 2017 Restructuring Plan and the 2013 Restructuring Plan (in thousands):

	2017	2013
	Restructuring Plan(1)	Restructuring Plan(2)	Total
Employee severance and benefit costs	$52,197	$137,138	$189,335
Lease costs	3,966	3,484	7,450
Asset write-off costs	94,276	21,385	115,661
Other related costs	3,792	6,021	9,813

Total restructuring and related charges	$154,231	$168,028	$322,259

(1)	Includes $45.1 million allocated to the EMS segment, $82.4 million allocated to the DMS segment and $26.7 million of unallocated costs.
(2)	Includes $130.3 million allocated to the EMS segment, $28.8 million allocated to the DMS segment and $8.9 million of unallocated costs.

The tables below summarize the Company’s liability activity associated with the 2017 Restructuring Plan and the 2013 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2015(1)	$30,047	$64	$—	$846	$30,957
Restructuring related charges	8,845	(43)	1,170	1,397	11,369
Asset write-off charge and other
non-cash activity	(454)	—	(1,170)	—	(1,624)
Cash payments	(21,172)	—	—	(1,503)	(22,675)

Balance as of August 31, 2016(1)	17,266	21	—	740	18,027
Restructuring related charges	56,834	3,966	94,346	5,249	160,395
Asset write-off charge and other
non-cash activity	1,319	59	(94,346)	65	(92,903)
Cash payments	(41,839)	(2,381)	—	(2,911)	(47,131)

Balance as of August 31, 2017(2)	$33,580	$1,665	$—	$3,143	$38,388

(1)	Relates only to the 2013 Restructuring Plan.
(2)	The liability as of August 31, 2017 includes $30.9 million and $7.5 million related to the 2017 Restructuring Plan and the 2013 Restructuring Plan, respectively.

16. Business Acquisitions

Fiscal year 2017

On March 1, 2017, the Company completed the acquisition of Lewis Engineering, which was not deemed to be significant. The acquired business expanded the Company’s capabilities in precision machining, manufacturing and design engineering. The aggregate purchase price of the acquisition totaled approximately $31.4 million in cash.

The acquisition has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $32.3 million, including $8.2 million in goodwill and $14.6 million in intangible assets, and liabilities assumed of $0.9 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $8.2 million was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisition of approximately $0.8 million during the fiscal year ended August 31, 2017. The results of operations of the acquired business were included in the Company’s consolidated financial results beginning on the date of the acquisition. Pro forma information has not been provided as the acquisition is not deemed to be significant.

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

17. New Accounting Guidance

Recently Issued Accounting Guidance

During fiscal year 2014, the FASB issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard is effective for the Company in the first quarter of fiscal year 2019. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard.

The Company has determined that the new standard will result in a change to the timing of the Company’s revenue recognition policy for certain customer contracts to an “over time” model as opposed to a “point in time” model upon delivery. Additionally, the Company anticipates the new standard will impact the Company’s accounting for certain fulfillment costs, which include up-front costs to prepare for manufacturing activities that are expected to be recovered. Under the new standard, such up-front costs would be recognized as an asset and amortized on a systematic basis consistent with the pattern of the transfer of the goods to which the asset relates. The financial impacts of the new standard cannot be reasonably estimated at this time. The Company is in the process of implementing changes to its processes, policies and internal controls to meet the impact of the new standard and disclosure requirements. The Company expects to adopt the new guidance under the modified retrospective approach.

During fiscal year 2016, the FASB issued a new accounting standard to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early application is permitted only for certain provisions, and the update must be applied by means of a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the fiscal year of adoption and applied prospectively to equity investments that exist as of the date of adoption of the standard. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the Consolidated Balance Sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and must be adopted using a modified retrospective approach. The adoption of this standard will impact the Company’s Consolidated Balance Sheet. The Company is currently assessing any other impacts this new standard will have on its Consolidated Financial Statements.

During fiscal year 2016, the FASB issued an accounting standard, which replaces the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021 and early adoption is permitted beginning in the first quarter of fiscal year 2020. This guidance must be applied using a modified retrospective or prospective transition method, depending on the area covered by this accounting standard. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During fiscal year 2016, the FASB issued a new accounting standard to address the presentation of certain transactions within the statement of cash flows with the objective of reducing the existing diversity in practice. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During fiscal year 2017, the FASB issued a new accounting standard to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and early adoption is permitted. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During fiscal year 2017, the FASB issued a new accounting standard that clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and will be applied on a prospective basis. Early application is permitted for certain transactions. The impact on the Company’s Consolidated Financial Statements will depend on the facts and circumstances of any specific future transactions.

During fiscal year 2017, the FASB issued a new accounting standard to simplify how an entity is required to test goodwill for impairment by eliminating the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Goodwill will be considered impaired when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early application permitted. The guidance will be applied on a prospective basis. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During fiscal year 2017, the FASB issued a new accounting standard which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 coincident with the new revenue recognition guidance. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During fiscal year 2017, the FASB issued a new accounting standard to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities by simplifying the application of hedge accounting and improving the related disclosures in its financial statements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The guidance must be applied using a modified retrospective approach. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

18. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2017 Form 10-K. No significant events occurred, other than disclosed below, subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Consolidated Financial Statements.

On September 1, 2017, the Company completed the acquisition of True-Tech Corporation for a cash payment of $95.9 million. True-Tech Corporation is a manufacturer specializing in aerospace, semiconductor and medical machined components. The final purchase price is subject to adjustment based on conditions within the asset purchase agreement and is expected to be final during the first quarter of fiscal year 2018.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL INC. Registrant

By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: October 19, 2017

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark T. Mondello and Forbes I.J. Alexander and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	Chairman of the Board of Directors	October 19, 2017

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 19, 2017

By:	/s/ MARK T. MONDELLO Mark T. Mondello	Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2017

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 19, 2017

By:	/s/ ANOUSHEH ANSARI Anousheh Ansari	Director	October 19, 2017

By:	/s/ MARTHA F. BROOKS Martha F. Brooks	Director	October 19, 2017

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	October 19, 2017

By:	/s/ JOHN C. PLANT John C. Plant	Director	October 19, 2017

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 19, 2017

By:	/s/ DAVID M. STOUT David M. Stout	Director	October 19, 2017

SCHEDULE II

JABIL INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2017	$11,094	$6,255	$—	$(3,215)	$14,134

Fiscal year ended August 31, 2016	$11,663	$292	$—	$(861)	$11,094

Fiscal year ended August 31, 2015	$1,994	$11,837	$—	$(2,168)	$11,663

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for inventory obsolescence:
Fiscal year ended August 31, 2017	$32,221	$46,030	$—	$(32,238)	$46,013

Fiscal year ended August 31, 2016	$43,477	$12,145	$—	$(23,401)	$32,221

Fiscal year ended August 31, 2015	$49,431	$10,826	$—	$(16,780)	$43,477

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions/ (Reductions) Charged to Other Accounts(2)	Reductions Charged to Costs and Expenses(3)	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2017	$344,828	$65,300	$(97,203)	$(27,366)	$285,559

Fiscal year ended August 31, 2016	$304,820	$23,891	$28,238	$(12,121)	$344,828

Fiscal year ended August 31, 2015	$261,285	$79,933	$(29,069)	$(7,329)	$304,820

(1)	During the fiscal years ended August 31, 2017, 2016 and 2015, the additions charged to costs and expenses primarily relate to the increase of deferred tax assets for sites with existing valuation allowances.
(2)	During the fiscal year ended August 31, 2017, the reductions charged to other accounts primarily relate to the decrease of net operating loss carry forwards due to non-U.S. unrecognized tax benefits and a non-U.S. tax audit. During the fiscal year ended August 31, 2016, the additions charged to other accounts primarily related to the recognition of excess tax benefits due to the early adoption of the new accounting guidance for share-based payment transactions.
(3)	During the fiscal year ended August 31, 2017, the reductions charged to costs and expenses primarily relate to the release of certain non-U.S. valuation allowances.

See accompanying report of independent registered public accounting firm.