Form 10-Q
period 2017-11-30
JABIL INC
filed 2018-01-04
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 1, 2018, there were 175,235,660 shares of the registrant’s Common Stock outstanding.

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30, 2017 (Unaudited)	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$746,258	$1,189,919
Accounts receivable, net of allowance for doubtful accounts of $13,787 as of November 30, 2017 and $14,134 as of August 31, 2017	1,534,754	1,397,424
Inventories, net	3,283,215	2,942,083
Prepaid expenses and other current assets	1,357,901	1,097,257

Total current assets	6,922,128	6,626,683
Property, plant and equipment, net of accumulated depreciation of $3,273,964 as of November 30, 2017 and $3,125,390 as of August 31, 2017	3,289,754	3,228,678
Goodwill	630,539	608,184
Intangible assets, net of accumulated amortization of $275,565 as of November 30, 2017 and $269,212 as of August 31, 2017	300,950	284,596
Deferred income taxes	216,830	205,722
Other assets	159,364	142,132

Total assets	$11,519,565	$11,095,995

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$427,019	$445,498
Accounts payable	4,803,194	4,257,623
Accrued expenses	2,019,511	2,167,472

Total current liabilities	7,249,724	6,870,593
Notes payable, long-term debt and capital lease obligations, less current installments	1,693,433	1,632,592
Other liabilities	75,627	74,237
Income tax liabilities	106,488	100,902
Deferred income taxes	49,601	49,327

Total liabilities	9,174,873	8,727,651

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 255,770,343 and 253,266,684 shares issued and 176,305,660 and 177,727,653 shares outstanding as of November 30, 2017 and August 31, 2017, respectively	256	253
Additional paid-in capital	2,149,173	2,104,203
Retained earnings	1,779,335	1,730,893
Accumulated other comprehensive income	51,484	54,620
Treasury stock at cost, 79,464,683 and 75,539,031 shares as of November 30, 2017 and August 31, 2017, respectively	(1,650,509)	(1,536,455)

Total Jabil Inc. stockholders’ equity	2,329,739	2,353,514
Noncontrolling interests	14,953	14,830

Total equity	2,344,692	2,368,344

Total liabilities and equity	$11,519,565	$11,095,995

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2017	November 30, 2016
Net revenue	$5,585,532	$5,104,898
Cost of revenue	5,116,247	4,673,392

Gross profit	469,285	431,506
Operating expenses:
Selling, general and administrative	293,055	214,052
Research and development	9,109	7,623
Amortization of intangibles	9,979	8,322
Restructuring and related charges	11,388	35,902

Operating income	145,754	165,607
Other expense	5,882	4,680
Interest income	(3,813)	(2,455)
Interest expense	36,246	32,844

Income before income tax	107,439	130,538
Income tax expense	43,520	43,837

Net income	63,919	86,701
Net income (loss) attributable to noncontrolling interests, net of tax	124	(1,326)

Net income attributable to Jabil Inc.	$63,795	$88,027

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.36	$0.48

Diluted	$0.35	$0.47

Weighted average shares outstanding:
Basic	176,936	185,292

Diluted	180,203	187,856

Cash dividends declared per common share	$0.08	$0.08

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2017	November 30, 2016
Net income	$63,919	$86,701
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,801)	(23,619)
Changes in fair value of derivative instruments, net of tax	7,744	8,234
Reclassification of net (gains) losses realized and included in net income related to derivative instruments, net of tax	(5,191)	3,597
Unrealized loss on available for sale securities, net of tax	(1,465)	(1,250)
Actuarial loss, net of tax	(423)	—

Total other comprehensive loss	(3,136)	(13,038)

Comprehensive income	$60,783	$73,663
Comprehensive income (loss) attributable to noncontrolling interests	124	(1,326)

Comprehensive income attributable to Jabil Inc.	$60,659	$74,989

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Inc. Stockholders’ Equity
	Common Stock				Accumulated
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance as of August 31, 2017	177,727,653	$253	$2,104,203	$1,730,893	$54,620	$(1,536,455)	$14,830	$2,368,344
Shares issued upon exercise of stock options	29,534	—	—	—	—	—	—	—
Vesting of restricted stock awards	2,474,125	3	(3)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(724,323)	—	—	—	—	(20,745)	—	(20,745)
Treasury shares purchased	(3,201,329)	—	—	—	—	(93,309)	—	(93,309)
Recognition of stock-based compensation	—	—	44,973	—	—	—	—	44,973
Declared dividends	—	—	—	(15,353)	—	—	—	(15,353)
Comprehensive income	—	—	—	63,795	(3,136)	—	124	60,783
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(1)	(1)

Balance as of November 30, 2017	176,305,660	256	$2,149,173	$1,779,335	$51,484	$(1,650,509)	$14,953	$2,344,692

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2017	November 30, 2016
Cash flows from operating activities:
Net income	$63,919	$86,701
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	194,633	188,901
Restructuring and related charges	6,812	12,640
Recognition of stock-based compensation expense and related charges	44,974	(291)
Deferred income taxes	(11,507)	(16,495)
Other, net	3,812	4,421
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(125,627)	(170,932)
Inventories	(320,814)	(32,520)
Prepaid expenses and other current assets	(250,857)	(218,379)
Other assets	(13,549)	(34,987)
Accounts payable, accrued expenses and other liabilities	354,617	332,881

Net cash (used in) provided by operating activities	(53,587)	151,940

Cash flows from investing activities:
Acquisition of property, plant and equipment	(218,617)	(163,866)
Proceeds and advances from sale of property, plant and equipment	20,330	1,472
Cash paid for business and intangible asset acquisitions, net of cash	(95,858)	—
Other, net	(1,067)	(2,033)

Net cash used in investing activities	(295,212)	(164,427)

Cash flows from financing activities:
Borrowings under debt agreements	1,792,000	1,676,000
Payments toward debt agreements	(1,748,599)	(1,685,151)
Payments to acquire treasury stock	(93,309)	(114,165)
Dividends paid to stockholders	(16,231)	(16,059)
Treasury stock minimum tax withholding related to vesting of restricted stock	(20,745)	(9,119)
Other, net	(3,912)	—

Net cash used in financing activities	(90,796)	(148,494)

Effect of exchange rate changes on cash and cash equivalents	(4,066)	(3,663)

Net decrease in cash and cash equivalents	(443,661)	(164,644)
Cash and cash equivalents at beginning of period	1,189,919	912,059

Cash and cash equivalents at end of period	$746,258	$747,415

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2017. Results for the three months ended November 30, 2017 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2018.

2. Earnings Per Share and Dividends

Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to Jabil Inc. by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. The difference between the weighted average number of basic shares outstanding and the weighted average number of diluted shares outstanding is primarily due to dilutive unvested restricted stock awards and dilutive stock appreciation rights.

Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock awards are considered dilutive when the related performance criterion have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common stock are antidilutive in periods of net loss. Potential shares of common stock not included in the computation of earnings per share because their effect would have been antidilutive or because the performance criterion was not met were as follows (in thousands):

	Three months ended
	November 30, 2017	November 30, 2016
Stock appreciation rights	—	1,406
Restricted stock awards	2,549	5,028

Dividends

The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2017 and 2016 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017
Fiscal Year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016

3. Inventories

Inventories consist of the following (in thousands):

	November 30, 2017	August 31, 2017
Raw materials	$1,739,411	$1,574,241
Work in process	919,036	822,628
Finished goods	676,352	591,227
Reserve for excess and obsolete inventory	(51,584)	(46,013)

Inventories, net	$3,283,215	$2,942,083

4. Stock-Based Compensation

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows

(in thousands):

	Three months ended
	November 30, 2017	November 30, 2016
Restricted stock and stock appreciation rights	$43,507	$(2,041)
Employee stock purchase plan	1,700	1,750
Other(1)	7,538	—

Total	$52,745	$(291)

(1)	Represents a one-time cash-settled stock award that vested on November 30, 2017.

As of November 30, 2017, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 12,327,622.

Restricted Stock Awards

Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards. The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index. During the three months ended November 30, 2017 and 2016, the Company awarded approximately 1.3 million and 1.0 million time-based restricted stock units, respectively, 0.4 million and 0.6 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based stock units, respectively.

On October 6, 2017, the Company’s Compensation Committee approved the modification of vesting criteria for certain performance-based restricted stock awards granted in fiscal year 2015. As a result of the modification, 0.8 million awards vested during the first quarter of fiscal year 2018, which resulted in approximately $24.9 million of stock-based compensation expense recognized for the three months ended November 30, 2017.

The following represents the stock-based compensation information for the period indicated (in thousands):

Three months ended
November 30, 2017
Unrecognized stock-based compensation expense—restricted stock	$81,829
Remaining weighted-average period for restricted stock expense	1.5 years

Share Repurchases

In July 2017, the Company’s Board of Directors authorized the repurchase of up to $450.0 million of the Company’s common stock (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program expires on August 31, 2018. As of November 30, 2017, 3.2 million shares had been repurchased for $93.2 million and $356.7 million remains available under the 2017 Share Repurchase Program.

5. Concentration of Risk and Segment Data

Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2017, the Company’s five largest customers accounted for approximately 51% of its net revenue and 74 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

The Company procures components from a broad group of suppliers. Almost all of the products manufactured by the Company require one or more components that are available from only a single source.

Segment Data

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.

The following tables set forth operating segment information (in thousands):

	Three months ended
	November 30, 2017	November 30, 2016
Net revenue
EMS	$2,862,060	$2,703,290
DMS	2,723,472	2,401,608

	$5,585,532	$5,104,898

Segment income and reconciliation of income before income tax
EMS	$85,710	$89,546
DMS	141,510	119,994

Total segment income	$227,220	$209,540
Reconciling items:
Amortization of intangibles	(9,979)	(8,322)
Stock-based compensation expense and related charges	(52,745)	291
Restructuring and related charges	(11,388)	(35,902)
Business interruption and impairment charges, net	(7,354)	—
Other expense	(5,882)	(4,680)
Interest income	3,813	2,455
Interest expense	(36,246)	(32,844)

Income before income tax	$107,439	$130,538

	November 30, 2017	August 31, 2017
Total assets
EMS	$3,156,266	$2,778,820
DMS	5,490,658	5,290,468
Other non-allocated assets	2,872,641	3,026,707

	$11,519,565	$11,095,995

As of November 30, 2017, the Company operated in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 92.3% of net revenue during both the three months ended November 30, 2017 and 2016.

6. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding as of November 30, 2017 and August 31, 2017 are summarized below (in thousands):

	Maturity	November 30,	August 31,
	Date	2017	2017
8.250% Senior Notes(1)(2)	March 15, 2018	$399,745	$399,506
5.625% Senior Notes(1)(2)	Dec. 15, 2020	397,326	397,104
4.700% Senior Notes(1)(2)	Sept. 15, 2022	496,860	496,696
4.900% Senior Notes(1)	July 14, 2023	298,632	298,571
Borrowings under credit facilities(3)	Nov. 8, 2022	—	—
Borrowings under loans(3)	Nov. 8, 2022	500,360	458,395
Capital lease obligations		27,529	27,818

Total notes payable, long-term debt and capital lease obligations		2,120,452	2,078,090
Less current installments of notes payable, long-term debt and capital lease obligations		427,019	445,498

Notes payable, long-term debt and capital lease obligations, less current installments		$1,693,433	$1,632,592

(1)	The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.

(2)	The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)	On November 8, 2017, the Company entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.3 billion and (ii) a $500.0 million Term Loan Facility (collectively the “Credit Facility”). The Credit Facility expires on November 8, 2022. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the three months ended November 30, 2017, the interest rates on the Revolving Credit Facility ranged from 2.4% to 4.4% and the interest rates on the Term Loan Facility ranged from 2.6% to 2.7%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.575% above the base rate or 0.975% to 1.575% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.875% above the base rate or 1.125% to 1.875% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

Additionally, the Company’s foreign subsidiaries had various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of November 30, 2017, the Company has $2.2 billion in available unused borrowing capacity under its revolving credit facilities.

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the Revolving Credit Facility and 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to a covenant requiring the repurchase of the 8.250%, 5.625%, or 4.700% Senior Notes upon a change of control. As of November 30, 2017 and 2016, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 8.250%, 5.625% and 4.700% senior notes, were approximately $405.6 million, $431.2 million and $525.3 million, respectively, as of November 30, 2017. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% senior notes, was approximately $311.7 million, as of November 30, 2017. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximate fair value as interest rates on these instruments approximate current market rates.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and five uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2017 and 2016 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of	Expiration
	Net Cash Proceeds (in millions)(1)	Date
North American	$200.0	October 20, 2020(2)
Foreign	$400.0	May 7, 2018

(1)	Maximum amount available at any one time.
(2)	On November 9, 2017, the program was extended to October 20, 2020.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	November 30, 2017	November 30, 2016
Eligible trade accounts receivable sold during the three months ended	$2,392	$2,343
Cash proceeds received during the three months ended(1)	$1,628	$1,575
Pre-tax losses on sale of receivables during the three months ended(2)	$4	$2
Deferred purchase price receivables as of November 30(3)	$760	$766

(1)	For the three months ended November 30, 2017 and 2016, the amount represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during the period.
(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.
(3)	Recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to their credit quality and short-term maturity the fair values approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculations.

The asset-backed securitization programs require compliance with several covenants. The North American asset-based securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of November 30, 2017 and August 31, 2017, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

The following is a summary of the five trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)	Type of Facility	Expiration Date
A	$756.5 (2)	Uncommitted	August 31, 2022(3)
B	$150.0	Uncommitted	August 31, 2018
C	800.0 CNY	Uncommitted	February 15, 2018
D	$100.0	Uncommitted	November 1, 2018(3)
E	$50.0	Uncommitted	August 25, 2018

(1)	Maximum amount available at any one time.
(2)	The maximum amount under the program will be reduced to $650.0 million on February 1, 2018.
(3)	Any party may elect to terminate the agreement upon 15 days prior notice.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2017	November 30, 2016
Trade accounts receivable sold(1)	$1,095	$944
Cash proceeds received	$1,092	$943

(1)	The resulting losses on the sales of trade accounts receivable during the three months ended November 30, 2017 and 2016 were not material and were recorded to other expense within the Condensed Consolidated Statements of Operations.

8. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2017 to November 30, 2017 (in thousands):

	Foreign Currency Translation Adjustment (1)	Derivative Instruments (2)	Actuarial (Loss) Gain	Prior Service Cost	Available for Sale Securities(3)	Total
Balance as of August 31, 2017	$57,582	$29,967	$(33,215)	$889	$(603)	$54,620
Other comprehensive income (loss) before reclassifications	(3,801)	7,744	(423)	—	(1,465)	2,055
Amounts reclassified from AOCI	—	(5,191)	—	—	—	(5,191)

Other comprehensive (loss) income	(3,801)	2,553	(423)	—	(1,465)	(3,136)

Balance as of November 30, 2017	$53,781	$32,520	$(33,638)	$889	$(2,068)	$51,484

(1)	There is no tax benefit (expense) related to the foreign currency translation adjustment components of AOCI, including reclassification adjustments, for the three months ended November 30, 2017.
(2)	$3.5 million of AOCI reclassified into earnings during the three months ended November 30, 2017 for derivative instruments was classified as a reduction of income tax expense. The remaining amount reclassified into earnings was primarily classified as a component of cost of revenue. $11.3 million expected to be reclassified into earnings during the next 12 months will be classified as a reduction of income tax expense. The remaining amount expected to be reclassified into earnings will be classified as a component of cost of revenue. The annual tax benefit (expense) for unrealized gains on derivative instruments is not material for the three months ended November 30, 2017.
(3)	There is no tax benefit (expense) related to the available for sale securities components of AOCI, including reclassification adjustments, for the three months ended November 30, 2017.

9. Commitments and Contingencies

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report (“RAR”) on May 27, 2015, which was updated on June 22, 2016. The IRS completed its field examination of the Company’s tax returns for fiscal years 2012 through 2014 and issued an RAR on April 19, 2017. The proposed adjustments in the RAR from both examination periods relate primarily to U.S. taxation of certain intercompany transactions. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2009 through 2011 and 2012 through 2014 would be approximately $28.6 million and $5.3 million, respectively, after utilization of tax loss carry forwards available through fiscal year 2014. Also, the IRS has proposed interest and penalties with respect to fiscal years 2009 through 2011. The IRS may make similar claims in future audits with respect to these types of transactions. At this time, anticipating the amount of any future IRS proposed adjustments, interest and penalties is not practicable.

The Company disagrees with the proposed adjustments and intends to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there can be no assurance that management’s beliefs will be realized.

10. Derivative Financial Instruments and Hedging Activities

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, where deemed appropriate, uses derivatives as risk management tools to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency risk and interest rate risk.

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $480.7 million and $314.6 million as of November 30, 2017 and August 31, 2017, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2017 and August 31, 2018.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of November 30, 2017 and August 31, 2017, was $2.4 billion and $2.1 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2017, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	18,731	—	$18,731
Liabilities:
Forward foreign exchange contracts	—	(9,640)	—	(9,640)

Total	$—	9,091	—	$9,091

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments recorded in the Condensed Consolidated Balance Sheets as of November 30, 2017 and August 31, 2017 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value as of	Fair Value as of	Balance Sheet	Fair Value as of	Fair Value as of
	Location	November 30, 2017	August 31, 2017	Location	November 30, 2017	August 31, 2017
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$6,403	$8,380	Accrued expenses	$252	$1,408
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$12,328	$31,280	Accrued expenses	$9,388	$9,131

The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

The Company recognized gains and losses in earnings related to changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments during the three months ended November 30, 2017 and 2016. These amounts were not material and were recognized as components of cost of revenue.

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

11. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended
	November 30, 2017	November 30, 2016
Employee severance and benefit costs	$3,977	$19,386
Lease costs	—	3,291
Asset write-off costs	6,812	12,640
Other related costs	599	585

Total restructuring and related charges(1)(2)	$11,388	$35,902

(1)	Includes $5.9 million and $7.4 million recorded in the EMS segment, $4.6 million and $11.5 million recorded in the DMS segment and $0.9 million and $17.0 million of non-allocated charges for the three months ended November 30, 2017 and 2016, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Primarily relates to the 2017 Restructuring Plan.

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

Upon completion of the 2017 Restructuring Plan, the Company expects to recognize approximately $195.0 million in restructuring and other related costs. The Company has incurred $164.6 million in costs-to-date as of November 30, 2017. The remaining costs for employee severance and benefit costs, asset write-off costs and other related costs are anticipated to be incurred during the remainder of fiscal year 2018.

The tables below summarize the Company’s liability activity, primarily associated with the 2017 Restructuring Plan

(in thousands):

	Employee Severance		Asset Write-off	Other
	and Benefit Costs	Lease Costs	Costs	Related Costs	Total
Balance as of August 31, 2017	$33,580	$1,665	$—	$3,143	$38,388
Restructuring related charges	3,977	—	6,812	599	11,388
Asset write-off charge and other non-cash activity	(123)	—	(6,812)	—	(6,935)
Cash payments	(9,856)	(69)	—	(1,364)	(11,289)

Balance as of November 30, 2017	$27,578	$1,596	$—	$2,378	$31,552

12. Business Acquisitions

On September 1, 2017, the Company completed the acquisition of True-Tech Corporation (“True-Tech”) for approximately $95.9 million in cash, which remains subject to adjustment based on review of the actual net assets of the acquisition as of the closing date. True-Tech is a manufacturer specializing in aerospace, semiconductor and medical machined components.

The acquisition of True-Tech assets has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $114.4 million, including $25.9 million in intangible assets and $22.3 million in goodwill, and liabilities assumed of $18.5 million were recorded at their estimated fair values as of the acquisition date.

The Company is currently evaluating the fair values of the assets related to this business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for inventory, property, plant and equipment, intangible assets, goodwill and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the EMS segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on September 1, 2017. Pro forma information has not been provided as the acquisition of True-Tech is not deemed to be significant.

13. New Accounting Guidance

Recently Issued Accounting Guidance

During fiscal year 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will supersede existing revenue recognition guidance under current U.S. GAAP. The new standard is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard is effective for the Company in the first quarter of fiscal year 2019. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard.

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

During fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the Consolidated Balance Sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and the standard must be adopted using a modified retrospective approach. The adoption of this standard will impact the Company’s Consolidated Balance Sheet. The Company is currently assessing any other impacts this new standard will have on its Consolidated Financial Statements.

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

During fiscal year 2017, the FASB issued a new accounting standard which clarifies the scope of accounting for asset derecognition and adds further guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019 coincident with the new revenue recognition guidance. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

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

14. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35% during the three months ended November 30, 2017 and 2016 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S.; (b) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (c) losses in tax jurisdictions with existing valuation allowances, including losses from stock-based compensation for the three months ended November 30, 2017.

15. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter of fiscal year 2018 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and dividends, expected restructuring charges and related savings and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	fluctuation in our operating results;

•	our dependence on a limited number of customers;

•	our ability to manage growth effectively;

•	competitive factors affecting our customers’ businesses and ours;

•	the susceptibility of our production levels to the variability of customer requirements;

•	our ability to keep pace with technological changes and competitive conditions;

•	our reliance on a limited number of suppliers for critical components;

•	our exposure to the risks of a substantial international operation; and

•	our ability to achieve the expected profitability from our acquisitions.

For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017, any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the three months ended November 30, 2017, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico S.A., LM Ericsson Telephone Company, NetApp, Inc., SolarEdge Technologies, Inc., Valeo S.A. and Zebra Technologies Corporation.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 92.3%, of net revenue from our international operations for the three months ended November 30, 2017. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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

In September 2017, our operations in Cayey, Puerto Rico received significant hurricane damage. During the three months ended November 30, 2017, we recognized $7.4 million of expenses, net of insurance proceeds of $10.3 million. As we continue to assess the impact to our operations, we may incur additional costs in the second quarter of fiscal year 2018. We also expect the majority of these costs will ultimately be offset by insurance coverage.

Summary of Results

The following table sets forth, for the three months ended November 30, 2017 and 2016, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2017	November 30, 2016
Net revenue	$5,585,532	$5,104,898
Gross profit	$469,285	$431,506
Operating income	$145,754	$165,607
Net income attributable to Jabil Inc.	$63,795	$88,027
Earnings per share—basic	$0.36	$0.48
Earnings per share—diluted	$0.35	$0.47
Cash dividend per share—declared	$0.08	$0.08

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results.

The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	November 30,	August 31,	May 31,	February 28,
	2017	2017	2017	2017
Sales cycle(1)	(2) days	0 days	9 days	11 days
Inventory turns (annualized)	6 turns	6 turns	6 turns	7 turns
Days in accounts receivable(2)	25 days	25 days	29 days	29 days
Days in inventory	58 days	58 days	59 days	55 days
Days in accounts payable(3)	85 days	83 days	79 days	73 days

(1)	The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)	During the three months ended August 31, 2017, the decrease in days in accounts receivable from the prior sequential quarter was primarily due to the timing of sales and collections activity.
(3)	During the three months ended November 30, 2017 and August 31, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to higher materials purchases during the quarter due to increased demand in the mobility business as well as the timing of purchases and cash payments from purchases during the quarter. During the three months ended May 31, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to the timing of purchases and cash payments from purchases during the quarter.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Recent Accounting Pronouncements

See Note 13 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months ended November 30, 2017 and 2016, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30,	November 30,
	2017	2016
Net revenue	100.0%	100.0%
Cost of revenue	91.6	91.5

Gross profit	8.4	8.5
Operating expenses:
Selling, general and administrative	5.2	4.2
Research and development	0.2	0.2
Amortization of intangibles	0.2	0.2
Restructuring and related charges	0.2	0.7

Operating income	2.6	3.2
Other expense	0.1	0.1
Interest income	(0.1)	(0.1)
Interest expense	0.6	0.6

Income before income tax	2.0	2.6
Income tax expense	0.8	0.9

Net income	1.2	1.7
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	(0.0)

Net income attributable to Jabil Inc.	1.2%	1.7%

The Three Months Ended November 30, 2017 compared to the Three Months Ended November 30, 2016

Net Revenue. Net revenue increased 9.4% to $5.6 billion during the three months ended November 30, 2017, compared to $5.1 billion during the three months ended November 30, 2016. Specifically, the DMS segment revenues increased 13% due to a 12% increase in revenues from customers within our mobility business as a result of increased end user product demand and a 1% increase in revenues due to new business from existing customers in our healthcare and packaging businesses. EMS segment revenues increased 6% primarily due to a 2% increase in revenues from customers within our digital home business, a 2% increase in revenues from customers within our industrial and energy business, a 1% increase in revenues from customers in our automotive and transportation business and a 1% increase spread across various industries within the EMS segment.

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including the following: fluctuations in customer demand as a result of recessionary and other conditions; efforts to diversify certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2017	November 30, 2016
EMS	51%	53%
DMS	49%	47%

Total	100%	100%

Foreign source revenue represented 92.3% of our net revenue for the three months ended November 30, 2017 and 2016.

Gross Profit. Gross profit of $469.3 million (8.4% of net revenue) during the three months ended November 30, 2017, compared to $431.5 million (8.5% of net revenue) during the three months ended November 30, 2016, was relatively consistent as a percentage of net revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $293.1 million (5.2% of net revenue) during the three months ended November 30, 2017, compared to $214.1 million (4.2% of net revenue) during the three months ended November 30, 2016. During the three months ended November 30, 2017, we recognized an additional $32.4 million of stock-based compensation expense due to the modification of certain performance-based restricted stock awards and a one-time cash-settled award while the three months ended November 30, 2016 included a $21.0 million reversal of stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The remaining increase is primarily driven by an increase in salary and salary related expenses and other costs to support business growth and development.

Research and Development. Research and development expenses remained relatively consistent at $9.1 million (0.2% of net revenue) during the three months ended November 30, 2017, compared to $7.6 million (0.2% of net revenue) during the three months ended November 30, 2016.

Amortization of Intangibles. Amortization of intangibles increased to $10.0 million during the three months ended November 30, 2017, compared to $8.3 million during the three months ended November 30, 2016, primarily due to amortization from intangible assets related to the Lewis Engineering and True-Tech acquisitions that occurred in the third quarter of fiscal year 2017 and the first quarter of fiscal year 2018, respectively.

Restructuring and Related Charges.

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended
	November 30, 2017	November 30, 2016
Employee severance and benefit costs	$3,977	$19,386
Lease costs	—	3,291
Asset write-off costs	6,812	12,640
Other related costs	599	585

Total restructuring and related charges(1)(2)	$11,388	$35,902

(1)	Includes $5.9 million and $7.4 million recorded in the EMS segment, $4.6 million and $11.5 million recorded in the DMS segment and $0.9 million and $17.0 million of non-allocated charges for the three months ended November 30, 2017 and 2016, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Primarily relates to the 2017 Restructuring Plan.

2017 Restructuring Plan

On September 15, 2016, our Board of Directors formally approved a restructuring plan to better align our global capacity and administrative support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General and Administrative cost base and capacity realignment in higher cost locations (the “2017 Restructuring Plan”).

Upon completion of the 2017 Restructuring Plan, we expect to recognize approximately $195.0 million in restructuring and related charges. We have incurred $164.6 million of costs-to-date as of November 30, 2017. The remaining costs for employee severance and benefits costs, asset write-off costs and other related costs are anticipated to be incurred during the remainder of fiscal year 2018.

The 2017 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2019 in the range of $70.0 million to $90.0 million. The annual cost savings is expected to be reflected as a reduction in cost of revenue as well as reduction of selling, general and administrative expense.

See Note 11 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 Restructuring Plan.

Other Expense. Other expense increased to $5.9 million for the three months ended November 30, 2017 compared to $4.7 million for the three months ended November 30, 2016. The increase is primarily due to an increase in fees associated with the asset-backed securitization programs. Additionally, we recognized a loss in the first quarter of fiscal year 2017 for a cost method investment.

Interest Income. Interest income increased to $3.8 million during the three months ended November 30, 2017, compared to $2.5 million during the three months ended November 30, 2016, due to increased investments.

Interest Expense. Interest expense increased to $36.2 million during the three months ended November 30, 2017, compared to $32.8 million during the three months ended November 30, 2016, due to additional borrowings on the Revolving Credit Facility and higher interest rates.

Income Tax Expense. Income tax expense reflects an effective tax rate of 40.5% for the three months ended November 30, 2017, compared to an effective tax rate of 33.6% for the three months ended November 30, 2016. The effective tax rate for the three months ended November 30, 2017 increased primarily due to increased losses in jurisdictions with existing valuation allowances, driven in part by higher stock-based compensation expense.

The recently enacted U.S. tax reform legislation will reduce the corporate tax rate, limit or eliminate certain tax deductions and change the taxation of foreign earnings of U.S. multinational companies. The enacted changes include a mandatory income inclusion (deemed repatriation) of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries, and will tax such income at reduced tax rates. This legislation could result in a material increase in our provision for income taxes, particularly as it relates to the U.S. tax on a deemed repatriation of the foreign earnings of our foreign subsidiaries and our correlated decision on future cash repatriation. The determination of the transition tax is contingent on further guidance to be issued by the Secretary of the U.S. Treasury, including the categorization of foreign subsidiary balance sheet assets. While we have significant unremitted foreign earnings, we expect to have U.S. tax attributes to reduce the transition tax. In light of U.S. tax reform, we are also reviewing our assertion related to the indefinite reinvestment of historical earnings for which a deferred tax liability has not already been recorded as it applies to the foreign income tax consequences of a future remittance. We are currently assessing the impact this enacted legislation may have on our Consolidated Financial Statements.

Non-GAAP (Core) Financial Measures

The following discussion and analysis of our financial condition and results of operations include certain non-GAAP financial measures as identified in the reconciliation below. The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Also, our “core” financial measures should not be construed as an inference by us that our future results will be unaffected by those items that are excluded from our “core” financial measures.

Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, other than temporary impairment on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.

We determine the tax effect of the items excluded from “core” earnings and “core” basic and diluted earnings per share based upon evaluation of the statutory tax treatment and the applicable tax rate of the jurisdiction in which the pre-tax items were incurred, and for which realization of the resulting tax benefit, if any, is expected. In certain jurisdictions where we do not expect to realize a tax benefit (due to existing tax incentives or a history of operating losses or other factors resulting in a valuation allowance related to deferred tax assets), a reduced or 0% tax rate is applied.

We are reporting “core” operating income and “core” earnings to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, any associated stock issued would result in an increase in our outstanding shares of stock, which would result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.

Included in the table below is a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30,	November 30,
	2017	2016
Operating income (U.S. GAAP)	$145,754	$165,607

Amortization of intangibles	9,979	8,322
Stock-based compensation expense and related charges	52,745	(291)
Restructuring and related charges	11,388	35,902
Business interruption and impairment charges, net(1)	7,354	—

Adjustments to operating income	81,466	43,933

Core operating income (Non-GAAP)	$227,220	$209,540

Net income attributable to Jabil Inc. (U.S. GAAP)	$63,795	$88,027
Adjustments to operating income	81,466	43,933
Adjustments for taxes	(717)	(2,325)

Core earnings (Non-GAAP)	$144,544	$129,635

Earnings per share (U.S. GAAP):
Basic	$0.36	$0.48

Diluted	$0.35	$0.47

Core earnings per share (Non-GAAP):
Basic	$0.82	$0.70

Diluted	$0.80	$0.69

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-GAAP):
Basic	176,936	185,292

Diluted	180,203	187,856

(1)	Charges, net of insurance proceeds of $10.3 million, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

Acquisitions and Expansion

As discussed in Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed one acquisition during the three months ended November 30, 2017 which was accounted for as a business combination using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter, which ends on November 30, due to higher demand for consumer related products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily being indicative of results for the entire fiscal year.

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

Cash and Cash Equivalents

As of November 30, 2017, we had approximately $746.3 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $597.0 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States as of November 30, 2017 without potential income tax consequences. As a result of the enacted U.S. tax reform legislation and after the mandatory income inclusion (deemed repatriation) of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries, we expect a significant portion of the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. income tax consequences upon a subsequent actual repatriation to the United States. However, a portion of this cash may still be subject to foreign income tax consequences upon future remittance.

Notes Payable and Credit Facilities

Following is summary of principal debt payments and debt issuance for our notes payable and credit facilities (in thousands):

					Borrowings		Total notes
					under		payable
	8.250%	5.625%	4.700%	4.900%	revolving	Borrowings	and
	Senior	Senior	Senior	Senior	credit	under	credit
	Notes(1)	Notes	Notes	Notes	facilities(2)	loans	facilities
Balance as of August 31, 2017	399,506	397,104	496,696	298,571	—	458,395	2,050,272
2017 borrowings	—	—	—	—	1,742,000	50,000	1,792,000
2017 payments	—	—	—	—	(1,742,000)	(6,293)	(1,748,293)
Other	239	222	164	61	—	(1,742)	(1,056)

Balance as of November 30, 2017	$399,745	$397,326	$496,860	$298,632	$—	$500,360	$2,092,923

Maturity Date	March 15, 2018	Dec. 15, 2020	Sept. 15, 2022	July 14, 2023	Nov. 8, 2022(2)	Nov. 8, 2022(2)
Original Facility/ Maximum Capacity	$400.0 million	$400.0 million	$500.0 million	$300.0 million	$2.2 billion(2)	$502.6 million(2)

(1)	We believe that our cash on hand and available borrowing under our credit facilities will be adequate to fund the payment of the 8.250% Senior Notes. However, we anticipate that we will enter into a new borrowing agreement to repay our 8.250% Senior Notes prior to maturity.
(2)	On November 8, 2017, we entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, be increased to $2.3 billion and (ii) a $500.0 million Term Loan Facility (collectively the “Credit Facility”). The Credit Facility expires on November 8, 2022. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the three months ended November 30, 2017, the interest rates on the Revolving Credit Facility borrowings ranged from 2.4% to 4.4% and the interest rates on the Term Loan Facility ranged from 2.6% to 2.7%.

Additionally, our foreign subsidiaries have various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of November 30, 2017, we had $2.2 billion in available unused borrowing capacity under our revolving credit facilities. We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our Revolving Credit Facility and our other credit facilities as well as additional public and private offerings of our debt and equity. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common stock.

Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our Credit Facility contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2017 and August 31, 2017, we were in compliance with all covenants under our Senior Notes and Credit Facility. Refer to Note 6 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of	Expiration
	Net Cash Proceeds (in millions)(1)	Date
North American(2)	$200.0	October 20, 2020
Foreign	$400.0	May 7, 2018

(1)	Maximum amount available at any one time.
(2)	On November 9, 2017, the program was extended to October 20, 2020.

In connection with our asset-backed securitization programs, as of November 30, 2017, we sold $1.4 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $602.0 million and recorded a deferred purchase price receivable of $760.0 million. As of November 30, 2017, we had up to $0.1 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of November 30, 2017 and August 31, 2017, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the five trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, at a discount, on an ongoing basis:

	Maximum	Type of	Expiration
Program	Amount (in millions)(1)	Facility	Date
A	$756.5 (2)	Uncommitted	August 31, 2022(3)
B	$150.0	Uncommitted	August 31, 2018
C	800.0 CNY	Uncommitted	February 15, 2018
D	$100.0	Uncommitted	November 1, 2018(3)
E	$50.0	Uncommitted	August 25, 2018

(1)	Maximum amount available at any one time.
(2)	The maximum amount under the program will be reduced to $650.0 million on February 1, 2018.
(3)	Any party may elect to terminate the agreement upon 15 days prior notice.

During the three months ended November 30, 2017, we sold $1.1 billion of trade accounts receivable under these programs and we received cash proceeds of $1.1 billion. As of November 30, 2017, we had up to $543.9 million in available liquidity under our trade accounts receivable sale programs.

Capital Expenditures

For fiscal year 2018, we anticipate our net capital expenditures, which do not include any amounts spent on acquisitions, will be approximately $700.0 million, principally to support ongoing business in the DMS and EMS segments. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.

Cash Flows

The following table sets forth selected consolidated cash flow information during the three months ended November 30, 2017 and 2016 (in thousands):

	Three months ended
	November 30,	November 30,
	2017	2016
Net cash (used in) provided by operating activities	$(53,587)	$151,940
Net cash used in investing activities	(295,212)	(164,427)
Net cash used in financing activities	(90,796)	(148,494)
Effect of exchange rate changes on cash and cash equivalents	(4,066)	(3,663)

Net decrease in cash and cash equivalents	$(443,661)	$(164,644)

Net cash used in operating activities during the three months ended November 30, 2017 was primarily due to higher inventories, prepaid expenses and other current assets and accounts receivable, partially offset by higher accounts payable, accrued expenses and other liabilities. The increase in inventories supports expected sales levels in the second quarter of fiscal year 2018 and also is due to increased demand. The increase in prepaid expense and other current assets is primarily due to an increase in deferred purchase price receivables from an increase in receivables sold and the timing of cash collections and an increase in the value added tax receivables. The increase in accounts receivable is primarily driven by the timing of sales and cash collections activity as well as higher sales levels. The increase in accounts payable, accrued expenses and other liabilities was primarily due to an increase in capital expenditures and materials purchases due to increased demand in the mobility business and the timing of purchases and cash payments.

Net cash used in investing activities during the three months ended November 30, 2017 consisted primarily of: (i) capital expenditures principally to support ongoing business in the DMS and EMS segments and (ii) cash paid for the acquisition of True-Tech Corporation, which were partially offset by proceeds and advances from the sale of property, plant and equipment.

Net cash used in financing activities during the three months ended November 30, 2017 was primarily due to: (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) treasury stock minimum tax withholding related to vesting of restricted stock and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.

Dividends and Share Repurchases

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In July 2017, the Board of Directors authorized the repurchase of up to $450.0 million of our common stock. The 2017 Share Repurchase Program expires on August 31, 2018. As of November 30, 2017, 3.2 million shares had been repurchased for $93.2 million and $356.7 million remains available under the 2017 Share Repurchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2017. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2017, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2017. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended

November 30, 2017:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number		Shares Purchased	Yet Be Purchased
	of Shares	Average Price	as Part of Publicly	Under the Program
Period	Purchased(1)	Paid per Share	Announced Program(2)	(in thousands)
September 1, 2017—September 30, 2017	670,383	$30.59	670,008	$429,430
October 1, 2017—October 31, 2017	2,704,869	$28.75	1,980,921	$372,398
November 1, 2017—November 30, 2017	550,400	$28.55	550,400	$356,684

Total	3,925,652	$29.04	3,201,329

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock appreciation rights, their tax withholding obligations.
(2)	In July 2017, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock as publicly announced in a press release issued on July 20, 2017. The share repurchase program expires on August 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit No.		Description

3.1	—	Registrant’s Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2017.)

3.2	—	Registrant’s Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the quarter ended May 31, 2017.)

4.1	—	Form of Certificate for Shares of the Registrant’s Common Stock. (Incorporated by reference to Exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.)(P)

4.2	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.)

4.3	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.)

4.4	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.)

4.5	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.)

4.6	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.)

4.7	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.)

4.8	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.)

4.9	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.)

10.1	—	Amended and Restated Five Year Credit Agreement dated as of November 8, 2017 among Jabil Inc.; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Sumitomo Mitsui Banking Corporation, as documentation agents; and Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 14, 2017.)

10.2†*	—	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Non-Employee Director.)

Index to Exhibits

Exhibit No.		Description
10.3†*	—	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU ONEU.)

10.4†*	—	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – ONEU.)

10.5†*	—	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive – Non-EU.)

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management compensatory plan, contract or arrangement
*	Filed or furnished herewith
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

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

JABIL INC. Registrant

Date: January 4, 2018	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: January 4, 2018	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer