Form 10-Q
period 2018-02-28
JABIL INC
filed 2018-04-05
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

As of March 28, 2018, there were 171,299,314 shares of the registrant’s Common Stock outstanding.

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 28, 2018 (Unaudited)	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$940,796	$1,189,919
Accounts receivable, net of allowance for doubtful accounts of $13,975 as of February 28, 2018 and $14,134 as of August 31, 2017	1,549,899	1,397,424
Inventories, net	3,387,995	2,942,083
Prepaid expenses and other current assets	1,157,485	1,097,257

Total current assets	7,036,175	6,626,683
Property, plant and equipment, net of accumulated depreciation of $3,406,924 as of February 28, 2018 and $3,125,390 as of August 31, 2017	3,141,952	3,228,678
Goodwill	635,314	608,184
Intangible assets, net of accumulated amortization of $289,837 as of February 28, 2018 and $269,212 as of August 31, 2017	292,285	284,596
Deferred income taxes	216,281	205,722
Other assets	166,250	142,132

Total assets	$11,488,257	$11,095,995

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$27,158	$445,498
Accounts payable	4,642,860	4,257,623
Accrued expenses	2,095,042	2,167,472

Total current liabilities	6,765,060	6,870,593
Notes payable, long-term debt and capital lease obligations, less current installments	2,181,478	1,632,592
Other liabilities	73,197	74,237
Income tax liabilities	136,310	100,902
Deferred income taxes	37,866	49,327

Total liabilities	9,193,911	8,727,651

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 256,566,035 and 253,266,684 shares issued and 172,063,230 and 177,727,653 shares outstanding as of February 28, 2018 and August 31, 2017, respectively	257	253
Additional paid-in capital	2,176,764	2,104,203
Retained earnings	1,802,372	1,730,893
Accumulated other comprehensive income	86,608	54,620
Treasury stock at cost, 84,502,805 and 75,539,031 shares as of February 28, 2018 and August 31, 2017, respectively	(1,783,906)	(1,536,455)

Total Jabil Inc. stockholders’ equity	2,282,095	2,353,514
Noncontrolling interests	12,251	14,830

Total equity	2,294,346	2,368,344

Total liabilities and equity	$11,488,257	$11,095,995

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net revenue	$5,301,101	$4,445,637	$10,886,633	$9,550,535
Cost of revenue	4,903,968	4,083,733	10,020,215	8,757,125

Gross profit	397,133	361,904	866,418	793,410
Operating expenses:
Selling, general and administrative	243,940	217,943	536,995	431,995
Research and development	8,344	7,085	17,453	14,708
Amortization of intangibles	9,890	8,766	19,869	17,088
Restructuring and related charges	5,427	44,927	16,815	80,829

Operating income	129,532	83,183	275,286	248,790
Other expense	10,485	3,371	16,367	8,051
Interest income	(5,011)	(2,289)	(8,824)	(4,744)
Interest expense	37,796	33,800	74,042	66,644

Income before income tax	86,262	48,301	193,701	178,839
Income tax expense	48,734	28,177	92,254	72,014

Net income	37,528	20,124	101,447	106,825
Net income (loss) attributable to noncontrolling interests, net of tax	220	(541)	344	(1,867)

Net income attributable to Jabil Inc.	$37,308	$20,665	$101,103	$108,692

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.21	$0.11	$0.58	$0.59

Diluted	$0.21	$0.11	$0.57	$0.58

Weighted average shares outstanding:
Basic	174,635	182,632	175,792	183,970

Diluted	176,953	185,010	178,578	186,463

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net income	$37,528	$20,124	$101,447	$106,825
Other comprehensive income (loss):
Foreign currency translation adjustment	24,721	27,123	20,921	3,504
Changes in fair value of derivative instruments, net of tax	20,653	2,423	28,396	10,656
Reclassification of net (gains) losses realized and included in net income related to derivative instruments, net of tax	(9,893)	7,797	(15,084)	11,394
Unrealized (loss) gain on available for sale securities	(349)	6,893	(1,814)	5,644
Actuarial loss, net of tax	(8)	—	(431)	—

Total other comprehensive income	35,124	44,236	31,988	31,198

Comprehensive income	$72,652	$64,360	$133,435	$138,023
Comprehensive income (loss) attributable to noncontrolling interests	220	(541)	344	(1,867)

Comprehensive income attributable to Jabil Inc.	$72,432	$64,901	$133,091	$139,890

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Inc. Stockholders’ Equity
	Common Stock				Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total Equity
Balance as of August 31, 2017	177,727,653	$253	$2,104,203	$1,730,893	$54,620	$(1,536,455)	$14,830	$2,368,344
Shares issued upon exercise of stock options	29,688	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	575,516	1	12,838	—	—	—	—	12,839
Vesting of restricted stock awards	2,694,147	3	(3)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(784,031)	—	—	—	—	(22,343)	—	(22,343)
Treasury shares purchased	(8,179,743)	—	—	—	—	(225,108)	—	(225,108)
Recognition of stock-based compensation	—	—	59,726	—	—	—	—	59,726
Declared dividends	—	—	—	(29,624)	—	—	—	(29,624)
Comprehensive income	—	—	—	101,103	31,988	—	344	133,435
Declared dividends to noncontrolling interest	—	—	—	—	—	—	(2,920)	(2,920)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(3)	(3)

Balance as of February 28, 2018	172,063,230	$257	$2,176,764	$1,802,372	$86,608	$(1,783,906)	$12,251	$2,294,346

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income	$101,447	$106,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382,322	380,317
Restructuring and related charges	9,263	46,775
Recognition of stock-based compensation expense and related charges	59,938	15,027
Deferred income taxes	(24,535)	(31,680)
Provision for allowance for doubtful accounts	17,271	4,705
Other, net	(792)	4,978
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(131,947)	(77,649)
Inventories	(418,307)	(19,521)
Prepaid expenses and other current assets	(46,549)	145,527
Other assets	(19,272)	(41,971)
Accounts payable, accrued expenses and other liabilities	369,346	(187,130)

Net cash provided by operating activities	298,185	346,203

Cash flows from investing activities:
Acquisition of property, plant and equipment	(544,401)	(320,674)
Proceeds and advances from sale of property, plant and equipment	236,316	18,963
Cash paid for business and intangible asset acquisitions, net of cash	(95,858)	(5,256)
Other, net	(2,360)	(1,360)

Net cash used in investing activities	(406,303)	(308,327)

Cash flows from financing activities:
Borrowings under debt agreements	4,690,570	3,453,390
Payments toward debt agreements	(4,555,233)	(3,471,329)
Payments to acquire treasury stock	(225,108)	(151,488)
Dividends paid to stockholders	(30,431)	(30,940)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	12,838	11,250
Treasury stock minimum tax withholding related to vesting of restricted stock	(22,343)	(10,796)
Other, net	(11,237)	(1,499)

Net cash used in financing activities	(140,944)	(201,412)

Effect of exchange rate changes on cash and cash equivalents	(61)	6,575

Net decrease in cash and cash equivalents	(249,123)	(156,961)
Cash and cash equivalents at beginning of period	1,189,919	912,059

Cash and cash equivalents at end of period	$940,796	$755,098

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2017. Results for the six months ended February 28, 2018 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2018.

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

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Stock appreciation rights	—	3	—	499
Restricted stock awards	2,476	4,881	2,354	4,968

Dividends

The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 28, 2018 and 2017 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017
	January 25, 2018	$0.08	$14,272	February 15, 2018	March 1, 2018
Fiscal Year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
	January 26, 2017	$0.08	$15,051	February 15, 2017	March 1, 2017

3. Inventories

Inventories consist of the following (in thousands):

	February 28, 2018	August 31, 2017
Raw materials	$1,893,693	$1,574,241
Work in process	873,827	822,628
Finished goods	679,827	591,227
Reserve for excess and obsolete inventory	(59,352)	(46,013)

Inventories, net	$3,387,995	$2,942,083

4. Stock-Based Compensation and Share Repurchases

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Restricted stock and stock appreciation rights	$12,952	$13,751	$56,459	$11,710
Employee stock purchase plan	2,087	1,567	3,787	3,317
Other(1)	—	—	7,538	—

Total	$15,039	$15,318	$67,784	$15,027

(1)	Represents a one-time cash-settled stock award that vested on November 30, 2017.

As of February 28, 2018, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 12,573,989.

Restricted Stock Awards

Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards. The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 28, 2018 and 2017, the Company awarded approximately 1.4 million and 1.8 million time-based restricted stock units, respectively, 0.4 million and 0.6 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based stock units, respectively.

On October 6, 2017, the Company’s Compensation Committee approved the modification of vesting criteria for certain performance-based restricted stock awards granted in fiscal year 2015. As a result of the modification, 0.8 million awards vested during the first quarter of fiscal year 2018, which resulted in approximately $24.9 million of stock-based compensation expense recognized.

The following represents the stock-based compensation information for the period indicated (in thousands):

February 28, 2018
Unrecognized stock-based compensation expense—restricted stock	$68,280
Remaining weighted-average period for restricted stock expense	1.5 years

Share Repurchases

In July 2017, the Company’s Board of Directors authorized the repurchase of up to $450.0 million of the Company’s common stock (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program expires on August 31, 2018. As of February 28, 2018, 8.2 million shares had been repurchased for $225.0 million and $225.0 million remains available under the 2017 Share Repurchase Program.

5. Concentration of Risk and Segment Data

Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2018, the Company’s five largest customers accounted for approximately 51% of its net revenue and 74 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

The Company procures components from a broad group of suppliers. Almost all of the products manufactured by the Company require one or more components that are available from only a single source.

Segment Data

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition costs and certain purchase accounting adjustments, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net, customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate those at which the Company would transact with third parties.

The following tables set forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net revenue
EMS	$2,870,488	$2,682,811	$5,732,548	$5,386,100
DMS	2,430,613	1,762,826	5,154,085	4,164,435

	$5,301,101	$4,445,637	$10,886,633	$9,550,535

Segment income and reconciliation of income before income tax
EMS	$95,283	$98,089	$180,993	$187,635
DMS	83,313	54,105	224,823	174,099

Total segment income	$178,596	$152,194	$405,816	$361,734
Reconciling items:
Amortization of intangibles	(9,890)	(8,766)	(19,869)	(17,088)
Distressed customer charge	(14,706)	—	(14,706)	—
Stock-based compensation expense and related charges	(15,039)	(15,318)	(67,784)	(15,027)
Restructuring and related charges	(5,427)	(44,927)	(16,815)	(80,829)
Business interruption and impairment charges, net	(4,002)	—	(11,356)	—
Other expense	(10,485)	(3,371)	(16,367)	(8,051)
Interest income	5,011	2,289	8,824	4,744
Interest expense	(37,796)	(33,800)	(74,042)	(66,644)

Income before income tax	$86,262	$48,301	$193,701	$178,839

	February 28, 2018	August 31, 2017
Total assets
EMS	$3,318,119	$2,778,820
DMS	5,238,401	5,290,468
Other non-allocated assets	2,931,737	3,026,707

	$11,488,257	$11,095,995

As of February 28, 2018, the Company operated in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 91.9% and 92.1% of net revenue during the three months and six months ended February 28, 2018, respectively, compared to 90.9% and 91.7% of net revenue during the three months and six months ended February 28, 2017.

6. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding as of February 28, 2018 and August 31, 2017 are summarized below (in thousands):

	Maturity Date	February 28, 2018	August 31, 2017
8.250% Senior Notes(1)(2)(3)	Mar 15, 2018	$—	$399,506
5.625% Senior Notes(1)(2)	Dec 15, 2020	397,549	397,104
4.700% Senior Notes(1)(2)	Sep 15, 2022	497,023	496,696
4.900% Senior Notes(1)	Jul 14, 2023	298,693	298,571
3.950% Senior Notes(1)(2)(3)	Jan 12, 2028	493,915	—
Borrowings under credit facilities(4)	Nov 8, 2022	—	—
Borrowings under loans(4)	Nov 8, 2022	494,005	458,395
Capital lease obligations		27,451	27,818

Total notes payable, long-term debt and capital lease obligations		2,208,636	2,078,090
Less current installments of notes payable, long-term debt and capital lease obligations		27,158	445,498

Notes payable, long-term debt and capital lease obligations, less current installments		$2,181,478	$1,632,592

(1)	The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)	The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)	During the three months ended February 28, 2018, the Company issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of the Company’s outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.
(4)	On November 8, 2017, the Company entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, be increased up to $2.3 billion and (ii) a $500.0 million Term Loan Facility (collectively the “Credit Facility”). The Credit Facility expires on November 8, 2022. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the six months ended February 28, 2018, the interest rates on the Revolving Credit Facility ranged from 2.4% to 4.4% and the interest rates on the Term Loan Facility ranged from 2.6% to 2.9%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.575% above the base rate or 0.975% to 1.575% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.875% above the base rate or 1.125% to 1.875% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero.

Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

Additionally, the Company’s foreign subsidiaries had various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of February 28, 2018, the Company has $2.2 billion in available unused borrowing capacity under its revolving credit facilities.

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the Revolving Credit Facility and 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of February 28, 2018 and August 31, 2017, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 5.625%, 4.700% and 3.950% senior notes, were approximately $424.4 million, $517.5 million and $480.2 million, respectively, as of February 28, 2018. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% senior notes, was approximately $306.5 million, as of February 28, 2018. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximate fair value as interest rates on these instruments approximate current market rates.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and seven uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 28, 2018 and 2017 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American(2)	$200.0	October 20, 2020
Foreign	$400.0	May 7, 2018

(1)	Maximum amount available at any one time.
(2)	On November 9, 2017, the program was extended to October 20, 2020.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Eligible trade accounts receivable sold	$2,057	$2,156	$4,449	$4,499
Cash proceeds received(1)	$1,507	$1,687	$3,895	$4,028
Pre-tax losses on sale of receivables(2)	$3	$2	$7	$4
Deferred purchase price receivables as of February 28(3)	$547	$467	$547	$467

(1)	For the three months and six months ended February 28, 2018 and 2017, the amount represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during the period.
(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.
(3)	Recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to their credit quality and short-term maturity the fair values approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculations.

The asset-backed securitization programs require compliance with several covenants. The North American asset-based securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of February 28, 2018 and August 31, 2017, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

The following is a summary of the seven trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$650.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	August 31, 2018
C	800.0	CNY	Uncommitted	February 13, 2019
D	$100.0		Uncommitted	November 1, 2018(2)
E	$50.0		Uncommitted	August 25, 2018
F	$110.0		Uncommitted	January 25, 2019(3)
G	$40.0		Uncommitted	February 23, 2023(2)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Trade accounts receivable sold(1)	$1,640	$711	$2,734	$1,655
Cash proceeds received	$1,636	$710	$2,728	$1,652

(1)	The resulting losses on the sales of trade accounts receivable during the three months and six months ended February 28, 2018 and 2017 were not material and were recorded to other expense within the Condensed Consolidated Statements of Operations.

8. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2017 to February 28, 2018 (in thousands):

	Foreign Currency Translation Adjustment(1)	Derivative Instruments(2)	Actuarial (Loss) Gain	Prior Service Cost	Available for Sale Securities(3)	Total
Balance as of August 31, 2017	$57,582	$29,967	$(33,215)	$889	$(603)	54,620
Other comprehensive income (loss) before reclassifications	20,921	28,396	(431)	—	(1,814)	47,072
Amounts reclassified from AOCI	—	(15,084)	—	—	—	(15,084)

Other comprehensive income (loss)	20,921	13,312	(431)	—	(1,814)	31,988

Balance as of February 28, 2018	$78,503	$43,279	$(33,646)	$889	$(2,417)	$86,608

(1)	There is no tax benefit (expense) related to the foreign currency translation adjustment components of AOCI, including reclassification adjustments, for the three months and six months ended February 28, 2018.
(2)	$7.0 million of AOCI reclassified into earnings during the six months ended February 28, 2018 for derivative instruments was classified as a reduction of income tax expense. The remaining amount reclassified into earnings was primarily classified as a component of cost of revenue. $7.8 million is expected to be reclassified into earnings during the next 6 months and will be classified as a reduction of income tax expense. The remaining amount expected to be reclassified into earnings will be classified as a component of cost of revenue. The annual tax benefit (expense) for unrealized gains on derivative instruments is not material for the three months and six months ended February 28, 2018.
(3)	There is no tax benefit (expense) related to the available for sale securities components of AOCI, including reclassification adjustments, for the three months and six months ended February 28, 2018.

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $391.8 million and $314.6 million as of February 28, 2018 and August 31, 2017, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2018 and November 30, 2018.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of February 28, 2018 and August 31, 2017, was $2.4 billion and $2.1 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 28, 2018, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	63,815	—	$63,815
Liabilities:
Forward foreign exchange contracts	—	(13,666)	—	(13,666)

Total	$—	50,149	—	$50,149

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments recorded in the Condensed Consolidated Balance Sheets as of February 28, 2018 and August 31, 2017 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of February 28, 2018	Fair Value as of August 31, 2017	Balance Sheet Location	Fair Value as of February 28, 2018	Fair Value as of August 31, 2017
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$19,601	$8,380	Accrued expenses	$396	$1,408
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$44,214	$31,280	Accrued expenses	$13,270	$9,131

The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense.

During the three months and six months ended February 28, 2018, the Company recognized $22.9 million and $32.7 million, respectively, in foreign currency losses, which were offset by $31.2 million and $51.0 million of gains, respectively, from related forward contracts. Both the foreign currency losses and gains from forward contracts were recognized in cost of revenue. For the three months and six months ended February 28, 2017, the amounts were immaterial and were recognized as components of cost of revenue.

Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

During the fourth quarter of fiscal year 2016, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 3.950% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $200.0 million. Concurrently with the pricing of the 3.950% Senior Notes, the Company settled the swaps. The fair value of the cash received for the swaps at settlement was $17.2 million. The effective portion of the swaps is recorded in the Company’s Consolidated Balance Sheets as a component of AOCI and is amortized to interest expense in the Company’s Consolidated Statements of Operations through January 2028. The effective portions of the swaps amortized to interest expense during the three months ended February 28, 2018 was not material.

During the fourth quarter of fiscal year 2016, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company will pay interest based upon a fixed rate as agreed upon with the respective counterparties and receive variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on September 30, 2016 and are scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded in the Company’s Condensed Consolidated Balance Sheets as a component of AOCI.

11. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Employee severance and benefit costs	$2,012	$9,097	$5,989	$28,483
Lease costs	7	1,158	7	4,449
Asset write-off costs	2,451	34,135	9,263	46,775
Other related costs	957	537	1,556	1,122

Total restructuring and related charges(1)(2)	$5,427	$44,927	$16,815	$80,829

(1)	Includes $2.1 million and $4.0 million recorded in the EMS segment, $3.3 million and $36.6 million recorded in the DMS segment and $0.0 million and $4.4 million of non-allocated charges for the three months ended February 28, 2018 and 2017, respectively. Includes $8.0 million and $11.3 million recorded in the EMS segment, $7.9 million and $48.1 million recorded to the DMS segment and $0.9 million and $21.4 million of non-allocated charges for the six months ended February 28, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Primarily relates to the 2017 Restructuring Plan.

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

Upon completion of the 2017 Restructuring Plan, the Company expects to recognize approximately $195.0 million in restructuring and other related costs. The Company has incurred $168.6 million in costs-to-date as of February 28, 2018. The remaining costs for employee severance and benefit costs, asset write-off costs and other related costs are anticipated to be incurred during the remainder of fiscal year 2018.

The tables below summarize the Company’s liability activity, primarily associated with the 2017 Restructuring Plan

(in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2017	$33,580	$1,665	$—	$3,143	$38,388
Restructuring related charges	5,989	7	9,263	1,556	16,815
Asset write-off charge and other non-cash activity	442	—	(9,263)	22	(8,799)
Cash payments	(18,703)	(125)	—	(2,243)	(21,071)

Balance as of February 28, 2018	$21,308	$1,547	$—	$2,478	$25,333

12. Business Acquisitions

On September 1, 2017, the Company completed the acquisition of True-Tech Corporation (“True-Tech”) for approximately $95.9 million in cash. True-Tech is a manufacturer specializing in aerospace, semiconductor and medical machined components.

The acquisition of True-Tech assets has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $114.7 million, including $25.9 million in intangible assets and $22.6 million in goodwill, and liabilities assumed of $18.8 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the EMS segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on September 1, 2017. Pro forma information has not been provided as the acquisition of True-Tech is not deemed to be significant.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending August 31, 2018. The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has applied SAB 118, recorded a provisional estimate related to certain effects of the Tax Act, and provided required disclosures in Note 14 – “Income Taxes.”

During the second quarter of fiscal year 2018, the FASB issued a new accounting standard which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

14. Income Taxes

The Tax Act, enacted December 22, 2017, reduced the corporate tax rate, limited or eliminated certain tax deductions, and changed the taxation of foreign earnings of U.S. multinational companies. The enacted changes include a mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries and will tax such income at reduced tax rates (“mandatory deemed repatriation tax”).

For the second quarter of 2018, the Company has made reasonable estimates related to certain impacts of the Tax Act and, in accordance with SAB 118, has recorded a provisional income tax expense of $30.9 million. This provisional expense is mainly comprised of the one-time mandatory deemed repatriation tax that will be paid over eight years as well as the re-measurement of the Company’s U.S. deferred tax attributes. The calculation of the mandatory deemed repatriation tax is based upon preliminary estimates of post-1986 earnings and profits and tax pools, utilization of U.S. federal net operating losses and tax credits and the amounts of foreign earnings held in cash and non-cash assets.

As a result of the mandatory deemed repatriation tax, the Company will have a substantial amount of previously taxed earnings that can be distributed to the U.S. without additional U.S. taxation. Additionally, the Tax Act provides for a 100% dividends received deduction for dividends received by U.S. corporations from 10-percent or more owned foreign corporations. Therefore, the Company is analyzing its indefinite reinvestment assertion and cash repatriation plan. The Company has made no adjustments to its financial statements in the current quarter with respect to its indefinite reinvestment assertion, but may do so during the measurement period. A change in assertion could result in a material deferred tax liability associated with foreign withholding taxes that would be incurred upon such future remittances of cash. Additionally, the Company is still evaluating the Global Intangible Low-Taxed Income (“GILTI”) provisions and the associated election to record its effects as a period cost or a component of deferred taxes.

The final impact of the Tax Act may differ from the Company’s estimates due to, among other items, additional regulatory guidance that may be issued, changes in interpretations and assumptions, and finalization of calculations of the impact of the Tax Act, including the on-going analysis of U.S. tax attributes, re-measurement of the Company’s U.S. deferred tax attributes and the computation of earnings and profits and tax pools of the Company’s foreign subsidiaries. The Company also continues to evaluate its indefinite reinvestment assertion regarding undistributed earnings and profits as a result of the Tax Act. As the Company finalizes the accounting for the tax effects of the enactment of the Tax Act during the measurement period, the Company will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods such adjustments are identified. The Company has not completed its accounting for any aspect of the Tax Act.

As a result of the Tax Act, the Company will be subject to a blended U.S. federal tax rate of 25.7% for the current fiscal year and a 21.0% U.S. federal tax rate for future years. The effective tax rate differed from the blended U.S. federal statutory rate of 25.7% during the three months and six months ended February 28, 2018 primarily due to the Tax Act, including the one-time mandatory deemed repatriation tax and the re-measurement of the Company’s U.S. deferred tax attributes of $30.9 million, partially offset by a reduction in unrecognized tax benefits of $16.1 million for the lapse of statute in a non-U.S. jurisdiction. Other primary drivers for the difference between the effective tax rate and the blended U.S. federal statutory rate of 25.7% during the three months and six months ended February 28, 2018 and 2017 are: (a) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (b) losses in tax jurisdictions with existing valuation allowances, including losses from stock-based compensation for the six months ended February 28, 2018.

15. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2018 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue for the six months ended February 28, 2018, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico S.A., LM Ericsson Telephone Company, NetApp, Inc., SolarEdge Technologies, Inc., Valeo S.A. and Zebra Technologies Corporation.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 91.9% and 92.1%, of net revenue from our international operations for the three months and six months ended February 28, 2018, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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

In September 2017, our operations in Cayey, Puerto Rico received significant hurricane damage. During the three months and six months ended February 28, 2018, we recognized $4.0 million and $11.4 million of expenses, net of insurance proceeds of $6.1 million and $16.4 million, respectively. As we continue to assess the impact to our operations, we may incur additional costs in the third quarter of fiscal year 2018. We also expect the majority of these costs will ultimately be offset by insurance coverage.

Summary of Results

The following table sets forth, for the three months and six months ended February 28, 2018 and 2017, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net revenue	$5,301,101	$4,445,637	$10,886,633	$9,550,535
Gross profit	$397,133	$361,904	$866,418	$793,410
Operating income	$129,532	$83,183	$275,286	$248,790
Net income attributable to Jabil Inc.	$37,308	$20,665	$101,103	$108,692
Earnings per share—basic	$0.21	$0.11	$0.58	$0.59
Earnings per share—diluted	$0.21	$0.11	$0.57	$0.58
Cash dividend per share—declared	$0.08	$0.08	$0.16	$0.16

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	February 28, 2018	November 30, 2017	August 31, 2017	May 31, 2017
Sales cycle(1)	3 days	(2) days	0 days	9 days
Inventory turns (annualized)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable(2)	26 days	25 days	25 days	29 days
Days in inventory(3)	62 days	58 days	58 days	59 days
Days in accounts payable(4)	85 days	85 days	83 days	79 days

(1)	The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)	During the three months ended August 31, 2017, the decrease in days in accounts receivable from the prior sequential quarter was primarily due to the timing of sales and collections activity.
(3)	During the three months ended February 28, 2018, the increase in days in inventory from the prior sequential quarter was primarily due to the increase in inventories to support expected sales levels in the third quarter of fiscal year 2018 along with overall increased demand.
(4)	During the three months ended November 30, 2017 and August 31, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to higher materials purchases during the quarter due to increased demand in the mobility business as well as the timing of purchases and cash payments from purchases during the quarter.

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

Recent Accounting Pronouncements

See Note 13 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and six months ended February 28, 2018 and 2017, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Net revenue	100%	100%	100%	100%
Cost of revenue	92.5	91.9	92.0	91.7

Gross profit	7.5	8.1	8.0	8.3
Operating expenses:
Selling, general and administrative	4.6	4.9	4.9	4.6
Research and development	0.2	0.2	0.2	0.2
Amortization of intangibles	0.2	0.2	0.2	0.2
Restructuring and related charges	0.1	1.0	0.2	0.8

Operating income	2.4	1.8	2.5	2.5
Other expense	0.2	0.1	0.1	0.1
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.7	0.8	0.7	0.7

Income before income tax	1.6	1.0	1.8	1.8
Income tax expense	0.9	0.6	0.9	0.8

Net income	0.7	0.4	0.9	1.0
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	(0.0)	0.0	(0.0)

Net income attributable to Jabil Inc.	0.7%	0.4%	0.9%	1.0%

The Three Months and Six Months Ended February 28, 2018 compared to the Three Months and Six Months Ended February 28, 2017

Net Revenue. Net revenue increased 19.2% to $5.3 billion during the three months ended February 28, 2018, compared to $4.4 billion during the three months ended February 28, 2017. Specifically, the DMS segment revenues increased 38% due to a 36% increase in revenues from customers within our mobility business as a result of increased end user product demand and a 2% increase in revenues due to new business from existing customers in our healthcare business. EMS segment revenues increased 7% primarily due to a 3% increase in revenues due to a new customer and from existing customers within our industrial and energy business, a 3% increase in revenues from customers within our capital equipment business, a 2% increase in revenues from customers within our digital home business and a 1% increase in revenues from customers in our automotive and transportation business. The increase was partially offset by a 2% decrease spread across various industries within the EMS segment.

Net revenue increased 14.0% to $10.9 billion during the six months ended February 28, 2018, compared to $9.6 billion during the six months ended February 28, 2017. Specifically, the DMS segment revenues increased 24% due to a 23% increase in revenues from customers within our mobility business as a result of increased end user product demand and a 1% increase in revenues due to new business from existing customers in our healthcare business. EMS segment revenues increased 6% primarily due to a 3% increase in revenues from customers within our capital equipment business, a 2% increase in revenues from customers within our digital home business, a 2% increase in revenues from customers within our industrial and energy business and a 1% increase from customers in our automotive and transportation business. The increase was partially offset by a 2% decrease spread across various industries with the EMS segment.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
EMS	54%	60%	53%	56%
DMS	46%	40%	47%	44%

Total	100%	100%	100%	100%

Foreign source revenue represented 91.9% and 92.1% of our net revenue for the three months and six months ended February 28, 2018, respectively, compared to 90.9% and 91.7% of net revenue for the three months and six months ended February 28, 2017, respectively.

Gross Profit. Gross profit increased to $397.1 million (7.5% of net revenue) and $866.4 million (8.0% of net revenue) during the three months and six months ended February 28, 2018, respectively, compared to $361.9 million (8.1% of net revenue) and $793.4 million (8.3% of net revenue) during the three months and six months ended February 28, 2017, respectively. Gross profit increased on an absolute basis primarily due to the increase in net revenue. Gross profit decreased as a percentage of revenue due to 1) increased costs in our mobility and packaging businesses and 2) charges related to a distressed customer.

Selling, General and Administrative. Selling, general and administrative expenses increased to $243.9 million (4.6% of net revenue) during the three months ended February 28, 2018, compared to $217.9 million (4.9% of net revenue) during the three months ended February 28, 2017. The increase is primarily driven by an increase in salary and salary related expenses and other costs to support business growth and development.

Selling, general and administrative expenses increased to $537.0 million (4.9% of net revenue) during the six months ended February 28, 2018, compared to $432.0 million (4.6% of net revenue) during the six months ended February 28, 2017. During the first quarter of fiscal year 2018, we recognized an additional $32.4 million of stock-based compensation expense due to the modification of certain performance-based restricted stock awards and a one-time cash-settled award while the first quarter of fiscal year 2017 included a $21.0 million reversal of stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The remaining increase is primarily driven by an increase in salary and salary related expenses and other costs to support business growth and development.

Research and Development. Research and development expenses of $8.3 million (0.2% of net revenue) and $17.5 million (0.2% of net revenue) during the three months and six months ended February 28, 2018, respectively, compared to $7.1 million (0.2% of net revenue) and $14.7 million (0.2% of net revenue) during the three months and six months ended February 28, 2017, respectively, remained relatively consistent.

Amortization of Intangibles. Amortization of intangibles increased to $9.9 million and $19.9 million during the three months and six months ended February 28, 2018, respectively, compared to $8.8 million and $17.1 million during the three months and six months ended February 28, 2017, respectively, primarily due to amortization from intangible assets related to the Lewis Engineering and True-Tech acquisitions that occurred in the third quarter of fiscal year 2017 and the first quarter of fiscal year 2018, respectively.

Restructuring and Related Charges.

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Employee severance and benefit costs	$2,012	$9,097	$5,989	$28,483
Lease costs	7	1,158	7	4,449
Asset write-off costs	2,451	34,135	9,263	46,775
Other related costs	957	537	1,556	1,122

Total restructuring and related charges(1)(2)	$5,427	$44,927	$16,815	$80,829

(1)	Includes $2.1 million and $4.0 million recorded in the EMS segment, $3.3 million and $36.6 million recorded in the DMS segment and $0.0 million and $4.4 million of non-allocated charges for the three months ended February 28, 2018 and 2017, respectively. Includes $8.0 million and $11.3 million recorded in the EMS segment, $7.9 million and $48.1 million recorded in the DMS segment and $0.9 million and $21.4 million of non-allocated charges for the six ended February 28, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Primarily relates to the 2017 Restructuring Plan.

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

Upon completion of the 2017 Restructuring Plan, we expect to recognize approximately $195.0 million in restructuring and related charges. We have incurred $168.6 million of costs-to-date as of February 28, 2018. The remaining costs for employee severance and benefits costs, asset write-off costs and other related costs are anticipated to be incurred during the remainder of fiscal year 2018.

The 2017 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2019 in the range of $70.0 million to $90.0 million. The annual cost savings are expected to be reflected as a reduction in cost of revenue as well as reduction of selling, general and administrative expense.

See Note 11 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 Restructuring Plan.

Other Expense. Other expense increased to $10.5 million and $16.4 million for the three months and six months ended February 28, 2018, respectively, compared to $3.4 million and $8.1 million for the three months and six months ended February 28, 2017, respectively. The increase is primarily due to an increase in fees associated with the asset-backed securitization programs and the new trade accounts receivable sale programs. Additionally, during the three months ended February 28, 2018 we incurred costs of $2.6 million as a result of the early redemption of the 8.250% Senior Notes due 2018.

Interest Income. Interest income increased to $5.0 million and $8.8 million during the three months and six months ended February 28, 2018, respectively, compared to $2.3 million and $4.7 million during the three months and six months ended February 28, 2017, respectively, due to increased investments.

Interest Expense. Interest expense increased to $37.8 million and $74.0 million during the three months and six months ended February 28, 2018, respectively, compared to $33.8 million and $66.6 million during the three months and six months ended February 28, 2017, respectively, due to additional borrowings on the Revolving Credit Facility and higher interest rates.

Income Tax Expense. Income tax expense reflects an effective tax rate of 56.5% and 47.6% for the three months and six months ended February 28, 2018, respectively, compared to an effective tax rate of 58.3% and 40.3% for the three months and six months ended February 28, 2017, respectively.

The effective tax rate of 56.5% for the three months ended February 28, 2018 decreased from the effective tax rate of 58.3% for the three months ended February 28, 2017 primarily due to (a) reduced losses in jurisdictions with existing valuation allowances, driven in part by lower restructuring expense; and (b) $16.1 million of tax benefits from the lapse of statute in a non-U.S. jurisdiction. Overall decreases were partially offset by the $30.9 million of tax expense from the Tax Cuts and Jobs Act of 2017 (“Tax Act”) impact driven primarily by the mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries taxed at reduced rates (“mandatory deemed repatriation tax”).

The effective tax rate of 47.6% for the six months ended February 28, 2018 increased from the effective tax rate of 40.3% for the six months ended February 28, 2017 primarily due to the $30.9 million of tax expense from the Tax Act impact driven primarily by the one-time mandatory deemed repatriation tax. This increase was partially offset by $16.1 million of tax benefits from the lapse of statute in a non-U.S. jurisdiction.

As of the end of the second quarter of 2018, we have made reasonable estimates of the impact related to certain aspects of the Tax Act and, in accordance with the SEC’s Staff Accounting Bulletin No. 118, have recorded a provisional income tax expense of approximately $30.9 million. As a result of the Tax Act, we are analyzing the indefinite reinvestment assertion and cash repatriation plan. We have made no adjustments to the financial statements in the current quarter with respect to our indefinite reinvestment assertion but may do so during the measurement period permitted by applicable SEC guidance. A change in assertion could result in a material deferred tax liability associated with foreign withholding taxes that would be incurred upon such future remittances of cash. The final impact of the Tax Act may differ from our estimate due to, among other items, additional regulatory guidance that may be issued, changes in interpretations and assumptions and finalization of calculations of the impact of the Tax Act, including the on-going analysis of U.S. tax attributes, re-measurement of the U.S. deferred tax attributes and the computation of earnings and profits and tax pools of our foreign subsidiaries. As we finalize the accounting for the tax effects of the enactment of the Tax Act during the measurement period, we will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods adjustments are identified.

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

Included in the table below is a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Six months ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Operating income (U.S. GAAP)	$129,532	$83,183	$275,286	$248,790

Amortization of intangibles	9,890	8,766	19,869	17,088
Distressed customer charge(1)	14,706	—	14,706	—
Stock-based compensation expense and related charges	15,039	15,318	67,784	15,027
Restructuring and related charges	5,427	44,927	16,815	80,829
Business interruption and impairment charges, net(2)	4,002	—	11,356	—

Adjustments to operating income	49,064	69,011	130,530	112,944

Core operating income (Non-GAAP)	$178,596	$152,194	$405,816	$361,734

Net income attributable to Jabil Inc. (U.S. GAAP)	$37,308	$20,665	$101,103	$108,692
Adjustments to operating income	49,064	69,011	130,530	112,944
Adjustments for taxes(3)	29,771	(899)	29,054	(3,224)

Core earnings (Non-GAAP)	$116,143	$88,777	$260,687	$218,412

Earnings per share (U.S. GAAP):
Basic	$0.21	$0.11	$0.58	$0.59

Diluted	$0.21	$0.11	$0.57	$0.58

Core earnings per share (Non-GAAP):
Basic	$0.67	$0.49	$1.48	$1.19

Diluted	$0.66	$0.48	$1.46	$1.17

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-GAAP):
Basic	174,635	182,632	175,792	183,970

Diluted	176,953	185,010	178,578	186,463

(1)	Charges relate to inventory and other assets charges for a distressed customer.
(2)	Charges, net of insurance proceeds of $6.1 million and $16.4 million for the three months and six months ended February 28, 2018, respectively, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.
(3)	Includes $30.9 million which is comprised of the provisional one-time mandatory deemed repatriation tax as required by the Tax Act and the provisional impact of the Tax Act to the re-measurement of U.S. deferred tax attributes for the three months and six months ended February 28, 2018, respectively.

Acquisitions and Expansion

As discussed in Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed one acquisition during the six months ended February 28, 2018 which was accounted for as a business combination using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.

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

Cash and Cash Equivalents

As of February 28, 2018, we had approximately $940.8 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. As a result of the Tax Act and after the mandatory deemed repatriation tax on our historically untaxed foreign earnings, the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. As a result, most of our cash and cash equivalents as of February 28, 2018 could be repatriated to the United States without potential tax consequences.

Notes Payable and Credit Facilities

Following is summary of principal debt payments and debt issuance for our notes payable and credit facilities (in thousands):

	8.250% Senior Notes(1)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes(1)	Borrowings under revolving credit facilities(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2017	$399,506	$397,104	$496,696	$298,571	$—	$—	$458,395	$2,050,272
Borrowings	—	—	—	—	498,588	4,142,000	50,000	4,690,588
Payments	(400,000)	—	—	—	—	(4,142,000)	(12,609)	(4,554,609)
Other	494	445	327	122	(4,673)	—	(1,781)	(5,066)

Balance as of February 28, 2018	$—	$397,549	$497,023	$298,693	$493,915	$—	$494,005	$2,181,185

Maturity Date	March 18, 2018	December 15, 2020	September 15, 2022	July 14, 2023	January 12, 2028	November 8, 2022(2)	November 8, 2022(2)
Original Facility/ Maximum Capacity	$400.0 million	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.2 billion(2)	$502.7 million(2)

(1)	During the second quarter of fiscal year 2018, we issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of our outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.
(2)	On November 8, 2017, we entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, be increased up to $2.3 billion and (ii) a $500.0 million Term Loan Facility (collectively the “Credit Facility”). The Credit Facility expires on November 8, 2022. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the six months ended February 28, 2018, the interest rates on the Revolving Credit Facility borrowings ranged from 2.4% to 4.4% and the interest rates on the Term Loan Facility ranged from 2.6% to 2.9%.

Additionally, our foreign subsidiaries have various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of February 28, 2018, we had $2.2 billion in available unused borrowing capacity under our revolving credit facilities.

Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our Credit Facility contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 28, 2018 and August 31, 2017, we were in compliance with all covenants under our Senior Notes and Credit Facility. Refer to Note 6 –    “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American(2)	$200.0	October 20, 2020
Foreign	$400.0	May 7, 2018

(1)	Maximum amount available at any one time.
(2)	On November 9, 2017, the program was extended to October 20, 2020.

In connection with our asset-backed securitization programs, as of February 28, 2018, we sold $1.1 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $575.3 million and recorded a deferred purchase price receivable of $546.8 million. As of February 28, 2018, we had up to $26.1 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of February 28, 2018 and August 31, 2017, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the seven trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)	Type of Facility	Expiration Date
A	$650.0	Uncommitted	August 31, 2022(2)
B	$150.0	Uncommitted	August 31, 2018
C	800.0 CNY	Uncommitted	February 13, 2019
D	$100.0	Uncommitted	November 1, 2018(2)
E	$50.0	Uncommitted	August 25, 2018
F	$110.0	Uncommitted	January 25, 2019(3)
G	$40.0	Uncommitted	February 23, 2023(2)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.

During the three months and six months ended February 28, 2018, we sold $1.6 billion and $2.7 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $1.6 billion and $2.7 billion, respectively. As of February 28, 2018, we had up to $256.5 million in available liquidity under our trade accounts receivable sale programs.

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

Cash Flows

The following table sets forth selected consolidated cash flow information during the six months ended February 28, 2018 and 2017 (in thousands):

	Six months ended
	February 28, 2018	February 28, 2017
Net cash provided by operating activities	$298,185	$346,203
Net cash used in investing activities	(406,303)	(308,327)
Net cash used in financing activities	(140,944)	(201,412)
Effect of exchange rate changes on cash and cash equivalents	(61)	6,575

Net decrease in cash and cash equivalents	$(249,123)	$(156,961)

Net cash provided by operating activities during the six months ended February 28, 2018 was primarily due to higher inventories, accounts receivable and prepaid expenses and other current assets, partially offset by higher accounts payable, accrued expenses and other liabilities. The increase in inventories supports expected sales levels in the third quarter of fiscal year 2018 and also is due to increased demand. The increase in accounts receivable is primarily driven by the timing of sales and cash collections activity as well as higher sales levels. The increase in prepaid expense and other current assets is primarily due to an increase in deferred purchase price receivables from an increase in receivables sold and the timing of cash collections, the increase in forward foreign exchange contract assets driven by hedging activity related to fluctuations of exchange rates and an increase in the value added tax receivables. The increase in accounts payable, accrued expenses and other liabilities was primarily due to an increase in capital expenditures and materials purchases due to increased demand in the mobility business and the timing of purchases and cash payments.

Net cash used in investing activities during the six months ended February 28, 2018 consisted primarily of: (i) capital expenditures principally to support ongoing business in the DMS and EMS segments and (ii) cash paid for the acquisition of True-Tech Corporation, which were partially offset by proceeds and advances from the sale of property, plant and equipment.

Net cash used in financing activities during the six months ended February 28, 2018 was primarily due to: (i) payments for debt agreements including the 8.250% Senior Notes, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by borrowings under debt agreements including the 3.950% Senior Notes.

Contractual Obligations

As of the date of this report, other than the borrowings on the 3.950% Senior Notes and payments on the 8.250% Senior Notes discussed in Note 6 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business since August 31, 2017 to our contractual obligations and commitments.

Dividends and Share Repurchases

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In July 2017, the Board of Directors authorized the repurchase of up to $450.0 million of our common stock. The 2017 Share Repurchase Program expires on August 31, 2018. As of February 28, 2018, 8.2 million shares had been repurchased for $225.0 million and $225.0 million remains available under the 2017 Share Repurchase Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 28, 2018. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 28, 2018, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
December 1, 2017 - December 31, 2017	1,070,000	$27.45	1,070,000	$327,311
January 1, 2018 - January 31, 2018	1,644,885	$26.89	1,585,625	$284,668
February 1, 2018 - February 28, 2018	2,323,237	$25.69	2,322,789	$224,985

Total	5,038,122	$26.46	4,978,414

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock appreciation rights, their tax withholding obligations.
(2)	In July 2017, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock as publicly announced in a press release issued on July 20, 2017. The share repurchase program expires on August 31, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date
1.1	Underwriting Agreement, dated as of January 9, 2018, between the Company and BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several underwriters listed therein.	8-K	1.1	1/17/2018

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/2009

4.4	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.5	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.6	Form of 3.950% Senior Notes due 2028 (included in the Officers’ Certificate filed as Exhibit 4.10).	8-K	4.2	1/17/2018

4.7	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management compensatory plan, contract or arrangement
*	Filed or furnished herewith
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

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

JABIL INC. Registrant

Date: April 5, 2018	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: April 5, 2018	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer