Form 10-Q
period 2018-05-31
JABIL INC
filed 2018-06-28
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

As of June 20, 2018, there were 168,444,744 shares of the registrant’s Common Stock outstanding.

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	May 31, 2018 (Unaudited)	August 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$677,492	$1,189,919
Accounts receivable, net of allowance for doubtful accounts of $11,084 as of May 31, 2018 and $14,134 as of August 31, 2017	1,586,685	1,397,424
Inventories, net	3,343,782	2,942,083
Prepaid expenses and other current assets	1,124,028	1,097,257

Total current assets	6,731,987	6,626,683
Property, plant and equipment, net of accumulated depreciation of $3,547,148 as of May 31, 2018 and $3,125,390 as of August 31, 2017	3,127,083	3,228,678
Goodwill	631,482	608,184
Intangible assets, net of accumulated amortization of $298,925 as of May 31, 2018 and $269,212 as of August 31, 2017	288,342	284,596
Deferred income taxes	230,751	205,722
Other assets	165,865	142,132

Total assets	$11,175,510	$11,095,995

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$273,500	$445,498
Accounts payable	4,327,659	4,257,623
Accrued expenses	1,980,266	2,167,472

Total current liabilities	6,581,425	6,870,593
Notes payable, long-term debt and capital lease obligations, less current installments	2,175,133	1,632,592
Other liabilities	66,690	74,237
Income tax liabilities	132,338	100,902
Deferred income taxes	34,366	49,327

Total liabilities	8,989,952	8,727,651

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 256,590,528 and 253,266,684 shares issued and 168,799,744 and 177,727,653 shares outstanding as of May 31, 2018 and August 31, 2017, respectively	257	253
Additional paid-in capital	2,191,406	2,104,203
Retained earnings	1,830,921	1,730,893
Accumulated other comprehensive income	25,932	54,620
Treasury stock at cost, 87,790,784 and 75,539,031 shares as of May 31, 2018 and August 31, 2017, respectively	(1,875,375)	(1,536,455)

Total Jabil Inc. stockholders’ equity	2,173,141	2,353,514
Noncontrolling interests	12,417	14,830

Total equity	2,185,558	2,368,344

Total liabilities and equity	$11,175,510	$11,095,995

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net revenue	$5,436,952	$4,489,557	$16,323,585	$14,040,092
Cost of revenue	5,038,725	4,163,142	15,058,940	12,920,267

Gross profit	398,227	326,415	1,264,645	1,119,825
Operating expenses:
Selling, general and administrative	252,487	233,884	789,482	665,879
Research and development	10,082	7,274	27,535	21,982
Amortization of intangibles	10,040	9,174	29,909	26,262
Restructuring and related charges	12,647	32,700	29,462	113,529

Operating income	112,971	43,383	388,257	292,173
Other expense	10,139	15,821	26,506	23,872
Interest income	(4,499)	(3,663)	(13,323)	(8,407)
Interest expense	36,178	35,443	110,220	102,087

Income (loss) before income tax	71,153	(4,218)	264,854	174,621
Income tax expense	28,451	21,481	120,705	93,495

Net income (loss)	42,702	(25,699)	144,149	81,126
Net income (loss) attributable to noncontrolling interests, net of tax	161	(418)	505	(2,285)

Net income (loss) attributable to Jabil Inc.	$42,541	$(25,281)	$143,644	$83,411

Earnings (loss) per share attributable to the stockholders of Jabil Inc.:
Basic	$0.25	$(0.14)	$0.83	$0.46

Diluted	$0.25	$(0.14)	$0.81	$0.45

Weighted average shares outstanding:
Basic	170,514	181,038	174,013	182,982

Diluted	173,279	181,038	176,997	186,621

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income (loss)	$42,702	$(25,699)	$144,149	$81,126
Other comprehensive income:
Foreign currency translation adjustment	(40,640)	11,727	(19,720)	15,231
Changes in fair value of derivative instruments, net of tax	(5,944)	(2,009)	22,453	8,647
Reclassification of net (gains) losses realized and included in net income related to derivative instruments, net of tax	(13,890)	201	(28,974)	11,595
Unrealized (loss) gain on available for sale securities	(202)	4,548	(2,016)	10,192
Actuarial loss, net of tax	—	—	(431)	—
Reclassification of losses on available for sale securities into net income	—	10,139	—	10,139

Total other comprehensive (loss) income	(60,676)	24,606	(28,688)	55,804

Comprehensive (loss) income	$(17,974)	$(1,093)	$115,461	$136,930
Comprehensive income (loss) attributable to noncontrolling interests	161	(418)	505	(2,285)

Comprehensive (loss) income attributable to Jabil Inc.	$(18,135)	$(675)	$114,956	$139,215

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Inc. Stockholders’ Equity
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance as of August 31, 2017	177,727,653	$253	$2,104,203	$1,730,893	$54,620	$(1,536,455)	$14,830	$2,368,344
Shares issued upon exercise of stock options	29,688	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	575,777	1	12,844	—	—	—	—	12,845
Vesting of restricted stock awards	2,718,379	3	(3)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(790,598)	—	—	—	—	(22,526)	—	(22,526)
Treasury shares purchased	(11,461,155)	—	—	—	—	(316,394)	—	(316,394)
Recognition of stock-based compensation	—	—	74,362	—	—	—	—	74,362
Declared dividends	—	—	—	(43,616)	—	—	—	(43,616)
Comprehensive income	—	—	—	143,644	(28,688)	—	505	115,461
Declared dividends to noncontrolling interest	—	—	—	—	—	—	(2,920)	(2,920)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	2	2

Balance as of May 31, 2018	168,799,744	$257	$2,191,406	$1,830,921	$25,932	$(1,875,375)	$12,417	$2,185,558

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2018	May 31, 2017
Cash flows from operating activities:
Net income	$144,149	$81,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	583,646	570,557
Restructuring and related charges	14,838	58,613
Recognition of stock-based compensation expense and related charges	74,977	33,377
Deferred income taxes	(39,762)	(44,916)
Provision for allowance for doubtful accounts	20,577	8,524
Other, net	(4,059)	17,766
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(186,231)	(85,761)
Inventories	(379,658)	(216,149)
Prepaid expenses and other current assets	(32,981)	100,397
Other assets	(21,542)	(28,852)
Accounts payable, accrued expenses and other liabilities	20,897	38,341

Net cash provided by operating activities	194,851	533,023

Cash flows from investing activities:
Acquisition of property, plant and equipment	(819,167)	(482,739)
Proceeds and advances from sale of property, plant and equipment	246,370	43,437
Cash paid for business and intangible asset acquisitions, net of cash	(109,664)	(36,620)
Other, net	(2,360)	(1,360)

Net cash used in investing activities	(684,821)	(477,282)

Cash flows from financing activities:
Borrowings under debt agreements	6,847,756	5,432,503
Payments toward debt agreements	(6,472,728)	(5,370,936)
Payments to acquire treasury stock	(316,394)	(237,135)
Dividends paid to stockholders	(44,274)	(45,550)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	12,844	11,246
Treasury stock minimum tax withholding related to vesting of restricted stock	(22,526)	(11,558)
Other, net	(11,876)	(1,496)

Net cash used in financing activities	(7,198)	(222,926)

Effect of exchange rate changes on cash and cash equivalents	(15,259)	(943)

Net decrease in cash and cash equivalents	(512,427)	(168,128)
Cash and cash equivalents at beginning of period	1,189,919	912,059

Cash and cash equivalents at end of period	$677,492	$743,931

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The Company has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2017. Results for the nine months ended May 31, 2018 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2018.

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

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Stock appreciation rights	—	514	—	334
Restricted stock awards	2,129	9,490	2,136	4,561

Dividends

The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2018 and 2017 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017
	January 25, 2018	$0.08	$14,272	February 15, 2018	March 1, 2018
	April 19, 2018	$0.08	$13,991	May 15, 2018	June 1, 2018
Fiscal Year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
	January 26, 2017	$0.08	$15,051	February 15, 2017	March 1, 2017
	April 20, 2017	$0.08	$14,840	May 15, 2017	June 1, 2017

3. Inventories

Inventories consist of the following (in thousands):

	May 31, 2018	August 31, 2017
Raw materials	$1,886,967	$1,574,241
Work in process	832,153	822,628
Finished goods	682,517	591,227
Reserve for excess and obsolete inventory	(57,855)	(46,013)

Inventories, net	$3,343,782	$2,942,083

4. Stock-Based Compensation and Share Repurchases

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Restricted stock and stock appreciation rights	$13,457	$16,829	$69,916	$28,539
Employee stock purchase plan	1,581	1,521	5,368	4,838
Other(1)	—	—	7,538	—

Total	$15,038	$18,350	$82,822	$33,377

(1)	Represents a one-time cash-settled stock award that vested on November 30, 2017.

As of May 31, 2018, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 12,777,424.

Restricted Stock Awards

Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards. The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2018 and 2017, the Company awarded approximately 1.4 million and 1.8 million time-based restricted stock units, respectively, 0.4 million and 0.6 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based stock units, respectively.

On October 6, 2017, the Company’s Compensation Committee approved the modification of vesting criteria for certain performance-based restricted stock awards granted in fiscal year 2015. As a result of the modification, 0.8 million awards vested during the first quarter of fiscal year 2018, which resulted in approximately $24.9 million of stock-based compensation expense recognized.

The following represents the stock-based compensation information for the period indicated (in thousands):

May 31, 2018
Unrecognized stock-based compensation expense—restricted stock	$55,225
Remaining weighted-average period for restricted stock expense	1.5 years

Share Repurchases

In July 2017, the Company’s Board of Directors authorized the repurchase of up to $450.0 million of the Company’s common stock (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program expires on August 31, 2018. As of May 31, 2018, 11.5 million shares had been repurchased for $316.2 million and $133.8 million remains available under the 2017 Share Repurchase Program.

In June 2018, the Company’s Board of Directors authorized the repurchase of up to $350.0 million of the Company’s common stock (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program expires August 31, 2019.

5. Concentration of Risk and Segment Data

Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2018, the Company’s five largest customers accounted for approximately 50% of its net revenue and 77 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following tables set forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net revenue
EMS	$3,161,626	$2,819,711	$8,894,174	$8,205,812
DMS	2,275,326	1,669,846	7,429,411	5,834,280

	$5,436,952	$4,489,557	$16,323,585	$14,040,092

Segment income and reconciliation of income before income tax
EMS	$121,563	$109,783	$302,556	$297,418
DMS	28,499	4,022	253,322	178,121

Total segment income	$150,062	$113,805	$555,878	$475,539
Reconciling items:
Amortization of intangibles	(10,040)	(9,174)	(29,909)	(26,262)
Stock-based compensation expense and related charges	(15,038)	(18,350)	(82,822)	(33,377)
Restructuring and related charges	(12,647)	(32,700)	(29,462)	(113,529)
Distressed customer charge	—	(10,198)	(14,706)	(10,198)
Business interruption and impairment charges, net	634	—	(10,722)	—
Other expense	(10,139)	(15,821)	(26,506)	(23,872)
Interest income	4,499	3,663	13,323	8,407
Interest expense	(36,178)	(35,443)	(110,220)	(102,087)

Income (loss) before income tax	$71,153	$(4,218)	$264,854	$174,621

	May 31, 2018	August 31, 2017
Total assets
EMS	$3,378,703	$2,778,820
DMS	5,144,452	5,290,468
Other non-allocated assets	2,652,355	3,026,707

	$11,175,510	$11,095,995

As of May 31, 2018, the Company operated in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 91.2% and 91.8% of net revenue during the three months and nine months ended May 31, 2018, respectively, compared to 90.6% and 91.3% of net revenue during the three months and nine months ended May 31, 2017, respectively.

6. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding as of May 31, 2018 and August 31, 2017 are summarized below (in thousands):

	Maturity Date	May 31, 2018	August 31, 2017
8.250% Senior Notes(1)(2)(3)	Mar 15, 2018	$—	$399,506
5.625% Senior Notes(1)(2)	Dec 15, 2020	397,772	397,104
4.700% Senior Notes(1)(2)	Sep 15, 2022	497,187	496,696
4.900% Senior Notes(1)	Jul 14, 2023	298,753	298,571
3.950% Senior Notes(1)(2)(3)	Jan 12, 2028	494,092	—
Borrowings under credit facilities(4)	Nov 8, 2022	247,000	—
Borrowings under loans(4)	Nov 8, 2022	487,016	458,395
Capital lease obligations		26,813	27,818

Total notes payable, long-term debt and capital lease obligations		2,448,633	2,078,090
Less current installments of notes payable, long-term debt and capital lease obligations		273,500	445,498

Notes payable, long-term debt and capital lease obligations, less current installments		$2,175,133	$1,632,592

(1)	The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)	The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)	During the second quarter of fiscal year 2018, the Company issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of the Company’s outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.
(4)	On November 8, 2017, the Company entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, be increased up to $2.3 billion and (ii) a $500.0 million Term Loan Facility (collectively the “Credit Facility”). The Credit Facility expires on November 8, 2022. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the nine months ended May 31, 2018, the interest rates on the Revolving Credit Facility ranged from 2.4% to 4.4% and the interest rates on the Term Loan Facility ranged from 2.6% to 3.3%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.575% above the base rate or 0.975% to 1.575% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.875% above the base rate or 1.125% to 1.875% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

Additionally, the Company’s foreign subsidiaries had various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of May 31, 2018, the Company has $1.9 billion in available unused borrowing capacity under its revolving credit facilities.

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the Revolving Credit Facility and 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of May 31, 2018 and August 31, 2017, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 5.625%, 4.700% and 3.950% Senior Notes, were approximately $419.5 million, $514.1 million and $481.7 million, respectively, as of May 31, 2018. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% Senior Notes, was approximately $306.5 million, as of May 31, 2018. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximate fair value as interest rates on these instruments approximate current market rates.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and seven uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2018 and 2017 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American(2)	$200.0	October 20, 2020
Foreign(3)	$400.0	September 28, 2018

(1)	Maximum amount available at any one time.
(2)	On November 9, 2017, the program was extended to October 20, 2020.
(3)	On April 19, 2018, the program was extended to September 28, 2018.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Eligible trade accounts receivable sold	$1,913	$2,069	$6,362	$6,568
Cash proceeds received(1)	$1,379	$1,565	$5,821	$6,060
Pre-tax losses on sale of receivables(2)	$4	$3	$11	$7
Deferred purchase price receivables as of May 31(3)	$530	$501	$530	$501

(1)	For the three months and nine months ended May 31, 2018 and 2017, the amount represented proceeds from collections reinvested in revolving-period transfers as there were no new transfers during the period.
(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.
(3)	Recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to their credit quality and short-term maturity the fair values approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculations.

The asset-backed securitization programs require compliance with several covenants. The North American asset-based securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of May 31, 2018 and August 31, 2017, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

The following is a summary of the seven trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$650.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	August 31, 2018
C	800.0	CNY	Uncommitted	February 13, 2019
D	$100.0		Uncommitted	May 4, 2023(3)(4)
E	$50.0		Uncommitted	August 25, 2018
F	$150.0		Uncommitted	January 25, 2019(5)(6)
G	$50.0		Uncommitted	February 23, 2023(2)(6)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.

(3)	On May 4, 2018, the program was extended to May 4, 2023.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	Maximum amount was increased on April 24, 2018.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Trade accounts receivable sold(1)	$1,301	$539	$4,035	$2,194
Cash proceeds received	$1,296	$538	$4,025	$2,190

(1)	The resulting losses on the sales of trade accounts receivable during the three months and nine months ended May 31, 2018 and 2017 were not material and were recorded to other expense within the Condensed Consolidated Statements of Operations.

8. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component from August 31, 2017 to May 31, 2018 (in thousands):

	Foreign Currency Translation Adjustment(1)	Derivative Instruments(2)	Actuarial (Loss) Gain	Prior Service Cost	Available for Sale Securities(3)	Total
Balance as of August 31, 2017	$57,582	$29,967	$(33,215)	$889	$(603)	54,620
Other comprehensive (loss) income before reclassifications	(19,720)	22,453	(431)	—	(2,016)	286
Amounts reclassified from AOCI	—	(28,974)	—	—	—	(28,974)

Other comprehensive (loss) income	(19,720)	(6,521)	(431)	—	(2,016)	(28,688)

Balance as of May 31, 2018	$37,862	$23,446	$(33,646)	$889	$(2,619)	$25,932

(1)	There is no tax benefit (expense) related to the foreign currency translation adjustment components of AOCI, including reclassification adjustments, for the three months and nine months ended May 31, 2018.
(2)	$10.0 million of AOCI reclassified into earnings during the nine months ended May 31, 2018 for derivative instruments was classified as a reduction of income tax expense. The remaining amount reclassified into earnings was primarily classified as a component of cost of revenue. $4.8 million is expected to be reclassified into earnings during the next three months and will be classified as a reduction of income tax expense. The remaining amount expected to be reclassified into earnings will be classified as a component of cost of revenue. The annual tax benefit (expense) for unrealized gains on derivative instruments is not material for the three months and nine months ended May 31, 2018.
(3)	There is no tax benefit (expense) related to the available for sale securities components of AOCI, including reclassification adjustments, for the three months and nine months ended May 31, 2018.

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $252.3 million and $314.6 million as of May 31, 2018 and August 31, 2017, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2018 and February 28, 2019.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of May 31, 2018 and August 31, 2017, was $2.2 billion and $2.1 billion, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2018, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	13,662	—	$13,662
Liabilities:
Forward foreign exchange contracts	—	(31,847)	—	(31,847)

Total	$—	(18,185)	—	$(18,185)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair values of the Company’s derivative instruments recorded in the Condensed Consolidated Balance Sheets as of May 31, 2018 and August 31, 2017 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of May 31, 2018	Fair Value as of August 31, 2017	Balance Sheet Location	Fair Value as of May 31, 2018	Fair Value as of August 31, 2017
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,022	$8,380	Accrued expenses	$9,607	$1,408
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$6,640	$31,280	Accrued expenses	$22,240	$9,131

The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded.

During the three months and nine months ended May 31, 2018, the Company recognized $27.2 million and $59.8 million, respectively, in foreign currency losses, which were offset by $41.2 million and $92.2 million of gains, respectively, from related forward contracts. Both the foreign currency losses and gains from forward contracts were recognized in cost of revenue. For the three months and nine months ended May 31, 2017, the amounts were immaterial and were recognized as components of cost of revenue.

Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

During the fourth quarter of fiscal year 2016, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 3.950% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $200.0 million. Concurrently with the pricing of the 3.950% Senior Notes, in the second quarter of fiscal year 2018 the Company settled the swaps. The fair value of the cash received for the swaps at settlement was $17.2 million. The effective portion of the swaps is recorded in the Company’s Consolidated Balance Sheets as a component of AOCI and is amortized as a reduction to interest expense in the Company’s Consolidated Statements of Operations through January 2028. The effective portions of the swaps amortized to interest expense during the three months and nine months ended May 31, 2018 was not material.

During the fourth quarter of fiscal year 2016, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the Term Loan Facility. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on September 30, 2016 and are scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date. Changes in the fair value of the interest rate swap transactions are recorded in the Company’s Condensed Consolidated Balance Sheets as a component of AOCI.

11. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Employee severance and benefit costs	$5,058	$18,171	$11,048	$46,654
Lease costs	1,589	1,151	1,596	5,600
Asset write-off costs	5,575	11,838	14,838	58,613
Other related costs	425	1,540	1,980	2,662

Total restructuring and related charges(1)(2)	$12,647	$32,700	$29,462	$113,529

(1)	Includes $4.6 million and $12.4 million recorded in the EMS segment, $5.8 million and $17.8 million recorded in the DMS segment and $2.2 million and $2.5 million of non-allocated charges for the three months ended May 31, 2018 and 2017, respectively. Includes $12.6 million and $23.8 million recorded in the EMS segment, $13.8 million and $65.8 million recorded to the DMS segment and $3.1 million and $23.9 million of non-allocated charges for the nine months ended May 31, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Primarily relates to the 2017 Restructuring Plan.

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

Upon completion of the 2017 Restructuring Plan, the Company expects to recognize approximately $195.0 million in restructuring and other related costs. The Company has incurred $180.2 million in costs-to-date as of May 31, 2018. The remaining costs for employee severance and benefit costs, asset write-off costs and other related costs are anticipated to be incurred through the first half of fiscal year 2019.

The tables below summarize the Company’s liability activity, primarily associated with the 2017 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2017	$33,580	$1,665	$—	$3,143	$38,388
Restructuring related charges	11,048	1,596	14,838	1,980	29,462
Asset write-off charge and other non-cash activity	(56)	525	(14,838)	18	(14,351)
Cash payments	(25,512)	(437)	—	(3,272)	(29,221)

Balance as of May 31, 2018	$19,060	$3,349	$—	$1,869	$24,278

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

During fiscal year 2016, the FASB issued a new accounting standard to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, and must be applied by means of a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the fiscal year of adoption and applied prospectively to equity investments that exist as of the date of adoption of the standard. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the impact on future periods will depend on the facts and circumstances of future transactions.

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

During fiscal year 2016, the FASB issued a new accounting standard to address the presentation of certain transactions within the statement of cash flows with the objective of reducing the existing diversity in practice. Adoption of this standard will be required on a retrospective basis and will result in a reclassification of cash flows from operating activities to investing activities in the Company’s Consolidated Statement of Cash Flows for cash receipts for the deferred purchase price receivable on asset-backed securitization transactions. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. While the Company is still quantifying the impact of this standard, it expects a material increase in cash flow from investing activities with a corresponding decrease to cash flow from operating activities upon adoption of the standard.

During fiscal year 2017, the FASB issued a new accounting standard to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. This guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the impact on future periods will depend on the facts and circumstances of future transactions.

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

During fiscal year 2017, the FASB issued a new accounting standard to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities by simplifying the application of hedge accounting and improving the related disclosures in its financial statements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The guidance must be applied using a modified retrospective approach. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the impact on future periods will depend on the facts and circumstances of future transactions.

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

During the second quarter of 2018, the Company made reasonable estimates related to certain impacts of the Tax Act and, in accordance with SAB 118, recorded a provisional income tax expense of $30.9 million. This provisional expense is mainly comprised of the one-time mandatory deemed repatriation tax that will be paid over eight years as well as the re-measurement of the Company’s U.S. deferred tax attributes. The calculation of the mandatory deemed repatriation tax is based upon preliminary estimates of post-1986 earnings and profits and tax pools, utilization of U.S. federal net operating losses and tax credits, and the amounts of foreign earnings held in cash and non-cash assets. As of May 31, 2018, the Company continues to believe $30.9 million is a reasonable estimate related to Tax Reform based on the analyses, interpretations and guidance available at this time.

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

As a result of the Tax Act, the Company will be subject to a blended U.S. federal tax rate of 25.7% for the current fiscal year and a 21.0% U.S. federal tax rate for future years. The effective tax rate differed from the blended U.S. federal statutory rate of 25.7% during the nine months ended May 31, 2018 primarily due to the Tax Act, including the one-time mandatory deemed repatriation tax and the re-measurement of the Company’s U.S. deferred tax attributes of $30.9 million, partially offset by a reduction in unrecognized tax benefits of $16.1 million for the lapse of statute in a non-U.S. jurisdiction. Other primary drivers for the difference between the effective tax rate and the blended U.S. federal statutory rate of 25.7% during the three months and nine months ended May 31, 2018 and 2017 are: (i) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (ii) losses in tax jurisdictions with existing valuation allowances, including losses from stock-based compensation for the nine months ended May 31, 2018 and losses from restructuring costs for the three months and nine months ended May 31, 2017.

15. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2018 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue for the nine months ended May 31, 2018, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, LM Ericsson Telephone Company, NetApp, Inc., Nokia Networks, SolarEdge Technologies, Inc., Valeo S.A. and Zebra Technologies Corporation.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 91.2% and 91.8%, of net revenue from our international operations for the three months and nine months ended May 31, 2018, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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

In September 2017, our operations in Cayey, Puerto Rico received significant hurricane damage. During the three months and nine months ended May 31, 2018, we recognized $(0.6) million and $10.7 million of expenses, net of insurance proceeds of $5.0 million and $21.4 million, respectively. As we continue to assess the impact to our operations, we may incur additional costs in the fourth quarter of fiscal year 2018. We also expect the majority of these costs will ultimately be offset by insurance coverage.

Summary of Results

The following table sets forth, for the three months and nine months ended May 31, 2018 and 2017, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net revenue	$5,436,952	$4,489,557	$16,323,585	$14,040,092
Gross profit	$398,227	$326,415	$1,264,645	$1,119,825
Operating income	$112,971	$43,383	$388,257	$292,173
Net income (loss) attributable to Jabil Inc.	$42,541	$(25,281)	$143,644	$83,411
Earnings (loss) per share—basic	$0.25	$(0.14)	$0.83	$0.46
Earnings (loss) per share—diluted	$0.25	$(0.14)	$0.81	$0.45
Cash dividend per share—declared	$0.08	$0.08	$0.24	$0.24

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	May 31, 2018	February 28, 2018	November 30, 2017	August 31, 2017
Sales cycle(1)	9 days	3 days	(2) days	0 days
Inventory turns (annualized)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable	26 days	26 days	25 days	25 days
Days in inventory(2)	60 days	62 days	58 days	58 days
Days in accounts payable(3)	77 days	85 days	85 days	83 days

(1)	The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)	During the three months ended May 31, 2018, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter. During the three months ended February 28, 2018, the increase in days in inventory from the prior sequential quarter was primarily due to the increase in inventories to support expected sales levels in the third quarter of fiscal year 2018 along with overall increased demand.
(3)	During the three months ended May 31, 2018, the decrease in days in accounts payable from the prior sequential quarter was primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended November 30, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to higher materials purchases during the quarter due to increased demand in the mobility business as well as the timing of purchases and cash payments from purchases during the quarter.

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

Recent Accounting Pronouncements

See Note 13 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the three months and nine months ended May 31, 2018 and 2017, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net revenue	100%	100%	100%	100%
Cost of revenue	92.7	92.7	92.3	92.0

Gross profit	7.3	7.3	7.7	8.0
Operating expenses:
Selling, general and administrative	4.6	5.2	4.7	4.7
Research and development	0.2	0.2	0.2	0.2
Amortization of intangibles	0.2	0.2	0.2	0.2
Restructuring and related charges	0.2	0.7	0.2	0.8

Operating income	2.1	1.0	2.4	2.1
Other expense	0.2	0.4	0.2	0.2
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.7	0.8	0.7	0.7

Income (loss) before income tax	1.3	(0.1)	1.6	1.3
Income tax expense	0.5	0.5	0.7	0.7

Net income (loss)	0.8	(0.6)	0.9	0.6
Net income (loss) attributable to noncontrolling interests, net of tax	0.0	(0.0)	0.0	(0.0)

Net income (loss) attributable to Jabil Inc.	0.8%	(0.6)%	0.9%	0.6%

The Three Months and Nine Months Ended May 31, 2018 compared to the Three Months and Nine Months Ended May 31, 2017

Net Revenue

	Three months ended			Nine months ended
(dollars in billions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Net revenue	$5.4	$4.5	21.1%	$16.3	$14.0	16.3%

Net revenue increased during the three months ended May 31, 2018, compared to the three months ended May 31, 2017. Specifically, the DMS segment revenues increased 36% due to (i) a 29% increase in revenues from customers within our mobility business as a result of increased end user product demand, (ii) a 4% increase in revenues due to new business from existing customers in our healthcare business and (iii) a 3% increase in revenues due to a new customer and from existing customers in our consumer lifestyles and wearable technologies business. EMS segment revenues increased 12% primarily due to (i) a 3% increase in revenues from a new customer and from existing customers within our industrial and energy business, (ii) a 3% increase in revenues from existing customers in our capital equipment business, (iii) a 2% increase in revenues from existing customers in our digital home business, (iv) a 2% increase in revenues from existing customers within our networking and telecommunications business and (v) a 2% increase in revenues spread across various industries within the EMS segment.

Net revenue increased during the nine months ended May 31, 2018, compared to the nine months ended May 31, 2017. Specifically, the DMS segment revenues increased 27% due to (i) a 25% increase in revenues from customers within our mobility business as a result of increased end user product demand and (ii) a 2% increase in revenues due to new business from existing customers in our healthcare business. EMS segment revenues increased 8% primarily due to (i) a 3% increase in revenues from customers within our capital equipment business, (ii) a 2% increase in revenues from customers within our digital home business, (iii) a 2% increase in revenues from a new customer and existing customers within our industrial and energy business and (iv) a 1% increase in revenues from customers in our automotive and transportation business.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
EMS	58%	63%	54%	58%
DMS	42%	37%	46%	42%

Total	100%	100%	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Foreign source revenue	91.2%	90.6%	91.8%	91.3%

Gross Profit

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Gross profit	$398.2	$326.4	22.0%	$1,264.6	$1,119.8	12.9%
Percent of net revenue	7.3%	7.3%		7.7%	8.0%

Gross profit increased during the three months ended May 31, 2018, compared to the three months ended May 31, 2017 primarily due to the increase in net revenue.

Gross profit increased during the nine months ended May 31, 2018, compared to the nine months ended May 31, 2017. Gross profit increased on an absolute basis primarily due to the increase in net revenue. Gross profit decreased as a percentage of revenue due to (i) increased materials costs in our mobility and packaging businesses due to the constrained components market and (ii) charges related to a distressed customer.

Selling, General and Administrative

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Selling, general and administrative	$252.5	$233.9	8.0%	$789.5	$665.9	18.6%
Percent of net revenue	4.6%	5.2%		4.7%	4.7%

Selling, general and administrative expenses increased during the three months ended May 31, 2018, compared to the three months ended May 31, 2017, primarily due to an increase in salary and salary related expenses and other costs to support business growth and development.

Selling, general and administrative expenses increased during the nine months ended May 31, 2018, compared to the nine months ended May 31, 2017. During the first quarter of fiscal year 2018, we recognized an additional $32.4 million of stock-based compensation expense due to the modification of certain performance-based restricted stock awards and a one-time cash-settled award while the first quarter of fiscal year 2017 included a $21.0 million reversal of stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The remaining increase is primarily driven by an increase in salary and salary related expenses and other costs to support business growth and development.

Research and Development

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Research and development	$10.1	$7.3	38.6%	$27.5	$22.0	25.3%
Percent of net revenue	0.2%	0.2%		0.2%	0.2%

Research and development expenses during the three months and nine months ended May 31, 2018, compared to the three months and nine months ended May 31, 2017, respectively, remained relatively consistent as a percent of net revenue.

Amortization of Intangibles

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Amortization of intangibles	$10.0	$9.2	9.4%	$29.9	$26.3	13.9%
Percent of net revenue	0.2%	0.2%		0.2%	0.2%

Amortization of intangibles increased during the three months and nine months ended May 31, 2018, compared to the three months and nine months ended May 31, 2017, primarily due to amortization from intangible assets related to the True-Tech acquisition that occurred in the first quarter of fiscal year 2018.

Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Employee severance and benefit costs	$5,058	$18,171	$11,048	$46,654
Lease costs	1,589	1,151	1,596	5,600
Asset write-off costs	5,575	11,838	14,838	58,613
Other related costs	425	1,540	1,980	2,662

Total restructuring and related charges(1)(2)	$12,647	$32,700	$29,462	$113,529

(1)	Includes $4.6 million and $12.4 million recorded in the EMS segment, $5.8 million and $17.8 million recorded in the DMS segment and $2.2 million and $2.5 million of non-allocated charges for the three months ended May 31, 2018 and 2017, respectively. Includes $12.6 million and $23.8 million recorded in the EMS segment, $13.8 million and $65.8 million recorded in the DMS segment and $3.1 million and $23.9 million of non-allocated charges for the nine ended May 31, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.
(2)	Primarily relates to the 2017 Restructuring Plan.

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

Upon completion of the 2017 Restructuring Plan, we expect to recognize approximately $195.0 million in restructuring and other related costs. We have incurred $180.2 million of costs-to-date as of May 31, 2018. The remaining costs for employee severance and benefits costs, asset write-off costs and other related costs are anticipated to be incurred through the first half of fiscal year 2019.

The 2017 Restructuring Plan is expected to yield annualized cost savings beginning in fiscal year 2019 in the range of $70.0 million to $90.0 million. The annual cost savings are expected to be reflected as a reduction in cost of revenue as well as reduction of selling, general and administrative expense.

See Note 11 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 Restructuring Plan.

Other Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Other expense	$10.1	$15.8	$(5.7)	$26.5	$23.9	$2.6

Other expense decreased for the three months ended May 31, 2018, compared to the three months ended May 31, 2017, primarily due to an other than temporary impairment on available for sale securities of $11.5 million during the third quarter of fiscal year 2017. The decrease was partially offset by an increase in fees of $4.7 million associated with the asset-backed securitization programs and trade accounts receivable sale programs during the third quarter of fiscal year 2018.

Other expense increased for the nine months ended May 31, 2018, compared to the nine months ended May 31, 2017, primarily due to an increase in fees associated with the asset-backed securitization programs and the new trade accounts receivable sale programs. Additionally, during the second quarter of fiscal year 2018 we incurred costs of $2.6 million in connection with a “make-whole” premium and related costs for the early redemption of the 8.250% Senior Notes due 2018. The increase was partially offset by an other then temporary impairment on available for sale securities during the third quarter of fiscal year 2017.

Interest Income

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Interest income	$4.5	$3.7	$0.8	$13.3	$8.4	$4.9

Interest income increased during the three months and nine months ended May 31, 2018, compared to the three months and nine months ended May 31, 2017, due to increased investments.

Interest Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Interest expense	$36.2	$35.4	$0.8	$110.2	$102.1	$8.1

Interest expense increased during the three months and nine months ended May 31, 2018, compared to the three months and nine months ended May 31, 2017, due to additional borrowings on the Revolving Credit Facility and higher interest rates.

Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2018	May 31, 2017	Change	May 31, 2018	May 31, 2017	Change
Effective tax rate	40.0%	(509.3)%	549.3%	45.6%	53.5%	(7.9)%

The effective tax rate increased for the three months ended May 31, 2018 compared to the three months ended May 31, 2017, primarily due to (i) increased income in jurisdictions with low tax rates and (ii) the overall loss for the three months ended May 31, 2017, despite having income in certain high tax-rate jurisdictions.

The effective tax rate decreased for the nine months ended May 31, 2018 compared to the nine months ended May 31, 2017, primarily due to (i) increased income in jurisdictions with low tax rates and (ii) $16.1 million of tax benefits from the lapse of statute in a non-U.S. jurisdiction. This decrease was partially offset by $30.9 million of tax expense from the Tax Act impact driven primarily by the one-time mandatory deemed repatriation tax.

During the second quarter of 2018, we made reasonable estimates of the impact related to certain aspects of the Tax Act and, in accordance with the SEC’s Staff Accounting Bulletin No. 118, recorded a provisional income tax expense of approximately $30.9 million. As of May 31, 2018, we continue to believe this is a reasonable estimate related to Tax Reform based on analyses, interpretations, and guidance available at this time. As a result of the Tax Act, we are analyzing the indefinite reinvestment assertion and cash repatriation plan. We have made no adjustments to the financial statements in the current quarter with respect to our indefinite reinvestment assertion but may do so during the measurement period permitted by applicable SEC guidance. A change in assertion could result in a material deferred tax liability associated with foreign withholding taxes that would be incurred upon such future remittances of cash. The final impact of the Tax Act may differ from our estimate due to, among other items, additional regulatory guidance that may be issued, changes in interpretations and assumptions and finalization of calculations of the impact of the Tax Act, including the on-going analysis of U.S. tax attributes, re-measurement of the U.S. deferred tax attributes and the computation of earnings and profits and tax pools of our foreign subsidiaries. As we finalize the accounting for the tax effects of the enactment of the Tax Act during the measurement period, we will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods such adjustments are identified.

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

Included in the table below is a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Nine months ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Operating income (U.S. GAAP)	$112,971	$43,383	$388,257	$292,173

Amortization of intangibles	10,040	9,174	29,909	26,262
Stock-based compensation expense and related charges	15,038	18,350	82,822	33,377
Restructuring and related charges	12,647	32,700	29,462	113,529
Distressed customer charge(1)	—	10,198	14,706	10,198
Business interruption and impairment charges, net(2)	(634)	—	10,722	—

Adjustments to operating income	37,091	70,422	167,621	183,366

Core operating income (Non-GAAP)	$150,062	$113,805	$555,878	$475,539

Net income (loss) attributable to Jabil Inc. (U.S. GAAP)	$42,541	$(25,281)	$143,644	$83,411
Adjustments to operating income	37,091	70,422	167,621	183,366
Other than temporary impairment on securities	—	11,539	—	11,539
Adjustments for taxes(3)	(16)	431	29,037	(2,793)

Core earnings (Non-GAAP)	$79,616	$57,111	$340,302	$275,523

Earnings (loss) per share (U.S. GAAP):
Basic	$0.25	$(0.14)	$0.83	$0.46

Diluted	$0.25	$(0.14)	$0.81	$0.45

Core earnings per share (Non-GAAP):
Basic	$0.47	$0.32	$1.96	$1.51

Diluted	$0.46	$0.31	$1.92	$1.48

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP):
Basic	170,514	181,038	174,013	182,982

Diluted	173,279	181,038	176,997	186,621

Weighted average shares outstanding used in the calculations of earnings per share (Non-GAAP):
Basic	170,514	181,038	174,013	182,982

Diluted	173,279	184,940	176,997	186,621

(1)	Charges relate to inventory and other assets charges for a distressed customer.
(2)	Charges, net of insurance proceeds of $5.0 million and $21.4 million for the three months and nine months ended May 31, 2018, respectively, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.
(3)	Includes $30.9 million which is comprised of the provisional one-time mandatory deemed repatriation tax as required by the Tax Act and the provisional impact of the Tax Act to the re-measurement of U.S. deferred tax attributes for the nine months ended May 31, 2018.

Acquisitions and Expansion

As discussed in Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed one acquisition during the nine months ended May 31, 2018 which was accounted for as a business combination using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition.

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

Cash and Cash Equivalents

As of May 31, 2018, we had approximately $677.5 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. As a result of the Tax Act and after the mandatory deemed repatriation tax on our historically untaxed foreign earnings, the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. As a result, most of our cash and cash equivalents as of May 31, 2018 could be repatriated to the United States without potential tax consequences.

Notes Payable and Credit Facilities

Following is summary of principal debt payments and debt issuance for our notes payable and credit facilities (in thousands):

	8.250% Senior Notes(1)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes(1)	Borrowings under revolving credit facilities(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2017	$399,506	$397,104	$496,696	$298,571	$—	$—	$458,395	$2,050,272
Borrowings	—	—	—	—	498,623	6,299,186	50,000	6,847,809
Payments	(400,000)	—	—	—	—	(6,052,186)	(19,602)	(6,471,788)
Other	494	668	491	182	(4,531)	—	(1,777)	(4,473)

Balance as of May 31, 2018	$—	$397,772	$497,187	$298,753	$494,092	$247,000	$487,016	$2,421,820

Maturity Date	March 15, 2018	December 15, 2020	September 15, 2022	July 14, 2023	January 12, 2028	November 8, 2022(2)	November 8, 2022(2)
Original Facility/ Maximum Capacity	$400.0 million	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.2 billion(2)	$501.8 million(2)

(1)	During the second quarter of fiscal year 2018, we issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of our outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.
(2)	On November 8, 2017, we entered into an amended and restated senior unsecured five-year credit agreement. The credit agreement provides for: (i) the Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, be increased up to $2.3 billion and (ii) a $500.0 million Term Loan Facility (collectively the “Credit Facility”). The Credit Facility expires on November 8, 2022. The Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the nine months ended May 31, 2018, the interest rates on the Revolving Credit Facility borrowings ranged from 2.4% to 4.4% and the interest rates on the Term Loan Facility ranged from 2.6% to 3.3%.

Additionally, our foreign subsidiaries have various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of May 31, 2018, we had $1.9 billion in available unused borrowing capacity under our revolving credit facilities.

Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our Credit Facility contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2018 and August 31, 2017, we were in compliance with all covenants under our Senior Notes and Credit Facility. Refer to Note 6 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

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

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American(2)	$200.0	October 20, 2020
Foreign(3)	$400.0	September 28, 2018

(1)	Maximum amount available at any one time.
(2)	On November 9, 2017, the program was extended to October 20, 2020.
(3)	On April 19, 2018, the program was extended to September 28, 2018.

In connection with our asset-backed securitization programs, as of May 31, 2018, we sold $1.1 billion of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $600.6 million and recorded a deferred purchase price receivable of $529.6 million. As of May 31, 2018, we had up to $0.1 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of May 31, 2018 and August 31, 2017, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the seven trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)	Type of Facility	Expiration Date
A	$650.0	Uncommitted	August 31, 2022(2)
B	$150.0	Uncommitted	August 31, 2018
C	800.0 CNY	Uncommitted	February 13, 2019
D	$100.0	Uncommitted	May 4, 2023(3)(4)
E	$50.0	Uncommitted	August 25, 2018
F	$150.0	Uncommitted	January 25, 2019(5)(6)
G	$50.0	Uncommitted	February 23, 2023(2)(6)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	On May 4, 2018, the program was extended to May 4, 2023.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	Maximum amount was increased on April 24, 2018.

During the three months and nine months ended May 31, 2018, we sold $1.3 billion and $4.0 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $1.3 billion and $4.0 billion, respectively. As of May 31, 2018, we had up to $353.8 million in available liquidity under our trade accounts receivable sale programs.

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

Cash Flows

The following table sets forth selected consolidated cash flow information during the nine months ended May 31, 2018 and 2017 (in thousands):

	Nine months ended
	May 31, 2018	May 31, 2017
Net cash provided by operating activities	$194,851	$533,023
Net cash used in investing activities	(684,821)	(477,282)
Net cash used in financing activities	(7,198)	(222,926)
Effect of exchange rate changes on cash and cash equivalents	(15,259)	(943)

Net decrease in cash and cash equivalents	$(512,427)	$(168,128)

Net cash provided by operating activities during the nine months ended May 31, 2018 was primarily due to non-cash expenses and higher accounts payable, accrued expenses and other liabilities, partially offset by higher inventories, accounts receivable and prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other liabilities was primarily due to an increase in materials purchases due to increased demand in the mobility business and the timing of purchases and cash payments. The increase in inventories supports expected sales levels and also is due to increased demand and advance purchases in anticipation of a materials shortage. The increase in accounts receivable is primarily driven by the timing of sales and cash collections activity as well as higher sales levels. The increase in prepaid expense and other current assets is primarily due to an increase in value added tax receivables, partially offset by a decrease in deferred purchase price receivables from a decrease in receivables sold and the timing of cash collections.

Net cash used in investing activities during the nine months ended May 31, 2018 consisted primarily of: (i) capital expenditures principally to support ongoing business in the DMS and EMS segments and (ii) cash paid for the acquisition of True-Tech Corporation, which were partially offset by proceeds and advances from the sale of property, plant and equipment.

Net cash used in financing activities during the nine months ended May 31, 2018 was primarily due to: (i) payments for debt agreements including the 8.250% Senior Notes, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by borrowings under debt agreements including the 3.950% Senior Notes.

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

In July 2017, the Board of Directors authorized the repurchase of up to $450.0 million of our common stock. The 2017 Share Repurchase Program expires on August 31, 2018. As of May 31, 2018, 11.5 million shares had been repurchased for $316.2 million and $133.8 million remains available under the 2017 Share Repurchase Program.

In June 2018, the Board of Directors authorized the repurchase of up to $350.0 million of our common stock. The 2018 Share Repurchase Program expires August 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2018. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2018, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
March 1, 2018 - March 31, 2018	815,307	$27.63	815,000	$202,463
April 1, 2018 - April 30, 2018	1,265,541	$28.06	1,260,865	$167,086
May 1, 2018 - May 31, 2018	1,207,131	$27.64	1,205,547	$133,764

Total	3,287,979	$27.80	3,281,412

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock appreciation rights, their tax withholding obligations.
(2)	In July 2017, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock as publicly announced in a press release issued on July 20, 2017. The share repurchase program expires on August 31, 2018.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

Exhibit No.	Description	Incorporated by Reference Herein
		Form	Exhibit	Filing Date/Period End Date

1.1	Underwriting Agreement, dated as of January 9, 2018, between the Company and BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several underwriters listed therein.	8-K	1.1	1/17/2018

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/2009

4.4	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.5	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.6	Form of 3.950% Senior Notes due 2028 (included in the Officers’ Certificate filed as Exhibit 4.10).	8-K	4.2	1/17/2018

4.7	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management compensatory plan, contract or arrangement
*	Filed or furnished herewith
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

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

JABIL INC. Registrant

Date: June 28, 2018	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: June 28, 2018	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer