Form 10-K
period 2018-08-31
JABIL INC
filed 2018-10-19
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2018 was approximately $4.0 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 9, 2018, was 161,878,931. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 24, 2019 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL INC. AND SUBSIDIARIES

2018 FORM 10-K ANNUAL REPORT

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance, expected capital expenditures and dividends, expected restructuring charges and related savings and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	fluctuation in our operating results;

•	our dependence on a limited number of customers;

•	our ability to manage growth effectively;

•	competitive factors affecting our customers’ businesses and ours;

•	the susceptibility of our production levels to the variability of customer requirements;

•	our ability to keep pace with technological changes and competitive conditions;

•	our reliance on a limited number of suppliers for critical components;

•	exposure to financially troubled customers and suppliers;

•	our exposure to the risks of a substantial international operation;

•	our ability to achieve the expected profitability from our acquisitions;

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

PART I

Item 1. Business

The Company

We are one of the leading providers of worldwide manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in various industries and end markets. Our services enable our customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. Our manufacturing and supply chain management services and solutions include innovation, design, planning, fabrication and assembly, delivery and managing the flow of resources and products.

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the fiscal year ended August 31, 2018, our largest customers include Apple, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Keysight Technologies, LM Ericsson Telephone Company, NetApp, Inc., Nokia Networks, SolarEdge Technologies Inc., Valeo S.A. and Zebra Technologies Corporation. For the fiscal year ended August 31, 2018, we had net revenues of $22.1 billion and net income attributable to Jabil Inc. of $86.3 million.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 91.7%, of net revenue from our international operations for the fiscal year ended August 31, 2018. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large-scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is typically a lower-margin but high-volume business that produces products at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, computing and storage, defense and aerospace, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. Our DMS segment is typically a higher-margin business and includes customers primarily in the consumer wearables, healthcare, mobility and packaging industries.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2018	2017	2016
EMS	56%	58%	60%
DMS	44%	42%	40%

Total	100%	100%	100%

Additional financial information regarding our reportable operating segments is included in Item 7 of this report and Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Industry Background

The industry in which we operate has historically been composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components in their products.

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Over the long term we believe the factors driving our customers and potential customers to use our industry’s services include:

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

Our Strategy

Our vision for the future is to become the world’s most technologically advanced manufacturing services and solutions provider. As we work to achieve our vision, we continue to pursue the following strategies:

•

Establish and Maintain Long-Term Customer Relationships. An important element of our strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. We have made concentrated efforts to diversify our industry sectors and customer base. Because of these efforts, we have experienced business growth from both existing and new customers as well as from acquisitions. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we focus on identifying and developing relationships with new customers that meet our targeted profile, which includes financial stability, the need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability.

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

Our Approach to Manufacturing

To achieve high levels of manufacturing performance, we have adopted the following approaches:

•

Decentralized Business Unit Model. Most of our business units are dedicated to serve one customer each and are empowered to formulate strategies tailored to individual customer’s needs. Our business units generally have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may serve more than one business unit to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, thereby promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units. Business unit management reviews the customer financial information to assess whether the business units are meeting their designated responsibilities and to ensure that the daily execution of manufacturing activities is being effectively managed. The business units aggregate into operating segments based on the economic profiles of the services performed, including manufacturing capabilities, market share strategy, margins, return on capital and risk profiles.

•

Automated Continuous Flow. We use a highly automated, continuous flow approach to manufacturing, whereby different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process contrasts with a batch approach, whereby individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. We believe continuous flow manufacturing provides cost reductions and quality improvement when applied to high volumes of product.

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

•

Computer-Assisted Design. Our Computer-Assisted Design (“CAD”) team provides PCBA design services using advanced CAD engineering tools, PCBA design validation and verification services, and other consulting services, which include generating a bill of materials, approved vendor list and assembly equipment configuration for a particular PCBA design. We believe that our CAD services result in PCBA designs that are optimized for manufacturability and cost efficiencies and accelerate a product’s time-to-market and time-to-volume production.

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

Technology and Research and Development

We believe that our manufacturing and testing technologies are among the most advanced in our industry. To meet our customers’ increasingly sophisticated needs, we continuously engage in R&D activities designed to create new and improved products and manufacturing solutions for our customers. Through our R&D efforts, we intend to continue to offer our customers highly automated, continuous flow manufacturing process technologies for precise and aesthetic mechanical components and system assembly. These technologies and R&D activities include:

•	Automation, including automated tooling

•	Electronic interconnection

•	Advanced polymer and metal material science

•	Single/multi-shot injection molding, stamping and in-mold labeling

•	Multi-axis computer numerical control

•	Vacuum metallization

•	Physical vapor deposition

•	Digital printing

•	Anodization

•	Thermal-plastic composite formation

•	Plastic with embedded electronics

•	Metal and plastic covers with insert-molded or dies-casting features for assembly

•	Display cover with integrated touch sensor

•	Material processing research (including plastics, metal, glass and ceramic)

We engage in R&D activities for many products including mobile internet devices and associated accessories, multi-media tablets, two-way radios, health care and life science products, server and storage products, set-top and digital home products and printing products. The following table sets forth, for the periods indicated, the amount expended on R&D activities:

	Fiscal Year Ended August 31,
(dollars in millions)	2018	2017	2016
R&D activities	$38.5	$29.7	$32.0

Customers and Marketing

A key tenet of our strategy is to establish and maintain long-term relationships with leading companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. A small number of customers and significant industry sectors have historically comprised a major portion of our net revenue. We also market our services and solutions through our website and our Blue Sky Innovation Centers.

In fiscal year 2018, our five largest customers accounted for approximately 48% of our net revenue and 80 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customers that accounted for approximately 10% or more of our net revenue during the fiscal years ended August 31, 2018, 2017 and 2016:

	Fiscal Year Ended August 31,
	2018	2017	2016
Apple, Inc.	28%	24%	24%

Competition

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers and design providers, including Benchmark Electronics, Inc., Celestica Inc., Flex Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina Corporation. We also compete against numerous domestic and foreign diversified manufacturing service providers, including AptarGroup, Inc., Berry Plastics Group, Inc., Catcher Technology Co., Ltd., Gerresheimer AG, Quanta Computer, Inc. and Zeniya Aluminum Engineering, Ltd. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors that have significant resources.

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us to more fully utilize their excess internal manufacturing capacity.

Backlog

Our order backlog as of August 31, 2018 and 2017 was valued at approximately $6.8 billion and $4.9 billion, respectively. Our order backlog is expected to be filled within the current fiscal year. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that we generally do not enter into long-term contracts or purchase commitments with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results.

Seasonality

Production levels for a portion of the DMS segment are subject to seasonal influences. Historically, we have realized greater net revenue during our first fiscal quarter, which ends on November 30, due to higher demand for consumer-related products during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Some of the products we manufacture contain one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component.

Proprietary Rights

We regard certain aspects of our design, production and product management services as proprietary intellectual property. To protect our trade secrets, manufacturing know-how and other proprietary rights, we rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures. We currently have a relatively modest number of solely owned and/or jointly held patents for various innovations. We believe that our research and design activities, along with developments relating thereto, may result in growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other factors significant to our proprietary rights include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

We license some technology and intellectual property rights from third parties that we use in providing some of our design, production and product management services to our customers. Generally, the license agreements that govern such third-party technology and intellectual property rights grant us the right to use the subject technology anywhere in the world and terminate upon a material breach by us.

Employees

As of August 31, 2018, we employed approximately 199,000 people worldwide. None of our U.S. domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements is hereby incorporated by reference into this Part I, Item 1. Each of our segments is dependent on foreign operations.

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

Executive Officers of the Registrant

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Except as otherwise noted below, each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which any of such executive officers were selected. Below is a list of our executive officers:

Steven D. Borges (age 50) was named Executive Vice President, Chief Executive Officer, Healthcare in September 2016. Mr. Borges joined Jabil in 1993 and has global experience in positions of increasing responsibility in Operations, Business Development, Manufacturing Operations and Supply Chain Management. He holds a Bachelor’s Degree in Business Administration and Management from Fitchburg State University.

Sergio A. Cadavid (age 62) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Brenda Chamulak (age 47) was named Senior Vice President, Chief Executive Officer, Jabil Packaging Solutions in July 2018. Prior to joining Jabil, Ms. Chamulak was Vice President and General Manager of the Personal Care & Home Care, a business unit of Aptar Inc., a global supplier of dispensing and sealing solutions based in Crystal Lake, Illinois. Ms. Chamuluk served as the President, Global Market Development for Aptar’s Beauty + Home, Personal Care Business Unit from 2016 to 2017 and served as the General Manager, Aptar Midland from 2013 to 2016. She joined Aptar in 1992 and held positions of increasing responsibility with Aptar. Ms. Chamulak has a B.A. in Marketing and International Business from Carthage College and an MBA from Marquette University.

Michael Dastoor (age 52) was named Executive Vice President, Chief Financial Officer effective September 2018. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004 and Senior Vice President, Controller in July 2010. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Bruce A. Johnson (age 62) was named Senior Vice President, Chief Human Resources Officer in January 2017. Mr. Johnson joined Jabil in 2015 as Vice President, Human Resources. Prior to joining Jabil, Mr. Johnson was Chief Organizational Effectiveness Officer/Executive Vice President, Human Resources for C&S Wholesale Grocers, Inc., a wholesale distributor of food and grocery items with headquarters in Keene, New Hampshire from 2007 to 2014. Mr. Johnson also served in senior roles at The Timberland Company, a footwear and apparel designer, retailer and manufacturer in New Hampshire, and E.I. Du Pont De Nemours and Company (Du Pont) in Delaware. He holds a Bachelor of Arts in History from Middlebury College in Vermont.

Robert L. Katz (age 56) joined Jabil in March 2016 and was named Executive Vice President, General Counsel and Corporate Secretary in September 2016. Mr. Katz transitioned the Corporate Secretary role to a member of his staff in April 2017. Prior to joining Jabil, Mr. Katz served as Executive Vice President, General Counsel and Secretary of SharkNinja, a vacuum and kitchen appliance manufacturer. He was previously Senior Vice President and General Counsel of Ingersoll Rand plc, a diversified industrial manufacturer, from 2010 to 2015. Mr. Katz served as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Federal-Mogul Corporation from 2007 to 2010. From 1999 to 2007 he was General Counsel—EMEA for Delphi Corporation in Paris, France. He began his career with Milbank, Tweed, Hadley & McCloy working in the Mergers and Acquisitions and General Corporate Group in New York and London. He earned a Bachelor of Laws (LL.B.) and a Bachelor of Civil Law (B.C.L.) from McGill University. He is a member of the New York Bar.

Michael J. Loparco (age 47) was named Executive Vice President, Chief Executive Officer, Engineered Solutions Group in January 2016. Previously, Mr. Loparco served as Executive Vice President, Chief Executive Officer, Industrial and Energy, Senior Vice President, Global Business Units in Jabil’s High Velocity business and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation. He holds a Juris Doctorate from Stetson University College of Law. He holds a Bachelor of Arts in International Business, with minor degrees in Spanish and Business Management, from Eckerd College.

Mark Mondello (age 54) was named Chief Executive Officer in March 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor. Mr. Mondello was promoted to Project Manager in 1993, named Vice President, Business Development in 1997, Senior Vice President, Business Development in 1999 and served as Chief Operating Officer from 2002 to 2013. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

Alessandro Parimbelli (age 50) was named Executive Vice President, Chief Executive Officer, Enterprise and Infrastructure in July 2013. Mr. Parimbelli joined Jabil in 1998 as a Test Engineering Manager. At Jabil, Mr. Parimbelli served in business management positions in Boise, Idaho and Paris, France before being promoted to Vice President, Global Business Units in 2006. From 2010 through 2012, Mr. Parimbelli was Senior Vice President, Global Business Units and was responsible for Jabil’s Enterprise and Infrastructure business. Prior to joining Jabil, Mr. Parimbelli held various engineering positions within Hewlett-Packard and other software engineering companies. He holds an MBA from Colorado State University and a Software Engineering degree from Politecnico of Milan, Italy.

William E. Peters (age 55) was named President in March 2013. Mr. Peters served as Executive Vice President, Human Development, Human Resources from 2010 to 2013. He joined Jabil in 1990 as a buyer and has held positions of increasing responsibility in Operations, Supply Chain and Manufacturing Operations. Prior to joining Jabil, Mr. Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

Courtney J. Ryan (age 48) was named Executive Vice President, Corporate Development/Chief of Staff in July 2016. Mr. Ryan joined Jabil in 1993 as a Quality Engineer and worked his way through various operations and business development management positions. He was named Senior Vice President, Global Business Units in 2007. Mr. Ryan served as Executive Vice President, Chief Executive Officer, Nypro from July 2013 to June 2016. Mr. Ryan holds an MBA with a concentration in Decision and Information Science and a Bachelor of Arts in Economics, both from the University of Florida. He also serves on the University of Florida’s MBA and Supply Chain Advisory Board.

Daryn Smith (age 48) was named Senior Vice President, Enterprise & Commercial Controller effective September 2018. Mr. Smith served as Chief Financial Officer of EMS from June 2013—June 2018. Mr. Smith joined Jabil in 2002 and he has held various leadership roles in Risk and Assurance, Financial Planning and Analysis, and Controllership for Jabil. Prior to joining Jabil, Mr. Smith was with the Assurance and Advisory Services practice for Arthur Andersen (Andersen). He holds a Bachelor’s degree in Accounting from the University of South Florida and an MBA from the University of Florida.

Kenneth S. Wilson (age 53) was named Executive Vice President and CEO of Jabil Green Point in 2017. Prior to that, Mr. Wilson was Senior Vice President of the Telecommunications Infrastructure Sector within Jabil’s Enterprise & Infrastructure group. He first joined Jabil in 2000 as a business unit manager; and has held various leadership roles, including VP of Global Business Units, running businesses such as consumer electronics and telecommunications. Prior to Jabil, he spent 8 years at Motorola, where he served as Operations Director in their Handset Division. Kenny has a Bachelor’s degree in Manufacturing Engineering and a MBA from Edinburgh Business School.

Additional Information

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

Item 1A. Risk Factors

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the volume and timing of orders placed by our customers;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue among materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially-troubled customers;

•	any potential future termination, or substantial winding down, of significant customer relationships;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and property, plant and equipment;

•	significant costs incurred in acquisitions and other transactions;

•	fluctuations in the cost and availability of materials;

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

Our business at times experiences periods of rapid growth which can place considerable demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during transition periods; efficiently and effectively dedicate resources to existing customers; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to train, motivate and manage our employees. Our failure to effectively manage growth, as well as our failure to realize the anticipated benefits of the actions we take to try to manage our growth, could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we depend on a limited number of customers, a reduction in sales to any one of those customers could cause a significant decline in our revenue.

We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Business – The Company.” In some instances, particular manufacturing services we provide for a customer represent a significant portion of the overall revenue we receive from that customer. As a result of this concentration, a reduction in business from one or more of our largest customers could have a material adverse effect on our results of operations. In addition, if one or more of our significant customers were to become insolvent or otherwise become unable to pay us on a timely basis, or at all, our operating results and financial condition could be adversely affected.

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

If our customers are unsuccessful in addressing these competitive challenges, their businesses may be materially adversely affected, reducing the demand for our services, decreasing our revenues or altering our production cycles and inventory management, each of which could adversely affect our ability to cover fixed costs and our gross profit margins and results of operations.

Most of our customers do not commit to long-term production schedules, and they may cancel their orders, change production quantities, delay production or change their sourcing strategy, which makes it difficult for us to schedule production and manage capital expenditures and to maximize the efficiency of our manufacturing capacity.

Most of our customers do not commit to firm production schedules for more than one quarter. We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand. On occasion, customers may require rapid increases in production for one or more of their products or request that we relocate our manufacturing operations or transfer manufacturing from one facility to another, which can stress our resources and reduce operating margins.

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

Exposure to financially troubled customers or suppliers may adversely affect our financial results.

We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory writeoffs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding. In addition, because we securitize certain of our accounts receivable, our securitization programs could be negatively affected by customer financial difficulty affecting the recovery of a significant amount of receivables.

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

Although we use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will be able to maintain or develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. The acquisition and implementation of new technologies and equipment and the offering of new or additional services to our customers may require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we newly establish or acquire, we may not be able to insert or maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire sufficient personnel to maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our results of operations.

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

Some of the products we manufacture require one or more components that are only available from a single source. Some of these components are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold if we have to pay higher prices for components in limited supply, or cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, natural disasters and global events that have caused material shortages. Our production of a customer’s product could be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our results of operations.

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

•	limitations on imports or exports of components or products, or other trade sanctions;

•	political and economic instability and unsafe working conditions;

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	health concerns and related government actions;

•	increased travel costs and difficulty in coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates; and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.

In particular, a significant portion of our manufacturing, design, support and storage operations are conducted in our facilities in China, and revenues associated with our China operations are important to our success. Therefore, our business, financial condition and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive and other factors in China. International trade disputes with China could result in tariffs and other measures that could adversely affect the Company’s business. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector due to the intensely competitive and fluid market for labor, and the retention of adequate labor is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. We are also subject to risks associated with our subsidiaries organized in China. For example, regulatory and registration requirements and government approvals affect the financing that we can provide to our subsidiaries. If we fail to receive required registrations and approvals to fund our subsidiaries organized in China, or if our ability to remit currency out of China is limited, then our business and liquidity could be adversely affected.

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

We have in the past and will continue to seek and complete acquisitions. We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to identify future strategic acquisitions and adequately conduct due diligence, consummate these potential acquisitions on favorable terms, if at all, or if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

•

Financial risks, such as: (1) overpayment; (2) an increase in our expenses and working capital requirements; (3) exposure to liabilities of the acquired businesses, with contractually-based time and monetary limitations on a seller’s obligation to indemnify us; (4) integration costs or failure to achieve synergy targets; (5) incurrence of additional debt; (6) valuation of goodwill and other intangible assets; (7) possible adverse tax and accounting effects; (8) the risk that we acquire manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue; (9) the risk that, in the future, we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses; and (10) costs associated with environmental risks including fines, remediation and clean-up.

•

Operating risks, such as: (1) the diversion of management’s attention and resources to the integration of the acquired businesses and their employees and to the management of expanding operations; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the inability to attract and retain the employees necessary to support the acquired businesses; (7) potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of the transaction; (8) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; (9) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur; (10) the possibility that the acquired business’s past transactions or practices before our acquisition may lead to future commercial or regulatory risks; (11) the difficulty of presenting a unified corporate image; (12) the possibility that we will have unutilized capacity due to our acquisition activity; (13) when acquiring an operation from a customer and continuing or entering into a supply arrangement, our inability to meet the expectations of the customer as to volume, product quality, timeliness and cost reductions.

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

We are subject to extensive government regulations and industry standards and the terms of complex contracts; a failure to comply with current and future regulations and standards, or the terms of our contractual arrangements, could have an adverse effect on our business, customer relationships, reputation and profitability.

We are subject to extensive government regulation and industry standards relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support, privacy and data protection, the regulations that apply to government contracts, and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations. In addition, we annually enter into a large number of complex contractual arrangements as well as operate pursuant to the terms of a significant number of ongoing intricate contractual arrangements. Our failure to comply with the terms of such arrangements could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

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

As a service provider engaged in the business of designing and manufacturing medical devices for our customers, we have compliance requirements in addition to those relating to other industries we serve within our business. We are required to register with the U.S. Food and Drug Administration (“FDA”) and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”), including current Good Manufacturing Practices (cGMPs). This regulation establishes requirements for manufacturers of medical devices to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and post-market surveillance, continuously and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may elect to take enforcement action against us, including issuing inspection observations or a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility.

Beyond the FDA, our medical device business is also subject to applicable state and foreign regulatory requirements. Within the European Union (“EU”), we are required to fulfill certain internationally recognized standards and must undergo periodic inspections to obtain and maintain certifications to these standards. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the Safe Food and Drug Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufactures or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other foreign countries where we operate have similar laws regarding the regulation of medical device manufacturing. In the event of any noncompliance with these requirements, interruption of our operations and/or ability to allow commerce in these markets could occur, which in turn could cause our reputation and business to suffer.

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

In the United States, comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted on December 22, 2017. The Tax Act contains a broad range of tax reform provisions that reduced the corporate tax rate, limited or eliminated certain tax deductions, and changed the taxation of foreign earnings of U.S. multinational companies. The Tax Act requires complex calculations to be performed that were not previously required in U.S. tax law, significant judgments, estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that are different from our interpretation. In response to the Tax Act, foreign governments may enact new tax laws or new interpretations of the existing tax laws. The full extent of the impact remains uncertain at this time and could adversely impact our effective tax rate and operating results.

Refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements for details of the field examinations completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2012 through 2014 and fiscal years 2009 through 2011 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material adverse effect on our financial position, results of operations or cash flows, an unfavorable resolution could have a material adverse effect on our operating results and financial condition.

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted, which could occur if we are unable to satisfy the conditions on which such incentives are based, if they are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions otherwise increase. It is not anticipated that any material tax incentives will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how any expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Certain of our subsidiaries provide financing, products and services to, and may undertake certain significant transactions with, other subsidiaries in different jurisdictions. Several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. In addition, the Organization for Economic Cooperation and Development continues to issue guidelines and proposals related to Base Erosion and Profit Shifting which may result in legislative changes that could reshape international tax rules in numerous countries and negatively impact our effective tax rate.

Our credit rating may be downgraded.

Our credit is and certain of our financial instruments are rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable under the 2017 Credit Facility (as such terms are defined in Note 8 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements) is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 2017 Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

The Company has a number of debt facilities. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities, or make substantial investments in our infrastructure or in support of customer opportunities, our capital needs would increase and could result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. An increase in the level of our indebtedness, among other things, could:

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

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations.

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, significant changes to revenue recognition rules have been adopted and will begin to apply to us in fiscal year 2019.

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

The table below lists the approximate square footage for our facilities as of August 31, 2018:

Location	Approximate Square Footage	Description of Use
Austria	97,000	Design, Manufacturing
Belgium	66,000	Design
Brazil(2)	314,000	Manufacturing
Canada	13,000	Design
China(2)(3)	22,729,000	Design, Manufacturing, Prototype Manufacturing, Storage, Support
Finland	12,000	Design
France(1)	80,000	Manufacturing, Support
Germany	225,000	Design, Manufacturing, Support
Hungary	1,451,000	Manufacturing, Storage
India(1)	646,000	Manufacturing, Storage, Support
Indonesia	210,000	Manufacturing
Ireland(2)	354,000	Manufacturing
Israel	212,000	Design, Manufacturing, Support
Italy(2)	308,000	Manufacturing, Storage
Japan	49,000	Manufacturing, Support
Malaysia	1,413,000	Manufacturing, Storage, Support
Mexico(2)	3,671,000	Manufacturing, Storage, Support
The Netherlands	420,000	Manufacturing
Poland(2)	705,000	Manufacturing, Storage
Russia(2)	64,000	Manufacturing
Scotland(2)	143,000	Manufacturing, Support
Singapore	353,000	Design, Manufacturing, Storage, Support
South Africa(2)	30,000	Support
Spain	788,000	Design, Manufacturing, Storage, Support
Sweden	1,000	Support
Taiwan	1,210,000	Design, Manufacturing, Support
Ukraine	259,000	Manufacturing
United States(2)	8,497,000	Design, Manufacturing, Prototype Manufacturing, Prototype Design, Support, Storage
Vietnam	293,000	Manufacturing

Total as of August 31, 2018	44,613,000

(1)	The facilities located in Chartes, France and Chennai, India are no longer used in our business operations.
(2)

A portion of the facilities located in Valinhos, Brazil; Chengdu, Wuhan and Yantai, China; St. Petersburg, Florida; Hanover Park, Illinois; Waterford, Ireland; Marcianise, Italy; Guadalajara, Mexico; Kwidzyn, Poland; Tver, Russia; Livingston, Scotland; Johannesburg, South Africa; and Memphis, Tennessee are not currently used in business operations.

(3)

The properties in China include approximately 5.9 million square feet of leased property in Chengdu, approximately 4.2 million square feet of property in Huangpu (of which approximately 2.6 million is owned and approximately 1.6 million is leased) and approximately 6.0 million square feet of property in Wuxi (of which approximately 5.2 million is leased and 0.8 million is owned).

As of August 31, 2018, our facilities consist of 18,821,000 square feet in facilities that we own, with the remaining 25,792,000 square feet in leased facilities. The majority of the square footage in the table above is active manufacturing space. The properties listed in the table above are reported in both the EMS and DMS operating segments, as both segments use these properties. Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low intraday sales prices per share for our common stock as reported on the New York Stock Exchange and the cash dividends declared per share for the fiscal periods indicated:

	Sales Price per Share
	Fiscal Year 2018		Fiscal Year 2017		Dividends per Share(1)
	High	Low	High	Low	Fiscal Year 2018	Fiscal Year 2017
First Quarter	$31.60	$27.29	$23.85	$20.32	$0.08	$0.08
Second Quarter	$29.03	$23.70	$26.34	$20.43	$0.08	$0.08
Third Quarter	$31.77	$26.16	$30.00	$25.69	$0.08	$0.08
Fourth Quarter	$29.92	$26.39	$31.70	$28.27	$0.08	$0.08

(1)	See further discussion of our cash dividends declared to common shareholders in Note 11—“Stockholders’ Equity” to the Consolidated Financial Statements.

We expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

On October 9, 2018, the closing sales price for our common stock as reported on the New York Stock Exchange was $24.71. As of October 9, 2018, there were 1,380 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Stock Performance Graph

The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2018, with the cumulative stockholder return of the (1) S&P MidCap 400 Index and (2) peer group which includes Celestica Inc., Catcher Technology Co., Ltd, Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

Comparison of 5 Year Cumulative Total Return

August 31	2013	2014	2015	2016	2017	2018
Jabil Inc.	$100	$96	$88	$97	$146	$139
S&P MidCap 400 Index – Total Returns	100	123	123	138	156	187
Peer Group	100	157	138	143	228	172

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
June 1, 2018 - June 30, 2018	1,330,709	$27.66	1,330,128	$447,037
July 1, 2018 - July 31, 2018	1,629,279	$28.42	1,627,406	$400,795
August 1, 2018 - August 31, 2018	1,791,201	$28.36	1,791,201	$350,000

Total	4,751,189	$28.18	4,748,735

(1)

The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

(2)

In July 2017, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock as publicly announced in a press release issued on July 20, 2017 (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program expired on August 31, 2018. No authorization remains under the 2017 Share Repurchase Program.

(3)

In June 2018, our Board of Directors authorized the repurchase of up to $350.0 million of our common stock as publicly announced in a press release on June 14, 2018 (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program expires on August 31, 2019.

Issuer Sale of Unregistered Securities

On August 16, 2018, as part of a commercial transaction with a third party, the Company issued a cash settled restricted stock appreciation right. The instrument has a ten-year term and will vest biannually, subject to the satisfaction of performance conditions. Assuming full vesting and exercise at the end of the term, the aggregate amount to be paid by the Company would not in any case exceed $26.0 million. The instrument was issued pursuant to the private placement exemption in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following selected data is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, “Financial Statements and Supplementary Data” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended August 31,
	2018	2017	2016	2015	2014
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$22,095,416	$19,063,121	$18,353,086	$17,899,196	$15,762,146

Operating income	542,153	410,230	522,833	555,411	204,074

Income from continuing operations before tax	373,401	256,233	387,045	431,646	72,123

Income (loss) from continuing operations, net of tax	87,541	127,167	254,896	294,185	(1,588)

Discontinued operations, net of tax(1)	—	—	—	(8,573)	243,853

Net income	87,541	127,167	254,896	285,612	242,265

Net income attributable to Jabil Inc.	$86,330	$129,090	$254,095	$284,019	$241,313

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic:
Income (loss) from continuing operations, net of tax	$0.50	$0.71	$1.33	$1.51	$(0.01)

Discontinued operations, net of tax(1)	$—	$—	$—	$(0.04)	$1.20

Net income	$0.50	$0.71	$1.33	$1.47	$1.19

Diluted:
Income (loss) from continuing operations, net of tax	$0.49	$0.69	$1.32	$1.49	$(0.01)

Discontinued operations, net of tax(1)	$—	$—	$—	$(0.04)	$1.20

Net income	$0.49	$0.69	$1.32	$1.45	$1.19

Cash dividends declared per common share	$0.32	$0.32	$0.32	$0.32	$0.32

	August 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheets Data:
Working capital(2)	$319,050	$(243,910)	$280,325	$191,168	$1,037,920

Total assets	$12,045,641	$11,095,995	$10,322,677	$9,591,600	$8,479,746

Current installments of notes payable and long-term debt	$25,197	$444,255	$44,689	$321,964	$11,750

Notes payable and long-term debt, less current installments	$2,493,502	$1,606,017	$2,046,655	$1,308,663	$1,639,916

Total Jabil Inc. stockholders’ equity	$1,950,257	$2,353,514	$2,438,171	$2,314,856	$2,241,828

Common stock shares outstanding	164,588	177,728	186,998	192,068	194,114

	Fiscal Year Ended August 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Cash Flow Data:
Net cash provided by operating activities	$933,850	$1,256,643	$916,207	$1,240,528	$499,639
Investing activities:
Acquisition of property, plant and equipment	$(1,036,651)	$(716,485)	$(924,239)	$(963,145)	$(624,060)
Proceeds and advances from sale of property, plant and equipment	$350,291	$175,000	$26,031	$15,784	$161,138
Financing activities:
Payments to acquire treasury stock	$(450,319)	$(306,640)	$(148,340)	$(85,576)	$(260,274)

(1)	During fiscal year 2014, we sold our Aftermarket Services business for consideration of $725.0 million.
(2)	Working capital is defined as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in various industries and end markets. We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompass the act of producing tangible components that are built to customer specifications and are then provided to the customer.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is typically a lower-margin but high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, computing and storage, defense and aerospace, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. Our DMS segment is typically a higher-margin business and includes customers primarily in the consumer wearables, healthcare, mobility and packaging industries.

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

Our operating results are impacted by the level of capacity utilization of manufacturing facilities; indirect labor costs; and selling, general and administrative expenses. Operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have reduced operating income margins.

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end markets and closely manage our costs and capital resources so that we can try to respond appropriately as circumstances change.

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

See Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

In September 2017, our operations in Cayey, Puerto Rico received significant hurricane damage. During the fiscal year ended August 31, 2018, we recognized $11.3 million of expenses related to such damages, net of insurance proceeds of $24.9 million. We also expect that the majority of these costs less insurance deductions will ultimately be offset by insurance coverage.

Summary of Results

The following table sets forth, for the fiscal years ended August 31, 2018, 2017 and 2016, certain key operating results and other financial information (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2018	2017	2016
Net revenue	$22,095,416	$19,063,121	$18,353,086
Gross profit	$1,706,792	$1,545,643	$1,527,704
Operating income	$542,153	$410,230	$522,833
Net income attributable to Jabil Inc.	$86,330	$129,090	$254,095
Earnings per share – basic	$0.50	$0.71	$1.33
Earnings per share – diluted	$0.49	$0.69	$1.32

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2018	May 31, 2018	February 28, 2018	November 30, 2017
Sales cycle(1)	1 day	9 days	3 days	(2) days
Inventory turns (annualized)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable	26 days	26 days	26 days	25 days
Days in inventory(3)	58 days	60 days	62 days	58 days
Days in accounts payable(4)	83 days	77 days	85 days	85 days

Three Months Ended
	August 31, 2017	May 31, 2017	February 28, 2017	November 30, 2016
Sales cycle(1)	0 days	9 days	11 days	1 day
Inventory turns (annualized)	6 turns	6 turns	7 turns	7 turns
Days in accounts receivable(2)	25 days	29 days	29 days	27 days
Days in inventory(3)	58 days	59 days	55 days	48 days
Days in accounts payable(4)	83 days	79 days	73 days	74 days

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
(3)

During each of the three months ended August 31, 2018 and May 31, 2018, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter. During the three months ended February 28, 2018, the increase in days in inventory from the prior sequential quarter was primarily due to the increase in inventories to support expected sales levels in the third quarter of fiscal year 2018 along with overall increased demand. During the three months ended May 31, 2017, days in inventory increased four days as compared to the prior sequential quarter to support expected sales levels in the fourth quarter of fiscal year 2017. During the three months ended February 28, 2017, days in inventory increased as compared to the prior sequential quarter: (i) as a result of lower production in the DMS segment due to reduced consumer demand in the mobility business and (ii) to support expected revenue levels in the third quarter of fiscal year 2017.

(4)

During the three months ended August 31, 2018, the increase in days in accounts payable from the prior sequential quarter was primarily due to higher materials purchases during the quarter and the timing of purchases and cash payments for purchases during the quarter. During the three months ended May 31, 2018, the decrease in days in accounts payable from the prior sequential quarter was primarily due to the timing of purchases and cash payments for purchases during the quarter. During the three months ended November 30, 2017 and August 31, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to higher materials purchases during the quarter due to increased demand in the mobility business as well as the timing of purchases and cash payments from purchases during the quarter. During the three months ended May 31, 2017, the increase in days in accounts payable from the prior sequential quarter was primarily due to the timing of purchases and cash payments for purchases during the quarter.

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

Effective September 1, 2018, our revenue recognition accounting policies changed in conjunction with the adoption of the new revenue recognition standard. Upon adoption, we recognize revenue over time as manufacturing services are completed for the majority of our contracts with customers, which results in revenue being recognized earlier than under the current guidance. Revenue for all other contracts with customers will be recognized at a point in time, upon transfer of control of the product to the customer, which is effectively no change to our historical current accounting. For further discussion of the new revenue recognition standard, refer to Note 16—“New Accounting Guidance” to the Consolidated Financial Statements.

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

Inventory Valuation

We purchase inventory based on forecasted demand and record inventory at the lower of cost and net realizable value. Management regularly assesses inventory valuation based on current and forecasted usage, customer inventory-related contractual obligations and other lower of cost and net realizable value considerations. If actual market conditions or our customers’ product demands are less favorable than those projected, additional valuation adjustments may be necessary.

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

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2018 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act reduced the corporate tax rate, limited or eliminated certain tax deductions, and changed the taxation of foreign earnings of U.S. multinational companies. The enacted changes include a mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries and will effectively tax such income at reduced tax rates (“transition tax”). During fiscal year 2018, we made reasonable estimates related to certain impacts of the Tax Act and, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), recorded a net provisional income tax expense of $142.3 million for the fiscal year ended August 31, 2018. This net provisional expense is mainly comprised of $65.9 million related to the one-time transition tax inclusive of unrecognized tax benefits, $(10.5) million related to the re-measurement of our U.S. deferred tax attributes, and $85.0 million related to the foreign tax impact of a change in indefinite reinvestment assertion on certain earnings from our foreign subsidiaries. As we finalize the accounting for the tax effects of the enactment of the Tax Act during the measurement period, we will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods such adjustments are identified.

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

We disagree with the proposed adjustments and intend to vigorously contest these matters through the applicable IRS administrative and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties that are significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on our financial position, results of operations or cash flows. However, there can be no assurance that management’s beliefs will be realized. For further discussion related to our income taxes, refer to Note 4 — “Income Taxes” to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 16 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

Net Revenue

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

The distribution of revenue across our segments has fluctuated, and will continue to fluctuate, as a result of numerous factors, including the following: fluctuations in customer demand; efforts to diversify certain portions of our business; seasonality in our business; business growth from new and existing customers; specific product performance; and any potential termination, or substantial winding down, of significant customer relationships.

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net revenue	$22,095.4	$19,063.1	$18,353.1	15.9%	3.9%

2018 vs. 2017

Net revenue increased during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017. Specifically, the DMS segment revenues increased 23% due to (i) a 19% increase in revenues from customers within our mobility business as a result of increased end user product demand, (ii) a 3% increase in revenues due to new business from existing customers in our healthcare business and (iii) a 1% increase in revenues spread across a variety of industries in the DMS segment. EMS segment revenues increased 11% primarily due to (i) a 3% increase in revenues from a new customer and existing customers within our industrial and energy business, (ii) a 3% increase in revenues from customers within our digital home business, (iii) a 3% increase in revenues from existing customers within our capital equipment business and (iv) a 2% increase in revenues spread across a variety of industries in the EMS segment.

2017 vs. 2016

Net revenue increased during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016. The DMS segment revenues increased 9% as a result of (i) a 4% increase in revenues due to new business from existing customers in our consumer lifestyles and wearable technologies business, (ii) a 3% increase in revenues due to new business from existing customers in our healthcare business and (iii) a 2% increase in revenues from existing customers within our mobility business. EMS segment revenues remained relatively consistent due to a mix of increases and decreases spread across various industries within the EMS segment, with no one change being significant individually.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2018	2017	2016
EMS	56%	58%	60%
DMS	44%	42%	40%

Total	100%	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2018	2017	2016
Foreign source revenue	91.7%	91.4%	90.7%

Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2018	2017	2016
Gross profit	$1,706.8	$1,545.6	$1,527.7
Percent of net revenue	7.7%	8.1%	8.3%

2018 vs. 2017

Gross profit decreased as a percent of net revenue during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017, primarily due to (i) increased materials costs due to the constrained components market, (ii) increased direct labor costs and (iii) charges related to certain distressed customers in the networking and consumer wearables sectors.

2017 vs. 2016

Gross profit remained relatively consistent as a percent of net revenue during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016.

Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Selling, general and administrative	$1,050.7	$907.7	$924.4	$143.0	$(16.7)

2018 vs. 2017

Selling, general and administrative expenses increased during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017. During fiscal year 2018, we recognized an additional $32.4 million of stock-based compensation expense due to the modification of certain performance-based restricted stock awards and a one-time cash-settled award while fiscal year 2017 included a $21.0 million reversal of stock-based compensation expense due to decreased expectations for the vesting of certain performance-based restricted stock awards. The remaining increase is primarily driven by an increase in salary and salary related expenses and other costs to support new business growth and development.

2017 vs. 2016

Selling, general and administrative expenses decreased during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016. The decrease resulted primarily from a $21.0 million reversal of stock-based compensation expense during fiscal year 2017 due to decreased expectations for the vesting of certain performance-based restricted stock awards. The decrease was partially offset by an increase in salary and salary-related expenses and other costs.

Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2018	2017	2016
Research and development	$38.5	$29.7	$32.0
Percent of net revenue	0.2%	0.2%	0.2%

2018 vs. 2017

Research and development expenses remained relatively consistent as a percent of net revenue during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017.

2017 vs. 2016

Research and development expenses remained relatively consistent as a percent of net revenue during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016.

Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Amortization of intangibles	$38.5	$35.5	$37.1	$3.0	$(1.6)

2018 vs. 2017

Amortization of intangibles increased during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017 primarily due to the incremental additional amortization associated with intangible assets related to the acquisition of True-Tech Corporation (“True-Tech”) that occurred in the first quarter of fiscal year 2018.

2017 vs. 2016

Amortization of intangibles decreased during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016 primarily due to certain intangible assets associated with the Plasticos and Shemer acquisitions that were fully amortized during fiscal year 2016.

Restructuring and Related Charges

Following is a summary of our restructuring and related charges:

	Fiscal Year Ended August 31,
(dollars in millions)	2018(2)	2017(2)	2016(3)
Employee severance and benefit costs	$16.3	$56.8	$8.8
Lease costs	1.6	4.0	—
Asset write-off costs	16.2	94.3	1.2
Other related costs	2.8	5.3	1.4

Total restructuring and related charges(1)	$36.9	$160.4	$11.4

(1)

Includes $16.3 million, $51.3 million and $10.7 million recorded in the EMS segment, $16.6 million, $82.4 million and $0.8 million recorded in the DMS segment and $4.0 million, $26.7 million and $(0.1) million of non-allocated charges for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. Except for asset write-off costs, all restructuring and related charges are cash settled.

(2)	Primarily relates to the 2017 Restructuring Plan.
(3)	Costs relate to the 2013 Restructuring Plan, which was substantially complete during fiscal year 2017.

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

Upon completion of the 2017 Restructuring Plan, we expect to recognize approximately $195.0 million in restructuring and related costs. We incurred $186.4 million of costs-to-date as of August 31, 2018. The remaining costs for employee severance and benefits costs, asset write-off costs and other related costs are anticipated to be incurred through the first half of fiscal year 2019.

The 2017 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2019 of approximately $90.0 million. During fiscal year 2018, we realized costs savings of approximately $80.0 million. The annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense.

See Note 14 – “Restructuring and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 Restructuring Plan.

Other Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Other expense	$37.6	$28.4	$8.4	$9.2	$20.0

2018 vs. 2017

Other expense increased during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017, primarily due to an increase in fees associated with the utilization of the asset-backed securitization programs and the new trade accounts receivable sale programs of $16.3 million, costs incurred of $2.6 million in connection with a “make-whole” premium and related expenses for the early redemption of the 8.250% Senior Notes due 2018 and $1.2 million for an other than temporary impairment on a cost method investment. The increase was partially offset by an $11.5 million other than temporary impairment on available for sale securities during the third quarter of fiscal year 2017.

2017 vs. 2016

Other expense increased during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016, primarily due to an other than temporary impairment on available for sale securities of $11.5 million, an increase in fees associated with the asset-backed securitization programs of $6.6 million and a $1.5 million loss associated with a cost method investment.

Interest Income

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest income	$17.8	$12.5	$9.1	$5.3	$3.4

2018 vs. 2017

Interest income increased during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017 due to increased cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less) and higher interest rates.

2017 vs. 2016

Interest income increased during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016 due to increased cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).

Interest Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest expense	$149.0	$138.1	$136.5	$10.9	$1.6

2018 vs. 2017

Interest expense increased during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017 due to additional borrowings on the 2017 Revolving Credit Facility and higher interest rates.

2017 vs. 2016

Interest expense remained relatively consistent during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016.

Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Effective tax rate	76.6%	50.4%	34.1%	26.2%	16.3%

2018 vs. 2017

The increase in the effective tax rate during the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017 was primarily due to $142.3 million of provisional tax expense associated with the Tax Act impacts of the one-time transition tax, re-measurement of our U.S. deferred tax attributes, and a change in the indefinite reinvestment assertion on certain earnings from our foreign subsidiaries. The increase was also driven by the fiscal year 2017 valuation allowance reversals of $27.5 million related to non-U.S. jurisdictions that did not recur in fiscal year 2018. The increase was partially offset by $16.1 million of tax benefits from the lapse of statute in a non-U.S. jurisdiction and $14.8 million related to the release of stranded tax effects previously classified as accumulated other comprehensive income (“AOCI”).

During fiscal year 2018, we made reasonable estimates of the impact related to certain aspects of the Tax Act and, in accordance with the SEC’s SAB118, recorded a provisional income tax expense of approximately $142.3 million. As of August 31, 2018, we believe this is a reasonable estimate related to the Tax Act based on analyses, interpretations, and guidance available at this time. The final impact of the Tax Act may differ from our estimate due to, among other items, additional regulatory guidance that may be issued, changes in interpretations and assumptions and finalization of calculations of the impact of the Tax Act, including the on-going analysis of U.S. tax attributes, re-measurement of the U.S. deferred tax attributes, analysis of our indefinite reinvestment assertion, and the computation of earnings and profits of our foreign subsidiaries, applicable foreign tax credits and relevant limitations. As we finalize the accounting for the tax effects of the enactment of the Tax Act during the measurement period, we will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods such adjustments are identified.

2017 vs. 2016

The increase in the effective tax rate during the fiscal year ended August 31, 2017 compared to the fiscal year ended August 31, 2016 was primarily due to decreased income in jurisdictions with low tax rates and increased losses in jurisdictions with existing valuation allowances, which was partially due to an increase in restructuring expense, and increased income in jurisdictions with high tax rates. This effective tax rate increase was partially offset by an income tax benefit of $27.5 million for the reversal of valuation allowances related to non-U.S. jurisdictions.

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

Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, other than temporary impairment on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.

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

We are reporting “core” operating income, “core” earnings and “core” return on invested capital to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.

Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands, except for per share data):

	Fiscal Year Ended August 31,
	2018	2017	2016
Operating income (U.S. GAAP)	$542,153	$410,230	$522,833

Amortization of intangibles	38,490	35,524	37,121
Stock-based compensation expense and related charges	98,511	48,544	58,997
Restructuring and related charges	36,902	160,395	11,369
Acquisition and integration charges(1)	8,082	—	—
Distressed customer charges(2)	32,710	10,198	—
Loss on disposal of subsidiaries	—	2,112	—
Business interruption and impairment charges, net(3)	11,299	—	—

Adjustments to operating income	225,994	256,773	107,487

Core operating income (Non-GAAP)	$768,147	$667,003	$630,320

Net income attributable to Jabil Inc. (U.S. GAAP)	$86,330	$129,090	$254,095
Adjustments to operating income	225,994	256,773	107,487
Other than temporary impairment on securities(4)	—	11,539	—
Adjustment for taxes(5)	146,206	(4,726)	(2,483)

Core earnings (Non-GAAP)	$458,530	$392,676	$359,099

Earnings per share (U.S. GAAP):
Basic	$0.50	$0.71	$1.33

Diluted	$0.49	$0.69	$1.32

Core earnings per share (Non-GAAP):
Basic	$2.66	$2.16	$1.89

Diluted	$2.62	$2.11	$1.86

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP and Non-GAAP):
Basic	172,237	181,902	190,413

Diluted	175,044	185,838	192,750

(1)	Charges related to our strategic collaboration with a healthcare company.
(2)

Charges during fiscal year 2018 relate to inventory and other assets charges for certain distressed customers in the networking and consumer wearables sectors. Charges during fiscal year 2017 relate to inventory and other assets charges for the disengagement with an energy customer.

(3)

Charges, net of insurance proceeds of $24.9 million, for the fiscal year ended August 31, 2018 relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(4)	Relates to an other than temporary impairment on available for sale securities during fiscal year 2017.
(5)	Includes a $142.3 million provisional estimate to account for the effects of the Tax Act for the fiscal year ended August 31, 2018.

	Fiscal Year Ended
	August 31, 2018	August 31, 2017	August 31, 2016
Numerator:
Operating income (U.S. GAAP)	$542,153	$410,230	$522,833
Tax effect (1)	(300,979)	(137,087)	(131,893)

After-tax operating income	241,174	273,143	390,940
	x1	x1	x1

Annualized after-tax operating income	$241,174	$273,143	$390,940

Core operating income (Non-GAAP)	$768,147	$667,003	$630,320
Tax effect (2)	(144,261)	(134,930)	(134,426)

After-tax core operating income	623,886	532,073	495,894
	x1	x1	x1

Annualized after-tax core operating income	$623,886	$532,073	$495,894

Denominator:
Average total Jabil Inc. stockholders’ equity (3)	$2,151,886	$2,395,843	$2,376,513
Average notes payable and long-term debt, less current installments (3)	2,063,047	1,853,302	1,704,915
Average current installments of notes payable and long-term debt (3)	235,348	245,654	184,388
Average cash and cash equivalents (3)	(1,223,934)	(1,050,989)	(913,011)

Net invested capital base	$3,226,347	$3,443,810	$3,352,805

Return on Invested Capital (U.S. GAAP)	7.5%	7.9%	11.7%
Adjustments noted above	11.8%	7.6%	3.1%
Core Return on Invested Capital (Non-GAAP)	19.3%	15.5%	14.8%

(1)	This amount is calculated by adding the amount of income taxes attributable to its operating income (U.S. GAAP) and its interest expense.
(2)	This amount is calculated by adding the amount of income taxes attributable to its core operating income (Non-GAAP) and its interest expense.
(3)

The average is based on the addition of the account balance at the end of the most recently-ended fiscal year to the account balance at the end of the prior fiscal year for the fiscal years ended August 31, 2018, 2017 and 2016, respectively, and dividing by two.

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2018 and 2017 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

Fiscal Year 2018

	Three Months Ended
(in thousands, except for per share data)	August 31, 2018	May 31, 2018	February 28, 2018	November 30, 2017
Net revenue	$5,771,831	$5,436,952	$5,301,101	$5,585,532
Gross profit(1)	442,147	398,227	397,133	469,285
Operating income(1)(2)	153,896	112,971	129,532	145,754
Net (loss) income (1)(2)(3)	(56,608)	42,702	37,528	63,919
Net (loss) income attributable to Jabil Inc.(1)(2)(3)	$(57,314)	$42,541	$37,308	$63,795
(Loss) earnings per share attributable to the stockholders of Jabil Inc.
Basic	$(0.34)	$0.25	$0.21	$0.36
Diluted	$(0.34)	$0.25	$0.21	$0.35

Fiscal Year 2017

	Three Months Ended
(in thousands, except for per share data)	August 31, 2017	May 31, 2017	February 28, 2017	November 30, 2016
Net revenue	$5,023,029	$4,489,557	$4,445,637	$5,104,898
Gross profit(1)	425,818	326,415	361,904	431,506
Operating income(1)	118,057	43,383	83,183	165,607
Net income (loss)(1)	46,041	(25,699)	20,124	86,701
Net income (loss) attributable to Jabil Inc.(1)	$45,679	$(25,281)	$20,665	$88,027
Earnings (loss) per share attributable to the stockholders of Jabil Inc.
Basic	$0.26	$(0.14)	$0.11	$0.48
Diluted	$0.25	$(0.14)	$0.11	$0.47

(1)	Includes a distressed customer charge of $18.0 million, $14.7 million and $10.2 million during the three months ended August 31, 2018, February 28, 2018 and May 31, 2017, respectively.
(2)

Includes $32.4 million of stock-based compensation expense for the modification of certain performance-based restricted stock awards and a one-time cash settled award during the three months ended November 30, 2017.

(3)	Includes $111.4 million and $30.9 million for the three months ended August 31, 2018 and February 28, 2018, respectively, related to the Tax Act.

Acquisitions and Expansion

As discussed in Note 15 – “Business Acquisitions” to the Consolidated Financial Statements, we completed one acquisition during the fiscal year ended August 31, 2018 and one acquisition during the fiscal year ended August 31, 2017. Acquisitions are accounted for as business combinations using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition.

On July 18, 2018 we submitted a binding offer to form a strategic collaboration with Johnson & Johnson Medical Devices Companies that would significantly expand our medical device manufacturing portfolio, diversification and capabilities. The offer has been accepted with respect to the North American sites and is pending applicable consultative processes for sites in Switzerland and Germany.

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

Cash and Cash Equivalents

As of August 31, 2018, we had approximately $1.3 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries.

As a result of the Tax Act and after the one-time transition tax on our historically untaxed foreign earnings, the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. As a result, most of our cash and cash equivalents as of August 31, 2018 could be repatriated to the United States without potential tax consequences.

Notes Payable and Credit Facilities

Following is summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	8.250% Senior Notes(1)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes(1)	Borrowings under revolving credit facilities(2)(3)		Borrowings under loans(2)(3)		Total notes payable and credit facilities
Balance as of August 31, 2016	$398,552	$396,212	$496,041	$298,329	$—	$—		$502,210		$2,091,344
Borrowings	—	—	—	—	—	7,434,107		—		7,434,107
Payments	—	—	—	—	—	(7,434,107)		(43,922)		(7,478,029)
Other	954	892	655	242	—	—		107		2,850

Balance as of August 31, 2017	399,506	397,104	496,696	298,571	—	—		458,395		2,050,272
Borrowings	—	—	—	—	498,659	8,778,855		400,000		9,677,514
Payments	(400,000)	—	—	—	—	(8,778,855)		(25,907)		(9,204,762)
Other	494	891	654	243	(4,451)	—		(2,156)		(4,325)

Balance as of August 31, 2018	$—	$397,995	$497,350	$298,814	$494,208	$—		$830,332		$2,518,699

Maturity Date	Mar 15, 2018	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Nov 8, 2022 and Aug 24, 2020(2)(3)		Nov 8, 2022 and Aug 24, 2020(2)(3)
Original Facility/ Maximum Capacity	$400.0 million	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.3 billion	(2)(3)	$851.8 million	(2)(3)

(1)

During the three months ended February 28, 2018, we issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of our outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.

(2)

On November 8, 2017, we entered into an amended and restated senior unsecured five-year credit agreement for additional working capital to support the continued growth of the business. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, be increased to $2.3 billion (“the 2017 Revolving Credit Facility”) and (ii) a $500.0 million Term Loan Facility (“the 2017 Term Loan Facility”), collectively “the 2017 Credit Facility.” The 2017 Credit Facility expires on November 8, 2022. The 2017 Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the 2017 Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings

(3)

On August 24, 2018, the Company entered into a senior unsecured two-year credit agreement for additional working capital to support the continued growth of the business. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $150.0 million (“the 2018 Revolving Credit Facility”) and (ii) a $350.0 million Term Loan Facility (“the 2018 Term Loan Facility”), collectively “the 2018 Credit Facility.” The 2018 Credit Facility expires on August 24, 2020.

During the fiscal year ended August 31, 2018, no draws were made on the 2018 Revolving Credit Facility and $350.0 million was borrowed against the 2018 Term Loan Facility. The interest rates on the 2017 Revolving Credit Facility borrowings ranged from 2.4% to 5.2% and the 2017 Term Loan Facility ranged from 2.6% to 3.5% during the fiscal year ended August 31, 2018. The interest rate on the 2018 Term Loan Facility was 3.1% during the fiscal year ended August 31, 2018.

Additionally, our foreign subsidiaries have various additional credit facilities that finance their future growth and any corresponding working capital needs.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our 2017 and 2018 Credit Facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2018 and 2017, we were in compliance with all covenants under our Senior Notes and the 2017 and 2018 Credit Facilities. Refer to Note 8 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

Asset-Backed Securitization and Trade Accounts Receivable Sale Programs

Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable, at a discount, under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to: (i) conduits administered by unaffiliated financial institutions and (ii) an unaffiliated financial institution. Any portion of the purchase price for the receivables not paid in cash upon the sale occurring is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the underlying receivables are collected.

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$200.0	October 20, 2020	(2)
Foreign	$400.0	September 30, 2021	(3)

(1)	Maximum amount available at any one time.
(2)	On October 9, 2018, the North American asset-backed securitization program was terminated and we repurchased the outstanding receivables.
(3)

On September 21, 2018, the foreign asset-backed securitization program terms were amended and the program was extended to September 30, 2021. Under the terms of the amended agreement, we continuously sell designated pools of trade accounts receivable to a special purpose entity, which in turn sells a portion of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution. In connection with this amendment, there is no longer a deferred purchase price receivable for the foreign asset-backed securitization program.

In connection with our asset-backed securitization programs, during the fiscal year ended August 31, 2018, we sold $8.4 billion eligible trade accounts receivable and we received cash proceeds of $7.8 billion. As of August 31, 2018, we recorded a deferred purchase price receivable of $533.1 million and had up to $16.1 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of August 31, 2018 and 2017, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the nine trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$875.0		Uncommitted	August 31, 2022	(2)(3)
B	$150.0		Uncommitted	November 30, 2018	(4)
C	800.0	CNY	Uncommitted	February 13, 2019
D	$100.0		Uncommitted	May 4, 2023	(5)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2019	(6)
G	$50.0		Uncommitted	February 23, 2023	(3)
H	$100.0		Uncommitted	August 10, 2019	(7)
I	$100.0		Uncommitted	July 21, 2019	(8)

(1)	Maximum amount available at any one time.

(2)	The maximum amount under the program will reduce to $650.0 million on February 1, 2019.
(3)	Any party may elect to terminate the agreement upon 15 days prior notice.
(4)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(5)	Any party may elect to terminate the agreement upon 30 days prior notice.
(6)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

During the fiscal year ended August 31, 2018, we sold $5.5 billion of trade accounts receivable under these programs and we received cash proceeds of $5.5 billion. As of August 31, 2018, we had up to $606.0 million in available liquidity under our trade accounts receivable sale programs.

Capital Expenditures

For fiscal year 2019, we anticipate our net capital expenditures will be approximately $800.0 million. Our capital expenditures will support investments in new markets and ongoing maintenance in our DMS and EMS segments. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.

Cash Flows

The following table sets forth selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Net cash provided by operating activities	$933,850	$1,256,643	$916,207
Net cash used in investing activities	(798,384)	(579,465)	(1,179,981)
Net cash (used in) provided by financing activities	(47,044)	(404,546)	253,512
Effect of exchange rate changes on cash and cash equivalents	(20,392)	5,228	8,358

Net increase (decrease) in cash and cash equivalents	$68,030	$277,860	$(1,904)

Operating Activities

Net cash provided by operating activities during the fiscal year ended August 31, 2018 was primarily due to non-cash expenses and increased inventories, accounts receivable and prepaid expenses and other current assets, partially offset by increased accounts payable, accrued expenses and other liabilities. The increase in inventories is largely due to increased demand and supports expected sales levels in the first quarter of fiscal year 2019. The increase in accounts receivable is primarily driven by the timing of sales and cash collections activity as well as increased sales levels. The increase in prepaid expense and other current assets is primarily due to an increase in value added tax receivables, partially offset by a decrease in deferred purchase price receivables due to a decrease in receivables sold and the timing of cash collections. The increase in accounts payable, accrued expenses and other liabilities was primarily due to an increase in materials purchases due to increased demand in the mobility business and the timing of purchases and cash payments.

Investing Activities

Net cash used in investing activities during the fiscal year ended August 31, 2018 consisted primarily of: (i) capital expenditures principally to support ongoing business in the DMS and EMS segments and (ii) cash paid for the acquisition of True-Tech, which were partially offset by proceeds and advances from the sale of property, plant and equipment.

Financing Activities

Net cash used in financing activities during the fiscal year ended August 31, 2018, was primarily due to: (i) payments for debt agreements including the 8.250% Senior Notes, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by: (i) borrowings under debt agreements including the 3.950% Senior Notes and the 2018 Credit Facility and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

Dividends and Share Repurchases

Following is a summary of the dividends and share repurchases for the fiscal years ended August 31, 2018, 2017 and 2016 (in thousands):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal year 2016	$62,436	$148,185	$210,621
Fiscal year 2017	$59,959	$306,397	$366,356
Fiscal year 2018	$57,833	$450,000	$507,833

Total	$180,228	$904,582	$1,084,810

(1)	The difference between dividends declared and dividends paid is due to dividend equivalents for unvested restricted stock units that are paid at the time the awards vest.
(2)	Excludes commissions.

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors (the “Board”) each quarter following its review of our financial performance.

During fiscal years 2017 and 2016, our Board authorized the repurchase of $450.0 million and $400.0 million, respectively, of our common stock under share repurchase programs, which were repurchased during fiscal years 2016, 2017 and 2018.

In June 2018, the Board authorized the repurchase of up to $350.0 million of our common stock (the “2018 Share Repurchase Program”). This authorization expires on August 31, 2019. As of August 31, 2018, no shares had yet been repurchased under this authorization and $350.0 million remained available under the 2018 Share Repurchase Program.

Contractual Obligations

Our contractual obligations as of August 31, 2018 are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,518,699	$25,197	$815,949	$1,183,159	$494,394
Future interest on notes payable and long-term debt(1)	516,046	112,359	197,964	112,316	93,407
Operating lease obligations	562,911	126,038	179,075	115,709	142,089
Capital lease obligations	26,468	1,326	3,002	2,814	19,326
Non-cancelable purchase order obligations(2)	288,281	271,613	12,632	4,036	—
Pension and postretirement contributions and payments(3)	6,802	799	1,076	1,322	3,605
Other(4)	73,999	18,161	31,913	10,493	13,432

Total contractual obligations(5)	$3,993,206	$555,493	$1,241,611	$1,429,849	$766,253

(1)

Consists of interest on notes payable and long-term debt outstanding as of August 31, 2018. Certain of our notes payable and long-term debt pay interest at variable rates. We have applied estimated interest rates to determine the value of these expected future interest payments.

(2)	Consists of purchase commitments entered into as of August 31, 2018 for property, plant and equipment pursuant to legally enforceable and binding agreements.

(3)

Includes the estimated company contributions to funded pension plans during fiscal year 2019 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2019 through 2028. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.

(4)

Includes (i) a $35.7 million capital commitment, (ii) a $19.5 million obligation related to a new human resource system and (iii) an $18.8 million provisional estimate of the one-time transition tax as a result of the Tax Act, in accordance with SAB 118, that will be paid over eight years.

(5)

As of August 31, 2018, we have $6.2 million and $130.6 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

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

The forward contracts (both those that are designated and not designated as accounting hedging instruments) will generally expire in less than three months, with nine months being the maximum term of the contracts outstanding as of August 31, 2018. The change in fair value related to contracts designated as accounting hedging instruments is initially reported as a component of AOCI and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are primarily denominated in Chinese yuan renminbi, Euros, Indian rupees and Mexican pesos.

Based on our overall currency rate exposures as of August 31, 2018, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 13 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.

Interest Rate Risk

Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statement of Operations, and the Consolidated Statement of Cash Flows. We are exposed to interest rate risk primarily on variable rate borrowings under the 2017 Credit Facility and 2018 Credit Facility. There were $829.3 million in borrowings outstanding under debt facilities with variable interest rates as of August 31, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 8 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

To manage our exposure to market risk, we use derivative financial instruments when deemed appropriate. In connection with our variable interest rate debt, we have interest rate swaps with aggregate notional amounts of $200.0 million and $350.0 million, which expire on June 30, 2019 and August 24, 2020, respectively. See Note 13 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information regarding our interest rate swap transactions. We do not, and do not intend to, use derivative financial instruments for speculative or trading purposes.

We utilize valuation models to estimate the effects of sudden interest rate changes. The impact of a hypothetical change of 10.0% in variable interest rates would result in an increase or decrease in interest expense of approximately $3.3 million for fiscal year 2019.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2018. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. Management’s report on internal control over financial reporting as of August 31, 2018 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2018, which is incorporated herein at Item 15.

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

Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2018.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2018, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant”.

The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2018 (“Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Compensation Matters – Compensation Discussion and Analysis”, “Corporate Governance and Board of Directors Matters – Director Compensation”, “Corporate Governance and Board of Directors Matters – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth under the captions “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” and “Compensation Matters – Equity Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance and Board of Directors Matters”, “Related Party Transactions – Certain Related Party Transactions”, “Determinations of Director Independence” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1

Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule.

2

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

3	Exhibits. See Item 15(b) below.

(b)	Exhibits. The following exhibits are included as part of, or incorporated by reference into, this Report.

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

1.1	Underwriting Agreement, dated as of January 9, 2018, between the Company and BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several underwriters listed therein.	8-K	1.1	1/17/2018

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 8.250% Registered Senior Notes issued on July 18, 2008.	10-K	4.12	8/31/2008

4.4	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/09

4.5	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.6	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.7	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

10.1†	1992 Stock Option Plan and forms of agreement used thereunder, as amended.	S-8	4.1	10/10/1997

10.2†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.3†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.4†	Jabil 2002 Stock Incentive Plan.	10-K	10.5	8/31/2010

10.4a	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).	10-K	10.6.1	8/31/2004

10.4b	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).	10-K	10.6.2	8/31/2004

10.4c	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).	10-K	10.6.3	8/31/2004

10.4d	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).	10-K	10.6.4	8/31/2004

10.4e	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).	10-K	10.5f	8/31/2009

10.4f	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).	10-K	10.5f	8/31/2010

10.4g	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).	10-K	10.5g	8/31/2010

10.4h	Form of Stock Appreciation Right Agreement (prior form).	10-K	10.6.6	8/31/2005

10.4i†	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.	S-8	4.2	6/13/2003

10.4j†	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.	S-8	4.1	8/16/2002

10.5†	Jabil 2011 Employee Stock Purchase Plan, as amended.	14A	B	12/9/2016

10.6†	Jabil 2011 Stock Award and Incentive Plan, as Amended and Restated.	14A	A	12/9/2016

10.6a	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).	10-Q	10.1	5/31/2011

10.6b	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).	10-Q	10.2	5/31/2011

10.6c	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).	10-Q	10.3	5/31/2011

10.6d	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU2).	10-Q	10.1	11/30/2013

10.6e	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU2).	10-Q	10.2	11/30/2013

10.6f	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer2).	10-Q	10.3	11/30/2013

10.6g	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU3).	10-K	10.7g	8/31/2014

10.6h	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU3).	10-K	10.7h	8/31/2014

10.6i	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS-Non-Officer3).	10-K	10.7i	8/31/2014

10.6j	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS-Officer – EU4).	10-K	10.6j	8/31/2015

10.6k	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS-Officer – Non-EU4).	10-K	10.6k	8/31/2015

10.6l	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer4).	10-K	10.6l	8/31/2015

10.6m	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU5).	10-K	10.6m	8/31/2016

10.6n	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU5).	10-K	10.6n	8/31/2016

10.6o	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer5).	10-K	10.6o	8/31/2016

10.6p	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – EU).	10-K	10.6m	8/31/2015

10.6q	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – Non-EU).	10-K	10.6n	8/31/2015

10.6r	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).	10-Q	10.4	5/31/2011

10.6s	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).	10-Q	10.5	5/31/2011

10.6t	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).	10-Q	10.6	5/31/2011

10.6u	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).	10-Q	10.7	5/31/2011

10.6v	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU).	10-Q	10.1	5/31/2015

10.6w	Form of Cash Bonus Award Agreement.	10-Q	10.1	11/30/2012

10.6x	Form of Cash Bonus Award Agreement (Officer – EU).	10-Q	10.1	2/28/2013

10.6y	Form of Cash Bonus Award Agreement (Officer – Non EU).	10-Q	10.2	2/28/2013

10.6z	Form of Stock Appreciation Right Award Agreement (SAR Officer – Non EU).	10-K	10.7q	8/31/2014

10.7†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.8†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Non-Employee Director).	10-Q	10.2	11/30/2017

10.8a†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU ONEU).	10-Q	10.3	11/30/2017

10.8b†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR ONEU)	10-Q	10.4	11/30/2017

10.8c†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive – Non-EU)	10-Q	10.5	11/30/2017

10.9†	Agreement and General Release dated as of June 12, 2017, between Jabil Inc. and William D. Muir, Jr.	8-K	10.1	6/12/2017

10.10	Amended and Restated Five Year Credit Agreement dated as of November 8, 2017 among Jabil Inc.; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Sumitomo Mitsui Banking Corporation, as documentation agents; and Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners.	8-K	10.1	11/14/2017

10.11	Credit Agreement dated as of August 24, 2018 among Jabil Inc.; the initial lenders named in the Agreement; Mizuho Bank, Ltd., as administrative agent; and Mizuho Bank, Ltd., MUFG Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners.	8-K	10.1	8/27/2018

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See Signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of August 31, 2018 and August 31, 2017; (ii) Consolidated Statement of Operations for the fiscal years ended August 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

†	Indicates management compensatory plan, contract of arrangement.
*	Filed or furnished herewith.
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2018, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 19, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jabil Inc.

Opinion on Internal Control over Financial Reporting

We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 19, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Tampa, Florida

October 19, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jabil Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 19, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2010.

Tampa, Florida

October 19, 2018

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,257,949	$1,189,919
Accounts receivable, net of allowance for doubtful accounts	1,693,268	1,397,424
Inventories, net of reserve for excess and obsolete inventory	3,457,706	2,942,083
Prepaid expenses and other current assets	1,141,000	1,097,257

Total current assets	7,549,923	6,626,683
Property, plant and equipment, net of accumulated depreciation	3,198,016	3,228,678
Goodwill	627,745	608,184
Intangible assets, net of accumulated amortization	279,131	284,596
Deferred income taxes	218,252	205,722
Other assets	172,574	142,132

Total assets	$12,045,641	$11,095,995

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$25,197	$444,255
Accounts payable	4,942,932	4,257,623
Accrued expenses	2,262,744	2,168,715

Total current liabilities	7,230,873	6,870,593
Notes payable and long-term debt, less current installments	2,493,502	1,606,017
Other liabilities	94,617	100,812
Income tax liabilities	148,884	100,902
Deferred income taxes	114,385	49,327

Total liabilities	10,082,261	8,727,651

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 257,130,145 and 253,266,684 shares issued and 164,588,172 and 177,727,653 shares outstanding at August 31, 2018 and August 31, 2017, respectively	257	253
Additional paid-in capital	2,218,673	2,104,203
Retained earnings	1,760,097	1,730,893
Accumulated other comprehensive (loss) income	(19,399)	54,620
Treasury stock at cost, 92,541,973 and 75,539,031 shares as of August 31, 2018 and August 31, 2017, respectively	(2,009,371)	(1,536,455)

Total Jabil Inc. stockholders’ equity	1,950,257	2,353,514
Noncontrolling interests	13,123	14,830

Total equity	1,963,380	2,368,344

Total liabilities and equity	$12,045,641	$11,095,995

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2018	2017	2016
Net revenue	$22,095,416	$19,063,121	$18,353,086
Cost of revenue	20,388,624	17,517,478	16,825,382

Gross profit	1,706,792	1,545,643	1,527,704
Operating expenses:
Selling, general and administrative	1,050,716	907,702	924,427
Research and development	38,531	29,680	31,954
Amortization of intangibles	38,490	35,524	37,121
Restructuring and related charges	36,902	160,395	11,369
Loss on disposal of subsidiaries	—	2,112	—

Operating income	542,153	410,230	522,833
Other expense	37,563	28,448	8,380
Interest income	(17,813)	(12,525)	(9,128)
Interest expense	149,002	138,074	136,536

Income before income tax	373,401	256,233	387,045
Income tax expense	285,860	129,066	132,149

Net income	87,541	127,167	254,896
Net income (loss) attributable to noncontrolling interests, net of tax	1,211	(1,923)	801

Net income attributable to Jabil Inc.	$86,330	$129,090	$254,095

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.50	$0.71	$1.33

Diluted	$0.49	$0.69	$1.32

Weighted average shares outstanding:
Basic	172,237	181,902	190,413

Diluted	175,044	185,838	192,750

Cash dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2018	2017	2016
Net income	$87,541	$127,167	$254,896
Other comprehensive (loss) income:
Foreign currency translation adjustment	(50,151)	41,244	9,672
Derivative instruments	(21,851)	22,183	19,817
Available for sale securities	(8,679)	20,750	(5,436)
Actuarial gain (loss)	8,194	10,372	(12,963)
Prior service cost	(1,532)	(52)	(113)

Total other comprehensive (loss) income	(74,019)	94,497	10,977

Comprehensive income	$13,522	$221,664	$265,873
Comprehensive income (loss) attributable to noncontrolling interests	1,211	(1,923)	801

Comprehensive income attributable to Jabil Inc.	$12,311	$223,587	$265,072

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Inc. Stockholders’ Equity
	Common Stock				Accumulated
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance as of August 31, 2015	192,068,068	$247	$1,955,104	$1,468,910	$(50,854)	$(1,058,551)	$20,155	$2,335,011
Shares issued upon exercise of stock options	19,109	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,246,947	1	20,910	—	—	—	—	20,911
Vesting of restricted stock awards	1,817,635	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(462,900)	—	—	—	—	(10,656)	—	(10,656)
Treasury shares purchased	(7,690,387)	—	—	—	—	(148,340)	—	(148,340)
Recognition of stock-based compensation	—	—	58,997	—	—	—	—	58,997
Declared dividends	—	—	—	(62,185)	—	—	—	(62,185)
Comprehensive income	—	—	—	254,095	10,977	—	801	265,873
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(1,500)	(1,500)
Purchase of noncontrolling interests	—	—	(484)	—	—	—	(116)	(600)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(14)	(14)

Balance as of August 31, 2016	186,998,472	$250	$2,034,525	$1,660,820	$(39,877)	$(1,217,547)	$19,326	$2,457,497

Shares issued upon exercise of stock options	172,620	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,228,316	1	21,791	—	—	—	—	21,792
Vesting of restricted stock awards	2,102,049	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(550,096)	—	—	—	—	(12,268)	—	(12,268)
Treasury shares purchased	(12,223,708)	—	—	—	—	(306,640)	—	(306,640)
Recognition of stock-based compensation	—	—	47,889	—	—	—	—	47,889
Declared dividends	—	—	—	(59,017)	—	—	—	(59,017)
Comprehensive income	—	—	—	129,090	94,497	—	(1,923)	221,664
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(2,293)	(2,293)
Purchase of noncontrolling interests	—	—	—	—	—	—	(134)	(134)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(146)	(146)

Balance as of August 31, 2017	177,727,653	$253	$2,104,203	$1,730,893	$54,620	$(1,536,455)	$14,830	$2,368,344

Shares issued upon exercise of stock options	30,832	—	—	—	—	—	—	—
Shares issued under employee stock purchase plan	1,105,400	1	24,865	—	—	—	—	24,866
Vesting of restricted stock awards	2,727,229	3	(3)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(793,052)	—	—	—	—	(22,597)	—	(22,597)
Treasury shares purchased	(16,209,890)	—	—	—	—	(450,319)	—	(450,319)
Recognition of stock-based compensation	—	—	89,608	—	—	—	—	89,608
Declared dividends	—	—	—	(57,126)	—	—	—	(57,126)
Comprehensive income	—	—	—	86,330	(74,019)	—	1,211	13,522
Declared dividends to noncontrolling interests	—	—	—	—	—	—	(2,920)	(2,920)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	2	2

Balance as of August 31, 2018	164,588,172	$257	$2,218,673	$1,760,097	$(19,399)	$(2,009,371)	$13,123	$1,963,380

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$87,541	$127,167	$254,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	773,704	760,405	696,752
Restructuring and related charges	16,264	94,346	1,170
Provision for allowance for doubtful accounts	38,030	10,112	919
Recognition of stock-based compensation expense and related charges	90,664	48,544	58,997
Deferred income taxes	52,705	(63,001)	(23,155)
Other, net	(13,600)	22,109	21,369
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(316,262)	(31,353)	122,115
Inventories	(499,105)	(445,089)	67,966
Prepaid expenses and other current assets	(76,602)	19,346	(194,337)
Other assets	(34,747)	(30,413)	(4,425)
Accounts payable, accrued expenses and other liabilities	815,258	744,470	(86,060)

Net cash provided by operating activities	933,850	1,256,643	916,207

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(1,036,651)	(716,485)	(924,239)
Proceeds and advances from sale of property, plant and equipment	350,291	175,000	26,031
Cash paid for business and intangible asset acquisitions, net of cash	(109,664)	(36,620)	(242,143)
Issuance of notes receivable	(6,500)	—	(29,380)
Other, net	4,140	(1,360)	(10,250)

Net cash used in investing activities	(798,384)	(579,465)	(1,179,981)

Cash flows (used in) provided by financing activities:
Borrowings under debt agreements	9,677,424	7,434,107	6,904,215
Payments toward debt agreements	(9,206,016)	(7,479,150)	(6,445,922)
Payments to acquire treasury stock	(450,319)	(306,640)	(148,340)
Dividends paid to stockholders	(57,833)	(59,959)	(62,436)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	24,865	21,791	20,910
Treasury stock minimum tax withholding related to vesting of restricted stock	(22,597)	(12,268)	(10,656)
Other, net	(12,568)	(2,427)	(4,259)

Net cash (used in) provided by financing activities	(47,044)	(404,546)	253,512

Effect of exchange rate changes on cash and cash equivalents	(20,392)	5,228	8,358

Net increase (decrease) in cash and cash equivalents	68,030	277,860	(1,904)
Cash and cash equivalents at beginning of period	1,189,919	912,059	913,963

Cash and cash equivalents at end of period	$1,257,949	$1,189,919	$912,059

Supplemental disclosure information:
Interest paid, net of capitalized interest	$167,278	$130,635	$128,013

Income taxes paid, net of refunds received	$180,423	$187,871	$140,704

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Inc. (together with its subsidiaries, herein referred to as the “Company”) is one of the leading providers of manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in various industries and end markets. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe, Asia and Africa.

Significant accounting policies followed by the Company are as follows:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company, and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The Company has made certain reclassification adjustments to conform prior periods’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements to the current presentation.

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

Cash and Cash Equivalents

Cash equivalents consist of investments that are readily convertible to cash with original maturities of 90 days or less. As of August 31, 2018 and 2017, there were $21.4 million and $71.5 million of cash equivalents, respectively.

Accounts Receivable

Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $15.2 million and $14.1 million were recorded as of August 31, 2018 and 2017, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

Inventories

Inventories are stated at the lower of cost (on a first in, first out (FIFO) basis) and net realizable value. Inventory is valued based on current and forecasted usage, customer inventory-related contractual obligations and other lower of cost and net realizable value considerations. If actual market conditions or customer product demands are less favorable than those projected, additional valuation adjustments may be necessary.

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

Certain equipment held under capital leases is classified as property, plant and equipment and the related obligation is recorded as accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of assets held under capital leases is included in depreciation expense in the Consolidated Statements of Operations. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations as a component of operating income.

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

The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of loss, if any.

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

Accumulated Other Comprehensive Income

The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2018 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments		Actuarial (Loss) Gain	Prior Service Cost		Available for Sale Securities	Total
Balance as of August 31, 2016	$16,338	$7,784		$(43,587)	$941		$(21,353)	$(39,877)
Other comprehensive income (loss) before reclassifications	35,297	13,434	(1)	8,443	86		10,611	67,871
Amounts reclassified from AOCI	5,947	8,749	(2)	1,929 (3)	(138	) (3)	10,139 (4)	26,626

Other comprehensive income (loss)(5)	41,244	22,183		10,372	(52)		20,750	94,497

Balance as of August 31, 2017	$57,582	$29,967		$(33,215)	$889		$(603)	$54,620

Other comprehensive (loss) income before reclassifications	(50,151)	1,225	(1)	7,067	(1,444)		(8,679)	(51,982)
Amounts reclassified from AOCI	—	(23,076	) (2)	1,127 (3)	(88	) (3)	—	(22,037)

Other comprehensive (loss) income(5)	(50,151)	(21,851)		8,194	(1,532)		(8,679)	(74,019)

Balance as of August 31, 2018	$7,431	$8,116		$(25,021)	$(643)		$(9,282)	$(19,399)

(1)	Represents changes in fair value of derivative instruments.
(2)

Represents reclassification of net (gains) losses realized and included in net income related to derivative instruments. $14.8 million was classified into net income as a reduction of income tax expense related to derivative instruments for the fiscal year ended August 31, 2018. The remaining amount for fiscal year 2018 and the amount for fiscal year 2017 was primarily classified as a component of cost of revenue. The Company expects to reclassify $9.0 million into earnings during the next 12 months, which will primarily be classified as a component of cost of revenue.

(3)	Amounts are included in the computation of net periodic benefit pension cost. Refer to Note 9 – “Postretirement and Other Employee Benefits” for additional information.
(4)	The portion of AOCI reclassified into earnings during the fiscal year ended August 31, 2017 for available for sale securities was due to an other than temporary impairment on securities and was classified as a component of other expense.

(5)	Amounts are net of tax, which are immaterial.

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

Effective September 1, 2018, the Company’s revenue accounting policies will change in conjunction with the adoption of the accounting standard for revenue recognition. See further discussion of this new standard in Note 16—“New Accounting Guidance” to the Consolidated Financial Statements.

Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards.

The stock-based compensation expense for time-based and performance based restricted stock is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which is the intended outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate in the period that such probability changes.

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

	Fiscal Year Ended August 31,
	2018	2017	2016
Stock appreciation rights	—	265	2,381
Restricted stock awards	2,426	4,539	7,599

Fair Value of Financial Instruments

The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – unobservable inputs for the asset or liability.

The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs”, Note 8 – “Notes Payable and Long-Term Debt”, Note 9 – “Postretirement and Other Employee Benefits” and Note 13 –“Derivative Financial Instruments and Hedging Activities” for disclosure surrounding the fair value of the Company’s deferred purchase price receivables, debt obligations, pension plan assets and derivative financial instruments, respectively.

The Company has $50.0 million in Senior Non-Convertible Cumulative Preferred Stock of iQor Holdings, Inc. that accretes dividends at an annual rate of 8 percent and is redeemable on March 31, 2023 or upon a change in control. The Senior Non-Convertible Cumulative Preferred Stock is valued each reporting period using unobservable inputs (Level 3 inputs) based on an interest rate lattice model and is classified as an available for sale security with an unrealized loss recorded to AOCI. The unobservable inputs have an immaterial impact on the fair value calculation of the Senior Non-Convertible Cumulative Preferred Stock. As of August 31, 2018 and 2017, the fair value was $47.3 million and $49.8 million, respectively, and is included within other assets on the Consolidated Balance Sheets.

2. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs and nine uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2018, 2017 and 2016 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable, at a discount, under its North American asset-backed securitization program and its foreign asset-backed securitization program (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to: (i) conduits administered by unaffiliated financial institutions for the North American asset-backed securitization program and (ii) to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution for the foreign asset-backed securitization program. Any portion of the purchase price for the receivables not paid in cash upon the sale occurring is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the underlying receivables are collected.

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

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$200.0	October 20, 2020	(2)
Foreign	$400.0	September 30, 2021	(3)

(1)	Maximum amount available at any one time.
(2)	On October 9, 2018, the North American asset-backed securitization program was terminated and the Company repurchased the outstanding receivables.
(3)

On September 21, 2018, the foreign asset-backed securitization program terms were amended and the program was extended to September 30, 2021. Under the terms of the amended agreement, the Company continuously sells designated pools of trade accounts receivable to a special purpose entity, which in turn sells a portion of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution. In connection with this amendment, there is no longer a deferred purchase price receivable for the foreign asset-backed securitization program.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2018	2017	2016
Eligible trade accounts receivable sold	$8,386	$8,878	$7,870
Cash proceeds received(1)	$7,838	$8,300	$7,336
Pre-tax losses on sale of receivables(2)	$15	$9	$5
Deferred purchase price receivables as of August 31(3)	$533	$569	$527

(1)

Of this amount, $0.0 million, $0.1 million and $8.4 million, respectively, represented new transfers during fiscal years 2018, 2017 and 2016, respectively. The remainder represented proceeds from collections reinvested in revolving-period transfers.

(2)	Recorded to other expense within the Consolidated Statements of Operations.
(3)

Recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets and are valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to their credit quality and short-term maturity, the fair values approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculations.

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest coverage ratio and debt to EBITDA ratio of the five-year unsecured credit facility amended as of November 8, 2017 (“the 2017 Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of August 31, 2018 and 2017, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the nine trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$875.0		Uncommitted	August 31, 2022	(2)(3)
B	$150.0		Uncommitted	November 30, 2018	(4)
C	800.0	CNY	Uncommitted	February 13, 2019
D	$100.0		Uncommitted	May 4, 2023	(5)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2019	(6)
G	$50.0		Uncommitted	February 23, 2023	(3)
H	$100.0		Uncommitted	August 10, 2019	(7)
I	$100.0		Uncommitted	July 21, 2019	(8)

(1)	Maximum amount available at any one time.
(2)	The maximum amount under the program will reduce to $650.0 million on February 1, 2019.
(3)	Any party may elect to terminate the agreement upon 15 days prior notice.
(4)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(5)	Any party may elect to terminate the agreement upon 30 days prior notice.
(6)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

In connection with the trade accounts receivable sale programs, the Company recognized the following for the fiscal years ended August 31 (in millions):

	2018	2017	2016
Trade accounts receivable sold	$5,480	$2,968	$3,651
Cash proceeds received	$5,463	$2,962	$3,647
Loss on sales(1)	$17	$6	$4

(1)	The resulting losses on the sales of trade accounts receivable during fiscal years 2018, 2017 and 2016 were recorded to other expense within the Consolidated Statements of Operations.

3. Inventories

Inventories consist of the following (in thousands):

	August 31, 2018	August 31, 2017
Raw materials	$2,070,569	$1,574,241
Work in process	788,742	822,628
Finished goods	659,335	591,227
Reserve for excess and obsolete inventory	(60,940)	(46,013)

Inventories, net	$3,457,706	$2,942,083

4. Income Taxes

Provision for Income Taxes

Income (loss) before income tax expense is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
U.S.(1)	$(426,897)	$(373,690)	$(317,427)
Non-U.S.(1)	800,298	629,923	704,472

	$373,401	$256,233	$387,045

(1)	The U.S. and non-U.S. components of income (loss) before income tax expense include the elimination of intercompany foreign dividends paid to the U.S.

Income tax expense (benefit) is summarized below (in thousands):

Fiscal Year Ended August 31,	Current	Deferred	Total
2018: U.S. – Federal	$69,080	$(24,342)	$44,738
U.S. – State	134	93	227
Non-U.S.	178,790	62,105	240,895

	$248,004	$37,856	$285,860

2017: U.S. – Federal	$2,436	$253	$2,689
U.S. – State	12	30	42
Non-U.S.	188,872	(62,537)	126,335

	$191,320	$(62,254)	$129,066

2016: U.S. – Federal	$(649)	$73	$(576)
U.S. – State	(166)	9	(157)
Non-U.S.	157,069	(24,187)	132,882

	$156,254	$(24,105)	$132,149

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to the actual income tax expense are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Tax at U.S. federal statutory income tax rate(1)	$95,852	$89,682	$135,470
State income taxes, net of federal tax benefit	(5,417)	(8,474)	(5,121)
Impact of foreign tax rates(2)	(71,889)	(109,466)	(144,521)
Permanent impact of non-deductible cost	21,988	7,336	3,408
Income tax credits	(10,405)	(16,254)	(5,040)
Changes in tax rates on deferred tax assets and liabilities(3)	15,048	688	182
Transition tax related to the Tax Act(4)	232,405	—	—
Change in indefinite reinvestment assertion related to the Tax Act(5)	21,754	—	—
Valuation allowance(6)	(61,186)	37,934	11,770
Non-deductible equity compensation	20,443	11,531	18,350
Impact of intercompany charges and dividends(7)	27,442	98,052	94,596
Reclassification of stranded tax effects in AOCI	(14,811)	—	—
Other, net	14,636	18,037	23,055

Total income tax expense	$285,860	$129,066	$132,149

(1)

The U.S. federal statutory income tax rate was 25.7%, 35% and 35% for fiscal years ended August 31, 2018, 2017 and 2016, respectively. As a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company will be subject to a blended U.S. federal tax rate of 25.7% for the fiscal year ended August 31, 2018 and a 21.0% U.S. federal tax rate for future fiscal years.

(2)

For the fiscal year ended August 31, 2018, the decrease in the impact of foreign tax rates was primarily due to a decrease in the U.S. federal statutory income tax rate from 35% to 25.7% due to the Tax Act.

(3)

For the fiscal year ended August 31, 2018, the increase in the changes in tax rates on deferred tax assets and liabilities was primarily due to the Tax Act. This increase excludes the impact of the enacted rate change on the U.S. valuation allowance.

(4)

The Tax Act introduced a one-time mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries and will effectively tax such income at reduced tax rates (“transition tax”). For the fiscal year ended August 31, 2018, the transition tax related to the Tax Act reflects the $65.9 million provisional one-time transition tax inclusive of unrecognized tax benefits and the corresponding utilization of U.S. federal net operating losses and tax credits that historically had valuation allowances.

(5)

For the fiscal year ended August 31, 2018, the change in indefinite reinvestment assertion related to the Tax Act reflects the $85.0 million of foreign taxes that would be incurred upon future remittances of certain foreign earnings less the write off of a previously recorded U.S. deferred tax liability that is no longer taxable due to the Tax Act.

(6)

For the fiscal year ended August 31, 2018, the valuation allowance decrease was due to utilization of U.S. federal net operating losses and tax credits against the one-time transition tax and the change in enacted tax rate applied to U.S. deferred tax assets and liabilities. The tax benefit from the valuation allowance reversal on U.S. federal net operating losses utilized in the one-time transition tax was $85.0 million. The valuation allowance decrease is partially offset by the current year increase of deferred tax assets in sites with existing valuation allowances.

(7)	For the fiscal year ended August 31, 2018, the decrease in the impact of intercompany charges and dividends was due to a change in the U.S. taxation of foreign dividends as a result of the Tax Act.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation. The Tax Act reduced the corporate tax rate, limited or eliminated certain tax deductions, established the transition tax, and changed the taxation of foreign earnings of U.S. multinational companies. The Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.

For the fiscal year ended August 31, 2018, the Company made reasonable estimates related to certain impacts of the Tax Act and, in accordance with SAB 118, recorded a net provisional income tax expense of $142.3 million. This net provisional expense is mainly comprised of $65.9 million related to the one-time transition tax inclusive of unrecognized tax benefits, $(10.5) million related to the re-measurement of the Company’s U.S. deferred tax attributes, and $85.0 million related to a change in the indefinite reinvestment assertion on certain earnings from its foreign subsidiaries. For the three months ended August 31, 2018, the Company recorded $111.4 million associated with the Tax Act, mainly comprised of $24.9 million related to the one-time transition tax to adjust the amount recorded previously through the nine months ended May 31, 2018 and $85.0 million for the change in indefinite reinvestment assertion on certain earnings from the Company’s foreign subsidiaries, resulting in a combined net increase of 29.8% to the Company’s effective tax rate for the fiscal year ended August 31, 2018.

The calculation of the one-time transition tax of $65.9 million for the fiscal year ended August 31, 2018 is based upon preliminary estimates of post-1986 earnings and profits, applicable foreign tax credits and relevant limitations, utilization of U.S. federal net operating losses and tax credits and the amounts of foreign earnings held in cash and non-cash assets. The adjustment to the transition tax of $24.9 million for the three months ended August 31, 2018 was primarily related to further analysis of earnings and profits of the Company’s foreign subsidiaries and utilization of foreign tax credits, a revised provisional calculation of foreign earnings held in cash and other specified assets, and the Company’s interpretation of additional regulatory guidance issued. The transition tax remains provisional pending additional regulatory guidance that may be issued, changes in interpretations and assumptions, and finalization of calculations of the impact of the Tax Act, including foreign earnings and profits of the Company’s foreign subsidiaries and applicable foreign tax credits and relevant limitations for fiscal year 2018.

The provisional income tax benefit of $(10.5) million recorded for the fiscal year ended August 31, 2018 relates to the re-measurement of the Company’s deferred tax balances, inclusive of valuation allowances, and is based primarily on the rates at which the deferred tax assets and liabilities are expected to reverse in the current and future fiscal years. The enactment date re-measurement of U.S. deferred tax assets and liabilities is provisional as the final re-measurement cannot be determined until the final calculation of underlying temporary differences is completed, rather than estimated. In addition, the Company is also analyzing the impact of the Tax Act to the existing valuation allowance assessments from both a federal and state tax perspective, which could potentially affect the realizability of the existing deferred tax assets.

The change in indefinite reinvestment assertion of $85.0 million recorded during the three months and fiscal year ended August 31, 2018 relates to certain foreign earnings and the foreign taxes that would be incurred upon future remittances of such earnings. This amount remains provisional as the Company completes further analysis of available distributable earnings from its foreign subsidiaries and continued review of its capital structure.

The Company is still evaluating the Global Intangible Low-Taxed Income (“GILTI”) provisions and the associated election to record its effects as a period cost or a component of deferred taxes. This analysis has not been completed due to the complexity of the new GILTI tax rules, which is dependent, in part, on analyzing the Company’s global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and the associated estimated amount. Because the Company’s expectations around U.S. inclusions in taxable income related to GILTI depend on its estimated future results of global operations and preparation and analysis of information not previously relevant or regularly produced, this accounting election remains open as of August 31, 2018.

For the fiscal year ended August 31, 2018, the Company believes $142.3 million is a reasonable net estimate related to the Tax Act based on the analysis, interpretations and guidance available at this time. As the Company finalizes the accounting for the tax effects of the enactment of the Tax Act during the measurement period, the Company will reflect adjustments to the provisional amounts recorded and record additional tax effects in the periods such adjustments are identified. For the reasons outlined above, the Company has not completed its accounting for any aspect of the Tax Act.

The Company has been granted tax incentives for its Brazilian, Chinese, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The majority of the tax incentive benefits expire at various dates through fiscal year 2028 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income from continuing operations during the fiscal years ended August 31, 2018, 2017 and 2016, resulting in a tax benefit of approximately $52.1 million ($0.30 per basic share), $38.6 million ($0.22 per basic share) and $50.5 million ($0.27 per basic share), respectively. The benefits of these incentives are classified as the impact of foreign tax rates and income tax credits in the reconciliation of income tax expense table above.

Deferred Tax Assets and Liabilities

The significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forward	$119,259	$268,853
Receivables	7,111	7,497
Inventories	7,634	11,618
Compensated absences	8,266	10,981
Accrued expenses	81,912	93,413
Property, plant and equipment, principally due to differences in depreciation and amortization	97,420	81,954
U.S. federal and state tax credits	70,153	57,122
Foreign jurisdiction tax credits	25,887	24,641
Equity compensation – U.S.	7,566	16,460
Equity compensation – Non-U.S.	2,401	2,700
Other	18,176	14,573

Total deferred tax assets before valuation allowances	445,785	589,812
Less valuation allowances	(223,487)	(285,559)

Net deferred tax assets	$222,298	$304,253

Deferred tax liabilities:
Unremitted earnings of non-U.S. subsidiaries	74,654	86,202
Intangible assets	39,122	48,229
Cash flow hedges	—	8,564
Other	4,655	4,863

Total deferred tax liabilities	$118,431	$147,858

Net deferred tax assets	$103,867	$156,395

As of August 31, 2018, the Company had state (tax-effected) and foreign income tax net operating loss carry forwards (net of unrecognized tax benefits) of approximately $55.4 million and $318.0 million, respectively, which are available to reduce future taxes, if any. The net operating loss carry forwards in the Company’s major tax jurisdictions expire in fiscal years 2019 through 2038 or have an indefinite carry forward period. The Company has U.S. federal and state tax credit carry forwards of $65.6 million and $4.8 million, respectively, which are available to reduce future taxes, if any. Most of the U.S.

federal tax credits expire through fiscal year 2027. Most of the U.S. state tax credits expire through fiscal year 2027. As of August 31, 2018, the foreign jurisdiction tax credits include foreign investment tax credits of $23.3 million that expire predominantly in fiscal year 2027 and are based on the deferral method.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net decreases in the total valuation allowance for the fiscal years ended August 31, 2018 and 2017 were $(62.1) million and $(59.3) million, respectively. The fiscal year ended August 31, 2018 decrease in valuation allowance is primarily related to the decrease of a U.S. federal net operating loss carry forward due to utilization against the one-time transition tax under the Tax Act. This decrease is partially offset by the increase of deferred tax assets in sites with existing valuation allowances.

As a result of the one-time transition tax, the Company will have a substantial amount of previously taxed earnings that can be distributed to the U.S. without additional U.S. federal taxation. Additionally, the Tax Act provides for a 100% dividends received deduction for dividends received by U.S. corporations from 10-percent or more owned foreign corporations. During the fiscal year ended August 31, 2018, the Company recorded liabilities of $85.0 million from a change in the indefinite reinvestment assertion on certain earnings from its foreign subsidiaries, primarily associated with foreign withholding taxes that would be incurred upon such future remittances of cash. Of these liabilities, $74.7 million remained as a deferred tax liability as of August 31, 2018 after current year remittances. The Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. While the Company has made a reasonable estimate of the impact of the Tax Act on its indefinite reinvestment assertion, the Company continues to evaluate its indefinite reinvestment assertion and may further adjust this estimate during the measurement period. As of August 31, 2018, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $2.4 billion. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

Unrecognized Tax Benefits

Reconciliations of the unrecognized tax benefits are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Beginning balance	$201,355	$149,898	$154,648
Additions for tax positions of prior years	14,465	2,155	7,974
Reductions for tax positions of prior years	(21,045)	(12,233)	(20,045)
Additions for tax positions related to current year	81,866	77,807	25,892
Cash settlements	(1,659)	(2,298)	(6,553)
Reductions from lapses in statutes of limitations	(7,496)	(10,446)	(7,099)
Reductions from settlements with taxing authorities	(5,928)	(6,061)	(1,787)
Foreign exchange rate adjustment	(4,853)	2,533	(3,132)

Ending balance	$256,705	$201,355	$149,898

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$117,455	$75,223	$72,152

For the fiscal year ended August 31, 2018, the additions for tax positions related to current year primarily related to the impacts of the Tax Act and U.S. taxation of certain intercompany transactions. It is reasonably possible that the August 31, 2018 unrecognized tax benefits could decrease during the next 12 months by $106.1 million, primarily related to a taxing authority ruling associated with an internal restructuring and a potential audit settlement associated with intercompany transactions. Both of these tax positions were previously offset with valuation allowances.

For the fiscal year ended August 31, 2017, the additions for tax positions related to current year primarily related to certain non-U.S. net operating loss carry forwards, previously offset with a valuation allowance, that can no longer be recognized due to an internal restructuring.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $20.4 million and $27.1 million as of August 31, 2018 and 2017, respectively. The Company recognized interest and penalties of approximately $(6.7) million, $5.2 million and $1.8 million during the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

The Company is no longer subject to U.S. federal and state income tax examinations for fiscal years before August 31, 2009. In major non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2008.

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

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2018	2017
Land and improvements	$144,136	$120,574
Buildings	849,975	804,861
Leasehold improvements	1,013,428	877,752
Machinery and equipment	3,983,025	3,680,881
Furniture, fixtures and office equipment	192,243	178,603
Computer hardware and software	601,955	583,569
Transportation equipment	17,215	22,080
Construction in progress	42,984	85,748

	6,844,961	6,354,068
Less accumulated depreciation and amortization	3,646,945	3,125,390

	$3,198,016	$3,228,678

Depreciation and maintenance and repair expenses were as follows for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Depreciation expense	$735,213	$724,856	$659,542
Maintenance and repair expense	$266,691	$234,332	$197,373

As of August 31, 2018 and 2017, the Company had $253.6 million and $242.2 million, respectively, included in accounts payable for the acquisition of property, plant and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

6. Goodwill and Other Intangible Assets

The Company completed its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2018 and determined the fair values of the reporting units and the indefinite-lived intangible assets were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2018 and 2017 (in thousands):

	EMS	DMS	Total
Balance as of August 31, 2016	$51,179	$543,594	$594,773
Acquisitions and adjustments	—	8,186	8,186
Change in foreign currency exchange rates	1,395	3,830	5,225

Balance as of August 31, 2017	52,574	555,610	608,184
Acquisitions and adjustments (1)	30,763	(8,186)	22,577
Change in foreign currency exchange rates	(667)	(2,349)	(3,016)

Balance as of August 31, 2018	$82,670	$545,075	$627,745

(1)	Includes $8.2 million of goodwill reallocated between DMS and EMS during fiscal year 2018.

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in thousands):

	August 31, 2018		August 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,647,567	$1,019,822	$1,628,006	$1,019,822

The following table presents the Company’s total purchased intangible assets as of August 31, 2018 and 2017 (in thousands):

	Weighted Average Amortization Period (in years)	August 31, 2018			August 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$289,947	$(153,415)	$136,532	$265,148	$(132,691)	$132,457
Intellectual property	5	168,181	(148,672)	19,509	160,456	(131,407)	29,049
Finite-lived trade names	Not applicable	5,091	(5,091)	—	5,114	(5,114)	—
Trade names	Indefinite	123,090	—	123,090	123,090	—	123,090

Total intangible assets	9	$586,309	$(307,178)	$279,131	$553,808	$(269,212)	$284,596

Intangible asset amortization for fiscal years 2018, 2017 and 2016 was approximately $38.5 million, $35.5 million and $37.1 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ended August 31,
2019	$30,212
2020	26,645
2021	18,261
2022	17,119
2023	14,704
Thereafter	49,100

Total	$156,041

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 31, 2018	August 31, 2017
Deferred income	$691,365	$1,017,144
Accrued compensation and employee benefits	570,400	534,143
Other accrued expenses	1,000,979	617,428

Accrued expenses	$2,262,744	$2,168,715

8. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding as of August 31, 2018 and 2017 are summarized below (in thousands):

	Maturity Date	August 31, 2018	August 31, 2017
8.250% Senior Notes(1)(2)(3)	Mar 15, 2018	$—	$399,506
5.625% Senior Notes(1)(2)	Dec 15, 2020	397,995	397,104
4.700% Senior Notes(1)(2)	Sep 15, 2022	497,350	496,696
4.900% Senior Notes(1)	Jul 14, 2023	298,814	298,571
3.950% Senior Notes(1)(2)(3)	Jan 12, 2028	494,208	—
Borrowings under credit facilities(4)(5)	Nov 8, 2022 and Aug 24, 2020	—	—
Borrowings under loans(4)(5)	Nov 8, 2022 and Aug 24, 2020	830,332	458,395

Total notes payable and long-term debt		2,518,699	2,050,272
Less current installments of notes payable and long-term debt		25,197	444,255

Notes payable and long-term debt, less current installments		$2,493,502	$1,606,017

(1)	The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)	The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)

During the three months ended February 28, 2018, the Company issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of the Company’s outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.

(4)

On November 8, 2017, the Company entered into an amended and restated senior unsecured five-year credit agreement for additional working capital to support the continued growth of the business. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.3 billion (“the 2017 Revolving Credit Facility”) and (ii) a $500.0 million Term Loan Facility (“the 2017 Term Loan Facility”), collectively “the 2017 Credit Facility.” The 2017 Credit Facility expires on November 8, 2022. The 2017 Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lender’s discretion. Interest and fees on the 2017 Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the fiscal year ended August 31, 2018, the interest rates on the 2017 Revolving Credit Facility ranged from 2.4% to 5.2% and the 2017 Term Loan Facility ranged from 2.6% to 3.5%. Interest is charged at a rate equal to (a) for the 2017 Revolving Credit Facility, either 0.000% to 0.575% above the base rate or 0.975% to 1.575% above the Eurocurrency rate and (b) for the 2017 Term Loan Facility, either 0.125% to 0.875% above the base rate or 1.125% to 1.875% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

(5)

On August 24, 2018, the Company entered into a senior unsecured two-year credit agreement for additional working capital to support the continued growth of the business. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $150.0 million (“the 2018 Revolving Credit Facility”) and (ii) a $350.0 million Term Loan Facility (“the 2018 Term Loan Facility”), collectively “the 2018 Credit Facility.” The 2018 Credit Facility expires on August 24, 2020.

During the fiscal year ended August 31, 2018, no draws were made on the 2018 Revolving Credit Facility and $350.00 million was borrowed against the 2018 Term Loan Facility. During the fiscal year ended August 31, 2018 the interest rate on the 2018 Term Loan Facility was 3.1%. Interest is charged at a rate equal to (a) for the 2018 Revolving Credit Facility, either the base rate or 0.9750% above the Eurocurrency rate and (b) for the 2018 Term Loan Facility, either 0.125% above the base rate or 1.125% above the Eurocurrency rate. The base rate represents the greatest of: (i) Mizuho Bank, Ltd.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders.

Additionally, the Company’s foreign subsidiaries had various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of August 31, 2018, the Company has $2.3 billion in available unused borrowing capacity under its revolving credit facilities.

Debt Maturities

Debt maturities as of August 31, 2018 are as follows (in thousands):

Fiscal Year Ended August 31,
2019	$25,197
2020	374,369
2021	441,580
2022	49,806
2023	1,133,353
Thereafter	494,394

Total	$2,518,699

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the 2017 and 2018 Revolving Credit Facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of August 31, 2018 and 2017, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 5.625%, 4.700% and 3.950% Senior Notes, were approximately $415.7 million, $503.5 million and $476.0 million respectively, as of August 31, 2018. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% Senior Notes, was approximately $306.5 million, as of August 31, 2018. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximates fair value as interest rates on these instruments approximates current market rates.

9. Postretirement and Other Employee Benefits

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

Additionally, as a result of acquiring various other operations in Europe and Asia, the Company assumed both qualified and unfunded nonqualified retirement benefits covering eligible employees who meet age and service requirements (the “other plans”).

The UK plan and other plans are collectively referred to herein as the “plans.”

Benefit Obligation and Plan Assets

The benefit obligations and plan assets, changes to the benefit obligation and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in thousands):

	Pension
	2018	2017
Change in projected benefit obligation
Beginning projected benefit obligation	$167,714	$182,278
Service cost	1,063	1,068
Interest cost	3,807	2,942
Actuarial (gain) loss	(6,019)	(10,147)
Curtailments gain	(998)	—
Settlements paid from plan assets	—	(2,133)
Total benefits paid	(6,211)	(6,790)
Plan participants’ contributions	31	27
Amendments	1,864	—
Terminations	—	(106)
Effect of conversion to U.S. dollars	(147)	575

Ending projected benefit obligation	$161,104	$167,714

Change in plan assets
Beginning fair value of plan assets	146,698	143,702
Actual return on plan assets	8,146	2,582
Settlements paid from plan assets	—	(2,133)
Employer contributions	1,811	6,981
Benefits paid from plan assets	(4,758)	(3,759)
Plan participants’ contributions	31	27
Effect of conversion to U.S. dollars	(213)	(702)

Ending fair value of plan assets	$151,715	$146,698

Unfunded status	$(9,389)	$(21,016)

Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$428	$182
Accrued benefit liability, noncurrent	$8,961	$20,834
Accumulated other comprehensive loss (income)(1)
Actuarial loss, before tax	$22,387	$32,247
Prior service cost (credit), before tax	$719	$(1,185)

(1)	The Company anticipates amortizing $0.8 million and $0.0 million, before tax, of net actuarial loss and prior service costs balances, respectively, to net periodic cost in fiscal year 2019.

Net Periodic Benefit Cost

The following table provides information about the net periodic benefit cost for the plans for fiscal years 2018, 2017 and 2016 (in thousands):

	Pension
	2018	2017	2016
Service cost	$1,063	$1,068	$883
Interest cost	3,807	2,942	4,844
Expected long-term return on plan assets	(5,954)	(4,206)	(5,560)
Recognized actuarial loss	1,127	1,929	1,046
Amortization of prior service credit	(88)	(138)	(139)
Net settlement loss	116	1,472	—

Net periodic benefit cost	$71	$3,067	$1,074

Beginning in the first quarter of fiscal year 2019, the Company will adopt a new accounting standard to improve the presentation of net periodic benefit cost. The Company expects the adoption of this standard to result in reclassifications for the service cost component of net periodic benefit cost from selling, general and administrative expense to cost of revenue and for the other components from selling, general and administrative expense to other expense.

Assumptions

Weighted-average actuarial assumptions used to determine net periodic benefit cost and projected benefit obligation for the plans for the fiscal years 2018, 2017 and 2016 were as follows:

	Pension
	2018	2017	2016
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.8%	3.3%	4.3%
Rate of compensation increase	3.3%	2.7%	2.4%
Discount rate	2.1%	1.9%	2.9%
Projected benefit obligation:
Expected long-term return on plan assets	3.6%	4.0%	3.3%
Rate of compensation increase	4.4%	4.4%	4.1%
Discount rate(2)	2.2%	2.3%	1.7%

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 35% equity and 65% debt securities in fiscal year 2019.

Fair Value

The fair values of the plan assets held by the Company by asset category are as follows (in thousands):

		August 31, 2018		August 31, 2017
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$6,682	4%	$5,760	4%
Equity Securities:
Global equity securities(2)(3)	Level 2	35,932	24%	41,971	29%
Debt Securities:
Corporate bonds(3)	Level 2	41,088	27%	41,987	29%
Government bonds(3)	Level 2	51,597	34%	41,738	28%
Other Investments:
Insurance contracts(4)	Level 3	16,416	11%	15,242	10%

Fair value of plan assets		$151,715	100%	$146,698	100%

(1)	Carrying value approximates fair value.
(2)	Investments in equity securities by companies incorporated, listed or domiciled in developed and/or emerging market countries.
(3)	Investments in global equity securities, corporate bonds, government securities and government bonds are valued using the quoted prices of securities with similar characteristics.
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

Accumulated Benefit Obligation

The following table provides information for the plans with an accumulated benefit obligation for fiscal years 2018 and 2017 (in thousands):

	August 31,
	2018	2017
Projected benefit obligation	$161,104	$167,714
Accumulated benefit obligation	$152,380	$158,971
Fair value of plan assets	$151,715	$146,698

Cash Flows

The Company expects to make cash contributions between $0.2 million and $0.4 million to its funded pension plans during fiscal year 2019. The estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2019	$4,687
2020	5,502
2021	5,065
2022	5,390
2023	5,974
2024 through 2028	37,466

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $40.5 million, $33.6 million and $33.3 million for defined contribution plans for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

10. Commitments and Contingencies

Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases as of August 31, 2018 were as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2019	$126,038
2020	97,789
2021	81,286
2022	66,400
2023	49,309
Thereafter	142,089

Total minimum lease payments	$562,911

Total operating lease expense was approximately $130.2 million, $117.2 million and $120.4 million for fiscal years 2018, 2017 and 2016, respectively.

Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Stockholders’ Equity

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Restricted stock and stock appreciation rights (“SARS”)	$84,082	$42,122	$52,459
Employee stock purchase plan	6,891	6,334	6,538
Other (1)	7,538	88	—

Total	$98,511	$48,544	$58,997

(1)	For the fiscal year ended August 31, 2018, represents a one-time cash-settled stock award that vested on November 30, 2017.

Equity Compensation Plan

The 2011 Stock Award and Incentive Plan (the “2011 Plan”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that may be subject to awards under the 2011 Plan is 23,300,000.

Upon adoption of the 2011 Plan, the 2002 Stock Incentive Plan (the “2002 Plan”) was terminated. For any outstanding awards granted under the 2002 Plan that expire, are canceled or forfeited after the termination of the 2002 Plan, the shares are available for issuance under the 2011 Plan.

Following is a reconciliation of the shares available to be issued under the 2011 Plan as of August 31, 2018:

Shares Available for Grant
Balance as of August 31, 2017	12,228,936
SARS canceled	35,439
Restricted stock awards forfeited, net of grants(1)	572,783

Balance as of August 31, 2018	12,837,158

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

Stock Appreciation Rights (“SARS”)

The following table summarizes SARS activity from August 31, 2017 through August 31, 2018:

	SARS Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding as of August 31, 2017	319,241	$3,651	$19.91	2.10
SARS canceled	(35,439)		$21.56
SARS exercised	(127,001)		$21.31

Outstanding and exercisable as of August 31, 2018	156,801	$1,748	$18.41	3.10

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

The following table summarizes restricted stock activity from August 31, 2017 through August 31, 2018:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of August 31, 2017	11,652,319	$22.00
Changes during the period
Shares granted(1)	2,751,300	$29.40
Shares vested	(2,727,229)	$22.95
Shares forfeited	(3,324,083)	$19.20

Outstanding as of August 31, 2018	8,352,307	$24.34

(1)

For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2018, the Company awarded approximately 1.4 million time-based restricted stock units, 0.4 million performance-based restricted stock units and 0.4 million market-based restricted stock units based on target performance criteria.

The following table represents the restricted stock and SARS stock-based compensation information for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Intrinsic value of SARS exercised	$909	$5,053	$506
Fair value of restricted stock vested	$62,592	$44,010	$34,857
Tax benefit (expense) for stock compensation expense(1)	$1,122	$560	$991
Unrecognized stock-based compensation expense — restricted stock	$41,940
Remaining weighted-average period for restricted stock expense	1.4 years

(1)	Classified as income tax expense within the Consolidated Statements of Operations.

Employee Stock Purchase Plan

The maximum aggregate number of shares that are available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 12,000,000.

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2018, 4,679,061 shares remained available for issue under the 2011 ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2018	2017	2016
Expected dividend yield	0.6%	0.8%	0.7%
Risk-free interest rate	1.4%	0.5%	0.3%
Expected volatility (1)	23.0%	33.0%	28.1%
Expected life	0.5 years	0.5 years	0.5 years

(1)	The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2018 and 2017:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017
	January 25, 2018	$0.08	$14,272	February 15, 2018	March 1, 2018
	April 19, 2018	$0.08	$13,991	May 15, 2018	June 1, 2018
	July 18, 2018	$0.08	$13,677	August 15, 2018	September 4, 2018
Fiscal Year 2017:	October 20, 2016	$0.08	$15,248	November 15, 2016	December 1, 2016
	January 26, 2017	$0.08	$15,051	February 15, 2017	March 1, 2017
	April 20, 2017	$0.08	$14,840	May 15, 2017	June 1, 2017
	July 20, 2017	$0.08	$14,698	August 15, 2017	September 1, 2017

Share Repurchases

During fiscal years 2017 and 2016, the Company’s Board of Directors authorized the repurchase of $450.0 million and $400.0 million, respectively, of the Company’s common stock under share repurchase programs, which were repurchased during fiscal years 2016, 2017 and 2018.

In June 2018, the Board authorized the repurchase of up to $350.0 million of the Company’s common stock (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program expires on August 31, 2019. As of August 31, 2018, no shares had yet been repurchased under this authorization and $350.0 million remains available under the 2018 Share Repurchase Program.

12. Concentration of Risk and Segment Data

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

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2018, the Company’s five largest customers accounted for approximately 48% of its net revenue and 80 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customer that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2018	2017	2016	2018		2017
Apple, Inc.(1)	28%	24%	24%		*		*

*	Amount was less than 10% of total.
(1)	Sales to this customer were reported in the DMS operating segment.

The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.

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

The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment is typically lower-margin but high volume business that is produced at a quicker rate (i.e. cycle time) and in higher quantities and includes customers primarily in the automotive and transportation, capital equipment, computing and storage, defense and aerospace, digital home, industrial and energy, networking and telecommunications, point of sale and printing industries.

The DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. The DMS segment is typically higher-margin business and includes customers primarily in the consumer wearables, healthcare, mobility and packaging industries.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition and integration costs, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests.

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

The following tables set forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
Net revenue
EMS	$12,268,600	$11,077,622	$11,029,132
DMS	9,826,816	7,985,499	7,323,954

	$22,095,416	$19,063,121	$18,353,086

	Fiscal Year Ended August 31,
	2018	2017	2016
Segment income and reconciliation of income before tax
EMS	$451,149	$436,110	$373,732
DMS	316,998	230,893	256,588

Total segment income	$768,147	$667,003	$630,320
Reconciling items:
Amortization of intangibles	(38,490)	(35,524)	(37,121)
Stock-based compensation expense and related charges	(98,511)	(48,544)	(58,997)
Restructuring and related charges	(36,902)	(160,395)	(11,369)
Acquisition and integration costs	(8,082)	—	—
Distressed customer charges	(32,710)	(10,198)	—
Business interruption and impairment charges, net (1)	(11,299)	—	—
Loss on disposal of subsidiaries	—	(2,112)	—
Other expense	(37,563)	(28,448)	(8,380)
Interest income	17,813	12,525	9,128
Interest expense	(149,002)	(138,074)	(136,536)

Income before income tax	$373,401	$256,233	$387,045

(1)

Charges, net of insurance proceeds of $24.9 million, for the fiscal year ended August 31, 2018 relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico, which is classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.

	August 31, 2018	August 31, 2017
Total assets
EMS	$3,456,866	$2,778,820
DMS	5,378,436	5,290,468
Other non-allocated assets	3,210,339	3,026,707

	$12,045,641	$11,095,995

The Company operates in 29 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2018	2017	2016
External net revenue:
Singapore	$7,193,414	$5,585,837	$4,983,711
China	4,585,355	4,012,950	3,873,212
Mexico	3,533,437	3,207,059	3,043,609
Malaysia	1,389,851	1,119,384	1,113,456
Hungary	897,033	944,448	1,130,466
Other	2,651,632	2,547,750	2,499,241

Foreign source revenue	20,250,722	17,417,428	16,643,695

U.S.	1,844,694	1,645,693	1,709,391

Total	$22,095,416	$19,063,121	$18,353,086

	August 31,
	2018	2017
Long-lived assets:
China	$1,770,732	$1,922,676
Singapore	191,506	204,181
Mexico	256,086	196,218
Taiwan	130,062	136,685
Malaysia	113,011	74,341
Hungary	91,063	89,814
Spain	79,991	83,064
Poland	60,847	55,617
Other	334,466	343,473

Long-lived assets related to foreign operations	3,027,764	3,106,069

U.S.	1,077,128	1,015,389

Total	$4,104,892	$4,121,458

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $293.4 million and $314.6 million as of August 31, 2018 and 2017, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 3, 2018 and May 31, 2019.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of August 31, 2018 and 2017, was $3.4 billion and $2.1 billion, respectively.

The following table presents the fair values of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes as of August 31, 2018 and 2017 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of August 31, 2018(1)	Fair Value as of August 31, 2017(1)	Balance Sheet Location	Fair Value as of August 31, 2018(1)	Fair Value as of August 31, 2017(1)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$225	$8,380	Accrued expenses	$13,364	$1,408
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$10,125	$31,280	Accrued expenses	$46,171	$9,131

(1)	Classified as Level 2 in the fair-value hierarchy.

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue, selling, general and administrative expense, which are the same line items in which the hedged items are recorded.

During the fiscal year ended August 31, 2018, the Company recognized $29.6 million in foreign currency losses, which was offset by $48.7 million of gains from related forward contracts. Both the foreign currency losses and gains from forward contracts were recognized in cost of revenue. For the fiscal years ended August 31, 2017 and 2016, the amounts were immaterial and were recognized as components of cost of revenue.

Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

During the fourth quarter of fiscal year 2018, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the 2018 Term Loan Facility. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the three-month LIBOR. The interest rate swaps have an aggregate notional amount of $350.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on August 24, 2018 and are scheduled to expire on August 24, 2020. The contracts will be settled with the respective counterparties on a net basis at each settlement date.

During the fourth quarter of fiscal year 2016, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the 2017 Term Loan Facility. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on September 30, 2016 and are scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date.

During the fourth quarter of fiscal year 2016, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance (the 3.950% Senior Notes). The swaps were accounted for as a cash flow hedge and had a notional amount of $200.0 million. Concurrently with the pricing of the 3.950% Senior Notes in the second quarter of fiscal year 2018, the Company settled the swaps. The fair value of the cash received for the swaps at settlement was $17.2 million. The effective portion of the swaps is recorded in the Company’s Consolidated Balance Sheets as a component of AOCI and is amortized as a reduction to interest expense in the Company’s Consolidated Statement of Operations through January 2028. The effective portions of the swaps amortized as a reduction to interest expense during the fiscal year ended August 31, 2018 was not material.

14. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Fiscal Year Ended August 31,
	2018(2)	2017(2)	2016(3)
Employee severance and benefit costs	$16,269	$56,834	$8,845
Lease costs	1,596	3,966	(43)
Asset write-off costs	16,264	94,346	1,170
Other related costs	2,773	5,249	1,397

Total restructuring and related charges(1)	$36,902	$160,395	$11,369

(1)

Includes $16.3 million, $51.3 million and $10.7 million recorded in the EMS segment, $16.6 million, $82.4 million and $0.8 million recorded in the DMS segment and $4.0 million, $26.7 million and $(0.1) million of non-allocated charges for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. Except for asset write-off costs, all restructuring and related charges are cash settled.

(2)	Primarily relates to the 2017 Restructuring Plan.
(3)	Costs relate to the 2013 Restructuring Plan, which was substantially complete in fiscal year 2017.

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

Upon completion of the 2017 Restructuring Plan, the Company expects to recognize approximately $195.0 million in restructuring and other related costs. The Company has incurred $186.4 million of costs-to-date as of August 31, 2018. The remaining costs for employee severance and benefit costs, asset write-off costs and other related costs are anticipated to be incurred through the first half of fiscal year 2019.

The table below sets forth the cumulative restructuring and related charges incurred through August 31, 2018 for the 2017 Restructuring Plan (in thousands):

2017 Restructuring Plan(1)
Employee severance and benefit costs	$64,420
Lease costs	5,562
Asset write-off costs	110,540
Other related costs	5,892

Total restructuring and related charges	$186,414

(1)	Includes $56.8 million allocated to the EMS segment, $99.0 million allocated to the DMS segment and $30.6 million of unallocated costs.

The tables below summarize the Company’s liability activity, primarily associated with the 2017 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2016(1)	$17,266	$21	$—	$740	$18,027
Restructuring related charges	56,834	3,966	94,346	5,249	160,395
Asset write-off charge and other non-cash activity	1,319	59	(94,346)	65	(92,903)
Cash payments	(41,839)	(2,381)	—	(2,911)	(47,131)

Balance as of August 31, 2017(2)	33,580	1,665	—	3,143	38,388
Restructuring related charges	16,269	1,596	16,264	2,773	36,902
Asset write-off charge and other non-cash activity	(127)	525	(16,264)	25	(15,841)
Cash payments	(31,591)	(1,102)	—	(5,419)	(38,112)

Balance as of August 31, 2018(2)	$18,131	$2,684	$—	$522	$21,337

(1)	Relates only to the 2013 Restructuring Plan.
(2)	Primarily relates to the 2017 Restructuring Plan.

15. Business Acquisitions

Fiscal year 2018

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

Binding offer

On July 18, 2018, the Company submitted a binding offer to form a strategic collaboration with Johnson & Johnson Medical Devices Companies that will significantly expand the Company’s medical device manufacturing portfolio, diversification and capabilities in the DMS segment. The offer has been accepted with respect to the North American sites and is pending applicable consultative processes for sites in Switzerland and Germany. Completion of this transaction, which is subject to regulatory clearance and customary closing conditions, is expected to occur during fiscal years 2019 and 2020.

Fiscal year 2017

Acquisitions

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

Acquisitions

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

The new standard will also impact the Company’s accounting for certain fulfillment costs, which include up-front costs to prepare for manufacturing activities that are expected to be recovered. Under the current accounting standard these costs are typically expensed as incurred. Under the new standard, such up-front costs would be recognized as an asset and amortized on a systematic basis consistent with the pattern of the transfer of the goods to which the asset relates.

The Company currently recognizes the majority of its revenue from contracts with customers at a point in time, which is generally when the goods are shipped to or received by the customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and collectability is reasonable assured (net of estimated returns). Under the new accounting guidance, the Company will recognize revenue over time as manufacturing services are completed for the majority of its contracts with customers which will result in revenue being recognized earlier than under the historical guidance. Revenue for all other contracts with customers will be recognized at a point in time, upon transfer of control of the product to the customer, which is effectively no change to the Company’s historical current accounting.

The Company will adopt the new guidance under the modified retrospective approach with a cumulative adjustment increasing the opening balance of retained earnings by $30.0 million to $60.0 million, net of tax. Prior periods will not be retrospectively adjusted.

While the Company is substantially complete with the process of quantifying the impacts that will result from applying the new guidance, its assessment will be finalized during the first quarter of fiscal year 2019. The Company has substantially completed the implementation of changes to its processes, policies and internal controls to meet the impact of the new standard and disclosure requirements.

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

During fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the Consolidated Balance Sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and the standard must be adopted using a modified retrospective approach. In preparation for the adoption, the Company is implementing a new lease accounting system. The adoption of this standard will impact the Company’s Consolidated Balance Sheet. The Company is currently evaluating practical expedients and accounting policy elections, and assessing overall impacts this new standard will have on its Consolidated Financial Statements.

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

During the second quarter of fiscal year 2018, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has applied SAB 118, recorded a provisional estimate related to certain effects of the Tax Act, and provided required disclosures in Note 4 – “Income Taxes.”

During the second quarter of fiscal year 2018, the FASB issued a new accounting standard which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

During the fourth quarter of fiscal year 2018, the FASB issued a new accounting standard which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

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
Mark T. Mondello
Chief Executive Officer

Date: October 19, 2018

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark T. Mondello and Michael Dastoor and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	Chairman of the Board of Directors	October 19, 2018

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 19, 2018

By:	/s/ MARK T. MONDELLO Mark T. Mondello	Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2018

By:	/s/ MICHAEL DASTOOR Michael Dastoor	Chief Financial Officer (Principal Financial and Accounting Officer)	October 19, 2018

By:	/s/ ANOUSHEH ANSARI Anousheh Ansari	Director	October 19, 2018

By:	/s/ MARTHA F. BROOKS Martha F. Brooks	Director	October 19, 2018

By:	/s/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Director	October 19, 2018

By:	/s/ JOHN C. PLANT John C. Plant	Director	October 19, 2018

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 19, 2018

By:	/s/ DAVID M. STOUT David M. Stout	Director	October 19, 2018

SCHEDULE II

JABIL INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2018	$14,134	$12,545	$—	$(11,498)	$15,181

Fiscal year ended August 31, 2017	$11,094	$6,255	$—	$(3,215)	$14,134

Fiscal year ended August 31, 2016	$11,663	$292	$—	$(861)	$11,094

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2018	$46,013	$35,538	$—	$(20,611)	$60,940

Fiscal year ended August 31, 2017	$32,221	$46,030	$—	$(32,238)	$46,013

Fiscal year ended August 31, 2016	$43,477	$12,145	$—	$(23,401)	$32,221

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions/ (Reductions) Charged to Other Accounts(2)	Reductions Charged to Costs and Expenses(3)	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2018	$285,559	$18,418	$(886)	$(79,604)	$223,487

Fiscal year ended August 31, 2017	$344,828	$65,300	$(97,203)	$(27,366)	$285,559

Fiscal year ended August 31, 2016	$304,820	$23,891	$28,238	$(12,121)	$344,828

(1)

During the fiscal years ended August 31, 2018, 2017 and 2016, the additions charged to costs and expenses primarily relate to the increase of deferred tax assets for sites with existing valuation allowances.

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

(3)

During the fiscal year ended August 31, 2018, the reductions charged to costs and expenses primarily relate to the decrease of U.S. net operating loss carry forwards and tax credits due to utilization against the one-time transition tax as a result of the Tax Act. During the fiscal year ended August 31, 2017, the reductions charged to costs and expenses primarily relate to the release of certain non-U.S. valuation allowances.

See accompanying report of independent registered public accounting firm.