Form 10-Q
period 2018-11-30
JABIL INC
filed 2019-01-09
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 3, 2019, there were 154,715,128 shares of the registrant’s Common Stock outstanding.

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30, 2018 (Unaudited)	August 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$804,409	$1,257,949
Accounts receivable, net of allowance for doubtful accounts of $14,401 as of November 30, 2018 and $15,181 as of August 31, 2018	2,777,601	1,693,268
Contract assets	761,405	—
Inventories, net	3,214,513	3,457,706
Prepaid expenses and other current assets	662,811	1,141,000

Total current assets	8,220,739	7,549,923
Property, plant and equipment, net of accumulated depreciation of $3,761,554 as of November 30, 2018 and $3,646,945 as of August 31, 2018	3,271,559	3,198,016
Goodwill	625,431	627,745
Intangible assets, net of accumulated amortization of $314,219 as of November 30, 2018 and $307,178 as of August 31, 2018	270,684	279,131
Deferred income taxes	216,209	218,252
Other assets	173,715	172,574

Total assets	$12,778,337	$12,045,641

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$25,193	$25,197
Accounts payable	5,458,398	4,942,932
Accrued expenses	2,551,720	2,262,744

Total current liabilities	8,035,311	7,230,873
Notes payable and long-term debt, less current installments	2,487,912	2,493,502
Other liabilities	96,317	94,617
Income tax liabilities	136,480	148,884
Deferred income taxes	116,804	114,385

Total liabilities	10,872,824	10,082,261

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 258,816,662 and 257,130,145 shares issued and 157,986,896 and 164,588,172 shares outstanding as of November 30, 2018 and August 31, 2018, respectively	259	257
Additional paid-in capital	2,235,827	2,218,673
Retained earnings	1,911,451	1,760,097
Accumulated other comprehensive loss	(31,948)	(19,399)
Treasury stock at cost, 100,829,766 and 92,541,973 shares as of November 30, 2018 and August 31, 2018, respectively	(2,223,673)	(2,009,371)

Total Jabil Inc. stockholders’ equity	1,891,916	1,950,257
Noncontrolling interests	13,597	13,123

Total equity	1,905,513	1,963,380

Total liabilities and equity	$12,778,337	$12,045,641

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2018	November 30, 2017
Net revenue	$6,506,275	$5,585,532
Cost of revenue	5,986,625	5,116,247

Gross profit	519,650	469,285
Operating expenses:
Selling, general and administrative	278,126	293,055
Research and development	11,143	9,109
Amortization of intangibles	7,646	9,979
Restructuring and related charges	6,025	11,388

Operating income	216,710	145,754
Other expense	13,550	5,882
Interest income	(4,379)	(3,813)
Interest expense	42,652	36,246

Income before income tax	164,887	107,439
Income tax expense	40,813	43,520

Net income	124,074	63,919
Net income attributable to noncontrolling interests, net of tax	474	124

Net income attributable to Jabil Inc.	$123,600	$63,795

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.77	$0.36

Diluted	$0.76	$0.35

Weighted average shares outstanding:
Basic	161,557	176,936

Diluted	163,670	180,203

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2018	November 30, 2017
Net income	$124,074	$63,919
Other comprehensive income (loss):
Foreign currency translation adjustment	377	(3,801)
Derivative instruments	(4,284)	2,553
Available for sale securities	(8,745)	(1,465)
Actuarial gain (loss)	103	(423)

Total other comprehensive loss	(12,549)	(3,136)

Comprehensive income	$111,525	$60,783
Comprehensive income attributable to noncontrolling interests	474	124

Comprehensive income attributable to Jabil Inc.	$111,051	$60,659

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Inc. Stockholders’ Equity
	Common Stock				Accumulated Other Comprehensive (Loss) Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total Equity
Balance as of August 31, 2018	164,588,172	$257	$2,218,673	$1,760,097	$(19,399)	$(2,009,371)	$13,123	$1,963,380
Shares issued under employee stock purchase plan	354	—	8	—	—	—	—	8
Vesting of restricted stock awards	1,686,163	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(407,447)	—	—	—	—	(9,715)	—	(9,715)
Treasury shares purchased	(7,880,346)	—	—	—	—	(204,587)	—	(204,587)
Recognition of stock-based compensation	—	—	17,148	—	—	—	—	17,148
Declared dividends	—	—	—	(13,101)	—	—	—	(13,101)
Cumulative effect adjustment for adoption of new accounting standards	—	—	—	40,855		—	—	40,855
Comprehensive income	—	—	—	123,600	(12,549)	—	474	111,525

Balance as of November 30, 2018	157,986,896	$259	$2,235,827	$1,911,451	$(31,948)	$(2,223,673)	$13,597	$1,905,513

	Jabil Inc. Stockholders’ Equity
	Common Stock				Accumulated Other Comprehensive Income
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings		Treasury Stock	Noncontrolling Interests	Total Equity
Balance as of August 31, 2017	177,727,653	$253	$2,104,203	$1,730,893	$54,620	$(1,536,455)	$14,830	$2,368,344
Shares issued upon exercise of stock options	29,534	—	—	—	—	—	—	—
Vesting of restricted stock awards	2,474,125	3	(3)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(724,323)	—	—	—	—	(20,745)	—	(20,745)
Treasury shares purchased	(3,201,329)	—	—	—	—	(93,309)	—	(93,309)
Recognition of stock-based compensation	—	—	44,973	—	—	—	—	44,973
Declared dividends	—	—	—	(15,353)	—	—	—	(15,353)
Comprehensive income	—	—	—	63,795	(3,136)	—	124	60,783
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(1)	(1)

Balance as of November 30, 2017	176,305,660	$256	$2,149,173	$1,779,335	$51,484	$(1,650,509)	$14,953	$2,344,692

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2018	November 30, 2017
Cash flows provided by (used in) operating activities:
Net income	$124,074	$63,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	188,836	194,633
Restructuring and related charges	184	6,812
Recognition of stock-based compensation expense and related charges	17,249	44,974
Deferred income taxes	4,371	(11,507)
Other, net	44,282	3,812
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(600,630)	(872,907)
Contract assets	(761,910)	—
Inventories	242,506	(320,814)
Prepaid expenses and other current assets	(103,040)	(99,635)
Other assets	(2,528)	(13,549)
Accounts payable, accrued expenses and other liabilities	754,913	354,617

Net cash used in operating activities	(91,693)	(649,645)

Cash flows provided by (used in) investing activities:
Acquisition of property, plant and equipment	(231,513)	(218,617)
Proceeds and advances from sale of property, plant and equipment	10,227	20,330
Cash paid for business and intangible asset acquisitions, net of cash	—	(95,858)
Cash receipts on sold receivables	96,846	596,058
Other, net	(6,812)	(1,067)

Net cash (used in) provided by investing activities	(131,252)	300,846

Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	3,071,559	1,792,000
Payments toward debt agreements	(3,078,197)	(1,748,599)
Payments to acquire treasury stock	(204,587)	(93,309)
Dividends paid to stockholders	(14,528)	(16,231)
Treasury stock minimum tax withholding related to vesting of restricted stock	(9,715)	(20,745)
Other, net	8	(3,912)

Net cash used in financing activities	(235,460)	(90,796)

Effect of exchange rate changes on cash and cash equivalents	4,865	(4,066)

Net decrease in cash and cash equivalents	(453,540)	(443,661)
Cash and cash equivalents at beginning of period	1,257,949	1,189,919

Cash and cash equivalents at end of period	$804,409	$746,258

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Jabil Inc. (the “Company”) has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of the Company for the fiscal year ended August 31, 2018. Results for the three months ended November 30, 2018 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2019.

2. Earnings Per Share and Dividends

Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. The difference between the weighted average number of basic shares outstanding and the weighted average number of diluted shares outstanding is primarily due to dilutive unvested restricted stock awards and dilutive stock appreciation rights.

Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock awards are considered dilutive when the related performance criteria have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common stock are antidilutive in periods of net loss. Potential shares of common stock not included in the computation of earnings per share because their effect would have been antidilutive or because the performance criterion was not met were as follows (in thousands):

	Three months ended
	November 30, 2018	November 30, 2017
Restricted stock awards	2,157	2,549

Dividends

The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2018 and 2017 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017

3. Inventories

Inventories consist of the following (in thousands):

	November 30, 2018	August 31, 2018
Raw materials	$2,293,803	$2,070,569
Work in process	502,723	788,742
Finished goods	492,172	659,335
Reserve for excess and obsolete inventory	(74,185)	(60,940)

Inventories, net	$3,214,513	$3,457,706

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	November 30, 2018	August 31, 2018
Contract liabilities	$709,258	$—
Deferred income	—	691,365
Accrued compensation and employee benefits	585,585	570,400
Other accrued expenses	1,256,877	1,000,979

Accrued expenses	$2,551,720	$2,262,744

5. Stock-Based Compensation and Share Repurchases

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended
	November 30, 2018	November 30, 2017
Restricted stock and stock appreciation rights	$15,051	$43,507
Employee stock purchase plan	2,198	1,700
Other(1)	—	7,538

Total	$17,249	$52,745

(1)	Represents a one-time cash-settled stock award that vested on November 30, 2017.

As of November 30, 2018, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 11,936,088.

Restricted Stock Awards

Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards. The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the three months ended November 30, 2018 and 2017, the Company awarded approximately 1.5 million and 1.3 million time-based restricted stock units, respectively, 0.4 million and 0.4 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based stock units, respectively.

The following represents the stock-based compensation information for the period indicated (in thousands):

Three months ended November 30, 2018
Unrecognized stock-based compensation expense—restricted stock	$78,158
Remaining weighted-average period for restricted stock expense	1.5 years

Share Repurchases

In June 2018, the Company’s Board of Directors authorized the repurchase of up to $350.0 million of the Company’s common stock (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program expires August 31, 2019. As of November 30, 2018, 7.9 million shares had been repurchased for $204.5 million and $145.5 million remains available under the 2018 Share Repurchase Program.

6. Concentration of Risk and Segment Data

Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2018, the Company’s five largest customers accounted for approximately 48% of its net revenue and 75 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30, 2018	November 30, 2017
Net revenue
EMS	$3,503,103	$2,862,060
DMS	3,003,172	2,723,472

	$6,506,275	$5,585,532

Segment income and reconciliation of income before income tax
EMS	$84,095	$85,710
DMS	169,565	141,510

Total segment income	$253,660	$227,220
Reconciling items:
Amortization of intangibles	(7,646)	(9,979)
Stock-based compensation expense and related charges	(17,249)	(52,745)
Restructuring and related charges	(6,025)	(11,388)
Acquisition and integration charges	(8,890)	—
Business interruption and impairment charges, net(1)	2,860	(7,354)
Other expense	(13,550)	(5,882)
Interest income	4,379	3,813
Interest expense	(42,652)	(36,246)

Income before income tax	$164,887	$107,439

(1)

Charges, net of insurance proceeds of $2.9 million and $10.3 million, for the three months ended November 30, 2018 and 2017, respectively, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

As of November 30, 2018, the Company operated in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale.

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2018	November 30, 2017
Foreign source revenue	92.7%	92.3%

7. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding as of November 30, 2018 and August 31, 2018 are summarized below (in thousands):

	Maturity Date	November 30, 2018	August 31, 2018
5.625% Senior Notes	Dec 15, 2020	$398,218	$397,995
4.700% Senior Notes	Sep 15, 2022	497,514	497,350
4.900% Senior Notes	Jul 14, 2023	298,875	298,814
3.950% Senior Notes	Jan 12, 2028	494,362	494,208
Borrowings under credit facilities(1)	Nov 8, 2022 and Aug 24, 2020	—	—
Borrowings under loans	Nov 8, 2022 and Aug 24, 2020	824,136	830,332

Total notes payable and long-term debt		2,513,105	2,518,699
Less current installments of notes payable and long-term debt		25,193	25,197

Notes payable and long-term debt, less current installments		$2,487,912	$2,493,502

(1)	As of November 30, 2018, the Company has $2.3 billion in available unused borrowing capacity under its revolving credit facilities.

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of November 30, 2018 and August 31, 2018, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 5.625%, 4.700% and 3.950% Senior Notes, were approximately $410.2 million, $503.7 million and $449.5 million, respectively, as of November 30, 2018. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% Senior Notes, was approximately $299.0 million, as of November 30, 2018. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximate fair value as interest rates on these instruments approximate current market rates.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under a foreign asset-backed securitization program, a North American asset-back securitization program and nine uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2018 and 2017 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The adoption of ASU 2016-15 described in Note 14, New Accounting Guidance, resulted in a reclassification of cash flows from operating activities to investing activities in the Company’s Condensed Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable on asset-backed securitization transactions. In addition, the beneficial interest of $162.2 million and $747.3 million for the three months ended November 30, 2018 and 2017, respectively, obtained in exchange for securitized receivables are reported as non-cash investing activities.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its foreign asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution on a monthly basis. Effective October 1, 2018, the foreign asset-backed securitization program terms were amended and the program was extended to September 30, 2021. In connection with this amendment, there is no longer a deferred purchase price receivable for the foreign asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold.

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. The previously sold trade accounts receivable were recorded at fair market value. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected.

The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Condensed Consolidated Financial Statements.

The North American asset-backed securitization program was terminated on October 9, 2018 and as of this date approximately $500.0 million of accounts receivable sold under the program was exchanged for the outstanding deferred purchase price receivable of $300.0 million and $200.0 million of cash. The previously sold trade accounts receivable were recorded at fair market value.

On November 27, 2018, the Company entered into a new North American asset-backed securitization program. The Company continuously sells designated pools of trade accounts receivable under its new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, certain receivables are pledged as collateral to the unaffiliated financial institution.

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2018 (4)	November 30, 2017
Trade accounts receivable sold	$750	$2,392
Cash proceeds received(1)	$744	$1,628
Pre-tax losses on sale of receivables(2)	$6	$4
Deferred purchase price receivables as of November 30(3)	$—	$760

(1)	For the three months ended November 30, 2018 and 2017, the amount represented proceeds from collections reinvested in revolving-period transfers.

(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.
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

(4)

Excludes $650.3 million of trade accounts receivable sold, $488.1 million of cash and $13.9 million of net cash received prior to the amendment of the foreign asset-backed securitization program and under the previous North American asset-backed securitization program.

The asset-backed securitization programs require compliance with several covenants. The North American asset-based securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of November 30, 2018 and August 31, 2018, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

The following is a summary of the nine trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$875.0		Uncommitted	August 31, 2022(2)(3)
B	$150.0		Uncommitted	November 30, 2019(4)
C	800.0	CNY	Uncommitted	February 13, 2019
D	$100.0		Uncommitted	May 4, 2023(5)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2019(6)
G	$50.0		Uncommitted	February 23, 2023(3)
H	$100.0		Uncommitted	August 10, 2019(7)
I	$100.0		Uncommitted	July 21, 2019(8)

(1)	Maximum amount available at any one time.
(2)	The maximum amount under the program will reduce to $650.0 million on February 1, 2019.
(3)	Any party may elect to terminate the agreement upon 15 days prior notice.
(4)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(5)	Any party may elect to terminate the agreement upon 30 days prior notice.
(6)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2018	November 30, 2017
Trade accounts receivable sold	$1,834	$1,095
Cash proceeds received	$1,826	$1,092
Pre-tax losses on sale of receivables(1)	$8	$3

(1)	Recorded to other expense within the Condensed Consolidated Statement of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated (in thousands):

	Foreign Currency Translation Adjustment		Derivative Instruments		Actuarial (Loss) Gain		Prior Service Cost	Available for Sale Securities		Total
Balance as of August 31, 2017	$57,582		$29,967		$(33,215)		$889	$(603)		$54,620
Other comprehensive (loss) income before reclassifications	(3,801)		7,744	(1)	(423)		—	(1,465)		2,055
Amounts reclassified from AOCI	—		(5,191	)(2)	—		—	—		(5,191)

Other comprehensive (loss) income	(3,801	)(4)	2,553	(2)	(423	)(4)	—	(1,465	)(4)	(3,136)

Balance as of November 30, 2017	$53,781		$32,520		$(33,638)		$889	$(2,068)		$51,484

	Foreign Currency Translation Adjustment		Derivative Instruments		Actuarial (Loss) Gain		Prior Service Cost	Available for Sale Securities		Total
Balance as of August 31, 2018	$7,431		$8,116		$(25,021)		$(643)	$(9,282)		(19,399)
Other comprehensive income (loss) before reclassifications	377		(18,469	)(1)	103		—	(8,745)		(26,734)
Amounts reclassified from AOCI	—		14,185	(3)	—		—	—		14,185

Other comprehensive income (loss) (4)	377		(4,284)		103		—	(8,745)		(12,549)

Balance as of November 30, 2018	$7,808		$3,832		$(24,918)		$(643)	$(18,027)		$(31,948)

(1)	Represents changes in fair value of derivative instruments.
(2)

Represents reclassifications of net (gains) losses realized and included in net income related to derivative instruments. During the three months ended November 30, 2017, $3.5 million was classified into net income as a reduction of income tax expense related to derivative instruments. The remaining amount for the three months ended November 30, 2017 was primarily classified as a component of cost of revenue.

(3)

Represents reclassifications of net (gains) losses realized and included in net income related to derivative instruments. The amount for the three months ended November 30, 2018 was primarily classified as a component of cost of revenue. The Company expects to reclassify $9.2 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.

(4)	Amounts are net of tax, which is immaterial.

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

The Company disagrees with and intends to contest the proposed income tax payments assessed. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there can be no assurance that management’s beliefs will be realized.

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $451.3 million and $293.4 million as of November 30, 2018 and August 31, 2018, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 3, 2018 and August 31, 2019.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of November 30, 2018 and August 31, 2018, was $3.8 billion and $3.4 billion, respectively.

The following table presents the fair values of the Company’s derivative instruments recorded in the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes as of November 30, 2018 and August 31, 2018 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of November 30, 2018(1)	Fair Value as of August 31, 2018(1)	Balance Sheet Location	Fair Value as of November 30, 2018(1)	Fair Value as of August 31, 2018(1)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$915	$225	Accrued expenses	$12,922	$13,364
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,364	$10,125	Accrued expenses	$23,948	$46,171

(1)	Classified as Level 2 in the fair-value hierarchy.

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

During the three months ended November 30, 2018, the Company recognized $21.9 million in foreign currency gains, which were offset by $38.6 million of losses from related forward contracts. Both the foreign currency losses and gains from forward contracts were recognized in cost of revenue. For the three months ended November 30, 2017, the amounts were immaterial and were recognized as components of cost of revenue.

Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

During the first quarter of fiscal year 2019, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The forward starting swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward starting swaps are scheduled to expire on December 15, 2020. If the anticipated debt issuance occurs before December 15, 2020, the contracts will be terminated simultaneously with the debt issuance. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward starting swap transactions are recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI.

During the first quarter of fiscal year 2019, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the $500.0 million Term Loan Facility which expires on November 8, 2022 (the “2017 Term Loan Facility”). In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on October 11, 2018 and are scheduled to expire on August 31, 2020. The contracts will be settled with the respective counterparties on a net basis at each settlement date.

During fiscal year 2018, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the $350.0 million Term Loan Facility which expires on August 24, 2020 (the “2018 Term Loan Facility”). In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the three-month LIBOR. The interest rate swaps have an aggregate notional amount of $350.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on August 24, 2018 and are scheduled to expire on August 24, 2020. The contracts will be settled with the respective counterparties on a net basis at each settlement date.

During fiscal year 2016, the Company entered into interest rate swap transactions to hedge the variable interest rate payments for the 2017 Term Loan Facility. In connection with this transaction, the Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR. The interest rate swaps have an aggregate notional amount of $200.0 million and have been designated as hedging instruments and accounted for as cash flow hedges. The interest rate swaps were effective on September 30, 2016 and are scheduled to expire on June 30, 2019. The contracts will be settled with the respective counterparties on a net basis at each settlement date.

During fiscal year 2016, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance (the 3.950% Senior Notes). The swaps were accounted for as a cash flow hedge and had a notional amount of $200.0 million. Concurrently with the pricing of the 3.950% Senior Notes in the second quarter of fiscal year 2018, the Company settled the swaps. The fair value of the cash received for the swaps at settlement was $17.2 million. The effective portion of the swaps is recorded in the Company’s Consolidated Balance Sheets as a component of AOCI and is amortized as a reduction to interest expense in the Company’s Consolidated Statements of Operations through January 2028.

12. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended
	November 30, 2018	November 30, 2017
Employee severance and benefit costs	$5,179	$3,977
Lease costs	9	—
Asset write-off costs	184	6,812
Other related costs	653	599

Total restructuring and related charges(1)	$6,025	$11,388

(1)

Includes $4.4 million and $5.9 million recorded in the EMS segment, $1.6 million and $4.6 million recorded to the DMS segment and $0.0 million and $0.9 million of non-allocated charges for the three months ended November 30, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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

Upon completion of the 2017 Restructuring Plan, the Company expects to recognize approximately $195.0 million in restructuring and other related costs. The Company has incurred $188.4 million in costs-to-date as of November 30, 2018. The remaining costs for employee severance and benefit costs, asset write-off costs and other related costs are anticipated to be incurred through the first half of fiscal year 2019.

The tables below summarize the Company’s liability activity, primarily associated with the 2017 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2018	$18,131	$2,684	$—	$522	$21,337
Restructuring related charges	5,179	9	184	653	6,025
Asset write-off charge and other non-cash activity	(270)	—	(184)	(8)	(462)
Cash payments	(10,049)	(157)	—	(770)	(10,976)

Balance as of November 30, 2018	$12,991	$2,536	$—	$397	$15,924

13. Business Acquisitions

Fiscal year 2018

Binding offer

On December 12, 2018, the Company’s binding offer submitted on July 18, 2018 to form a strategic collaboration with Johnson & Johnson Medical Devices Companies, was accepted. This collaboration will significantly expand the Company’s medical device manufacturing portfolio, diversification and capabilities in the DMS segment. Completion of this transaction, which is subject to regulatory clearance and customary closing conditions, is expected to occur during fiscal years 2019 and 2020.

Fiscal year 2017

Acquisition

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

14. New Accounting Guidance

Recently Adopted Accounting Guidance

During fiscal year 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard, which is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard became effective for the Company in the first quarter of fiscal year 2019. The Company implemented changes to its processes, policies and internal controls to meet the impact of the new standard and disclosure requirements. Refer to Note 16 – “Revenue” to the Condensed Consolidated Financial Statements for further details.

During fiscal year 2016, the FASB issued a new accounting standard to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance became effective for the Company in the first quarter of fiscal year 2019, and was applied prospectively by means of a cumulative-effect adjustment to the Consolidated Balance Sheet as of September 1, 2018 to equity investments that existed as of the date of adoption of the standard. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements; however, the impact on future periods will depend on the facts and circumstances of future transactions.

During fiscal year 2016, the FASB issued a new accounting standard to address the presentation of certain transactions within the statement of cash flows with the objective of reducing the existing diversity in practice. This standard was adopted on September 1, 2018 on a retrospective basis and resulted in a reclassification of cash flows from operating activities to investing activities in the Company’s Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable on asset-backed securitization transactions. The increase in cash flow from investing activities and the corresponding decrease to cash flow from operating activities upon adoption of the standard was $96.8 million and $596.1 million for the three months ended November 30, 2018 and 2017, respectively.

During fiscal year 2017, the FASB issued a new accounting standard to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard eliminates the exception for an intra-entity transfer of an asset other than inventory and requires an entity to recognize the income tax consequences when the transfer occurs. This guidance became effective for the Company beginning in the first quarter of fiscal year 2019. This guidance was adopted on a modified retrospective basis and an immaterial cumulative-effect adjustment was recorded, which reduced retained earnings as of September 1, 2018.

During fiscal year 2017, the FASB issued a new accounting standard which clarifies the scope of accounting for asset derecognition and adds further guidance for recognizing gains and losses from the transfer of non-financial assets in contracts with non-customers. This guidance became effective for the Company beginning in the first quarter of fiscal year 2019 coincident with the new revenue recognition guidance. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements; however, the impact on future periods will depend on the facts and circumstances of future transactions.

During fiscal year 2017, the FASB issued a new accounting standard to improve the presentation of net periodic pension benefit cost. The Company adopted the standard on September 1, 2018 on a retrospective basis which results in reclassifications for the service cost component of net periodic benefit cost from selling, general and administrative expense to cost of revenue and for the other components from selling, general and administrative expense to other expense. Prior periods have not been reclassified due to immateriality.

During the second quarter of fiscal year 2018, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has applied SAB 118 and provided required disclosures in Note 15 - “Income Taxes.”

Recently Issued Accounting Guidance

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

During fiscal year 2018, the FASB issued a new accounting standard which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

During fiscal year 2018, the FASB issued a new accounting standard which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021, with early adoption permitted. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

15. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the corporate tax rate, limited or eliminated certain tax deductions, and changed the taxation of foreign earnings of U.S. multinational companies. The enacted changes include a mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries and will effectively tax such income at reduced tax rates (“transition tax”). During fiscal year 2018, the Company made reasonable estimates related to certain impacts of the Tax Act and, in accordance with SAB 118, recorded a net provisional income tax expense of $142.3 million for the fiscal year ended August 31, 2018. This net provisional expense was mainly comprised of $65.9 million related to the one-time transition tax inclusive of unrecognized tax benefits, $(10.5) million related to the re-measurement of the Company’s U.S. deferred tax attributes, and $85.0 million related to the foreign tax impact of a change in indefinite reinvestment assertion on certain earnings from the Company’s foreign subsidiaries.

During the first quarter of 2019, the Company recorded an income tax benefit of $13.3 million, inclusive of unrecognized tax benefits, associated with the Tax Act. The income tax benefit was mainly related to the one-time transition tax to adjust the amount previously recorded during the fiscal year ended August 31, 2018. The adjustment to the one-time transition tax for the three months ended November 30, 2018 was primarily related to further analysis of the Company’s utilization of foreign tax credits and applicable limitations. The calculation of the one-time transition tax is based upon estimates of post-1986 earnings and profits, applicable foreign tax credits and relevant limitations, utilization of U.S. federal net operating losses and tax credits and the amount of foreign earnings held in cash and non-cash assets. As of November 30, 2018, the Company believes $129.0 million is a reasonable net estimate of income tax expense related to the Tax Act based on the analysis, interpretations and guidance available at this time. In addition to the adjustment recorded during the first quarter of fiscal year 2019, the Company has elected to record the Global Intangible Low-Taxed Income effects as a period cost.

As a result of the one-time transition tax, the Company will have a substantial amount of previously taxed earnings that can be distributed to the U.S. without additional U.S. taxation. Additionally, the Tax Act provides for a 100% dividends received deduction for dividends received by U.S. corporations from 10-percent or more owned foreign corporations. During the fiscal year ended August 31, 2018, the Company recorded liabilities of $85.0 million from a change in the indefinite reinvestment assertion on certain earnings from its foreign subsidiaries, primarily associated with foreign withholding taxes that would be incurred upon such future remittances of cash. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis differences which are indefinitely reinvested.

The Company has substantially completed its accounting for the following Tax Act provisions: post-1986 earnings and profits calculations, utilization of U.S. federal net operating losses and tax credits, the amount of foreign earnings held in cash and non-cash assets, the re-measurement of the Company’s deferred tax balances, and the impact of the Tax Act to the existing valuation allowance assessments from both a federal and state tax perspective. As the Company finalizes the accounting for the utilization of foreign tax credits and applicable limitations, the Company will reflect any adjustments to the amounts previously recorded in the period such adjustments are identified. At this time, the Company does not anticipate a material change to the net estimate recorded as of November 30, 2018 related to the Tax Act. Changes could be driven in part by additional regulatory guidance that may be issued or changes in interpretations and assumptions related to existing guidance.

The effective tax rate differed from the U.S. federal statutory rate of 21.0% during the three months ended November 30, 2018 primarily due to: (i) losses in tax jurisdictions with existing valuation allowances; (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (iii) adjustments to amounts previously recorded for the Tax Act.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during the three months ended November 30, 2017 primarily due to: (i) income in tax jurisdictions with lower statutory tax rates than the U.S.; (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (iii) losses in tax jurisdictions with existing valuation allowances, including losses from stock based compensation.

16. Revenue

Effective September 1, 2018, the Company adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606). The new standard is a comprehensive new revenue recognition model that requires the Company to recognize revenue in a manner which depicts the transfer of goods or services to its customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Prior to the adoption of the new standard, the Company recognized substantially all of its revenue from contracts with customers at a point in time, which was generally when the goods were shipped to or received by the customer, title and risk of ownership had passed, the price to the buyer was fixed or determinable and collectability was reasonably assured (net of estimated returns). Under the new standard, the Company will recognize revenue over time for the majority of its contracts with customers which will result in revenue for those customers being recognized earlier than under the previous guidance. Revenue for all other contracts with customers will continue to be recognized at a point in time, similar to recognition prior to the adoption of the standard.

Additionally, the new standard impacts the Company’s accounting for certain fulfillment costs, which include upfront costs to prepare for manufacturing activities that are expected to be recovered. Under the new standard, such upfront costs will be recognized as an asset and amortized on a systematic basis consistent with the pattern of the transfer of control of the products or services to which to the asset relates.

The Company adopted ASU 2014-09 using the modified retrospective method by applying the guidance to all open contracts upon adoption and recorded a cumulative effect adjustment as of September 1, 2018, net of tax, of $42.6 million. No adjustments have been made to prior periods. Following is a summary of the cumulative effect adjustment (in thousands):

	Balance as of August 31, 2018	Adjustments due to adoption of ASU 2014-09	Balance as of September 1, 2018
Assets
Contract assets (1)	$—	$591,616	$591,616
Inventories, net (1)	$3,457,706	$(461,271)	$2,996,435
Prepaid expenses and other current assets (1)(2)	$1,141,000	$(37,271)	$1,103,729
Deferred income taxes (1)(2)	$218,252	$(8,325)	$209,927
Liabilities
Contract liabilities(2)(3)	$—	$852,102	$852,102
Deferred income(2)(3)(4)	$691,365	$(691,365)	$—
Other accrued expenses (3)(4)	$1,000,979	$(121,568)	$879,411
Deferred income taxes(1)	$114,385	$2,977	$117,362
Equity
Retained earnings (1)(2)	$1,760,097	$42,602	$1,802,699

(1)	Differences primarily relate to the timing of revenue recognition for over time customers and certain balance sheet reclassifications.
(2)	Differences primarily relate to the timing of recognition and recovery of fulfillment costs and certain balance sheet reclassifications.
(3)	Included within accrued expenses on the Condensed Consolidated Balance Sheets.
(4)	Differences included in contract liabilities as of September 1, 2018.

Significant Judgments

The Company is one of the leading providers of worldwide manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in various industries and end markets. The Company derives substantially all of its revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible products that are built to customer specifications, which are then provided to the customer.

The Company generally enters into manufacturing service contracts with its customers that provide the framework under which business will be conducted and customer purchase orders will be received for specific quantities and with predominantly fixed pricing. As a result, the Company considers its contract with a customer to be the combination of the manufacturing service contract and the purchase order, or any agreements or other similar documents.

The majority of our manufacturing service contracts relate to manufactured products which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. For certain other contracts with customers that do not meet the over time revenue recognition criteria, transfer of control occurs at a point in time which generally occurs upon delivery and transfer of risk and title to the customer.

Most of our contracts have a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct and is distinct within the context of the contract. For the majority of customers, performance obligations are satisfied over time based on the continuous transfer of control as manufacturing services are performed and are generally completed in less than one year.

The Company also derives revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized over time as the services are performed.

For the Company’s over time customers, it believes the measure of progress which best depicts the transfer of control is based on costs incurred to date, relative to total estimated cost at completion (i.e., an input method). This method is a faithful depiction of the transfer of goods or services because it results in the recognition of revenue on the basis of our to-date efforts in the satisfaction of a performance obligation relative to the total expected efforts in the satisfaction of the performance obligation. The Company believes that the use of an input method best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. The transaction price of each performance obligation is generally based upon the contractual stand-alone selling price of the product or service.

Certain contracts with customers include variable consideration, such as rebates, discounts, or returns. The Company recognizes estimates of this variable consideration that are not expected to result in a significant revenue reversal in the future, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.

Taxes collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statement of Operations on a net basis and are excluded from the transaction price. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the goods. Accordingly, the Company records customer payments of shipping and handling costs as a component of net revenue, and classifies such costs as a component of cost of revenue.

The following table presents the effect of the adoption of the new revenue guidance on the Condensed Consolidated Balance Sheets as of November 30, 2018 (in thousands):

	As of November 30, 2018
	As reported	Balance without the adoption of ASU 2014-09
Assets
Contract assets (1)	$761,405	$—
Inventories, net (1)	$3,214,513	$3,860,306
Prepaid expenses and other current assets (1)(2)	$662,811	$666,992
Deferred income taxes (1)(2)	$216,209	$223,949
Liabilities
Contract liabilities(2)(3)	$709,258	$—
Deferred income(2)(3)(4)	$—	$526,496
Other accrued expenses (3)(4)	$1,256,877	$1,418,483
Deferred income taxes(1)	$116,804	$112,346
Equity
Retained earnings (1)(2)	$1,911,451	$1,833,374

(1)	Differences primarily relate to the timing of revenue recognition for over time customers and certain balance sheet reclassifications.
(2)	Differences primarily relate to the timing of recognition and recovery of fulfillment costs and certain balance sheet reclassifications.
(3)	Included within accrued expenses on the Condensed Consolidated Balances Sheets.
(4)	Differences included in contract liabilities as of September 1, 2018.

The following table presents the effect of the adoption of the new revenue guidance on the Consolidated Statement of Operations for the three months ended November 30, 2018 (in thousands):

	Three months ended November 30, 2018
	As reported	Balance without the adoption of ASU 2014-09
Net revenue (1)	$6,506,275	$6,243,735
Cost of revenue (2)	$5,986,625	$5,760,456
Operating income	$216,710	$180,339
Income tax expense	$40,813	$39,916
Net income	$124,074	$88,600

(1)	Differences primarily relate to the timing of revenue recognition for over-time customers and to the recovery of fulfillment costs.
(2)	Differences primarily relate to the timing of cost recognition for over-time customers and the recognition of fulfillment costs.

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended
	November 30, 2018
	EMS	DMS	Total
Timing of transfer
Point in time	$420,661	$2,101,651	$2,522,312
Over time	$3,082,442	$901,521	$3,983,963

Total	$3,503,103	$3,003,172	$6,506,275

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract assets”) while a liability is recognized when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). Contract assets are classified separately on the Condensed Consolidated Balances Sheets and transferred to receivables when right to payment becomes unconditional.

The Company reviews contract assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable after considering factors such as the age of the balances and the financial stability of the customer. No impairment costs related to contract assets were recognized during the three months ended November 30, 2018.

The change in contract liabilities that existed at the beginning of the reporting period was primarily due to revenue recognized during the three months ended November 30, 2018.

Fulfillment Costs

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract or anticipated contracts, ii) are expected to generate or enhance the Company’s resources that will be used to satisfy the performance obligation under the contract, and iii) are expected to be recovered through revenue generated from the contract. Prior to the adoption of the new guidance, unless explicit reimbursement contracts existed, these costs were expensed as incurred. Capitalized fulfillment costs are amortized to cost of revenue as the Company satisfies the related performance obligations under the contract with approximate lives ranging from 1-3 years. These costs, which are included in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheets, generally represent upfront costs incurred to prepare for manufacturing activities.

The Company assesses the capitalized fulfillment costs for impairment at the end of each reporting period. The Company will recognize an impairment loss to the extent the carrying amount of the capitalized costs exceeds the recoverable amount. Recoverability is assessed by considering the capitalized fulfillment costs in relation to the forecasted profitability of the related manufacturing performance obligations. As of November 30, 2018, capitalized costs to fulfill are $33.2 million. Amortization of $15.5 million and no impairment costs related to fulfillments costs were recognized during the three months ended November 30, 2018.

Remaining Performance Obligations

The Company applied the practical expedient and did not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in various industries and end markets. Our services enable our customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. Our manufacturing and supply chain management services and solutions include innovation, design, planning, fabrication and assembly, delivery and managing the flow of resources and products. We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible products that are built to customer specifications, which are then provided to the customer.

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue for the three months ended November 30, 2018, our largest customers include Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Keysight Technologies, LM Ericsson Telephone Company, NetApp, Inc., Nokia Networks, Valeo S.A. and Zebra Technologies Corporation.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 92.7% of net revenue from our international operations for the three months ended November 30, 2018. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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

Summary of Results

The following table sets forth, for the three months ended November 30, 2018 and 2017, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2018	November 30, 2017
Net revenue	$6,506,275	$5,585,532
Gross profit	$519,650	$469,285
Operating income	$216,710	$145,754
Net income attributable to Jabil Inc.	$123,600	$63,795
Earnings per share—basic	$0.77	$0.36
Earnings per share—diluted	$0.76	$0.35

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2018	August 31, 2018	May 31, 2018	February 28, 2018
Sales cycle(1)	16 days	1 day	9 days	3 days
Inventory turns (annualized)(2)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable(3)	38 days	26 days	26 days	26 days
Days in inventory(4)	60 days	58 days	60 days	62 days
Days in accounts payable(5)	82 days	83 days	77 days	85 days

(1)

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.

(2)

In connection with the adoption Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606), inventory turns are calculated based on inventory and contract asset balances for the three months ended November 30, 2018.

(3)

During the three months ended November 30, 2018, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable primarily driven by the amended and new securitization programs and higher sales and timing of collections.

(4)

In connection with the adoption of ASU 2014-09, days in inventory are calculated based on inventory and contract asset balances for the three months ended November 30, 2018. During the three months ended November 30, 2018, days in inventory increased from the prior sequential quarter to support expected sales levels in the second quarter of fiscal year 2019. During the three months ended August 31, 2018 and May 31, 2018, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter.

(5)

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

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Revenue Recognition

Effective September 1, 2018, our revenue recognition accounting policies changed in conjunction with the adoption of the new revenue recognition standard. Upon adoption, we recognize revenue over time as manufacturing services are completed for the majority of our contracts with customers, which results in revenue being recognized earlier than under the previous guidance. Revenue for all other contracts with customers will be recognized at a point in time, upon transfer of control of the product to the customer, which is effectively no change to our historical accounting. For further discussion of the new revenue recognition standard, refer to Note 16—“Revenue” to the Condensed Consolidated Financial Statements.

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

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017	Change
Net revenue	$6,506.3	$5,585.5	16.5%

Net revenue increased during the three months ended November 30, 2018, compared to the three months ended November 30, 2017. Specifically, the DMS segment revenues increased 10% due to (i) a 6% increase in revenues from customers within our mobility business as a result of increased end user product demand and (ii) a 4% increase in revenues from existing customers in our healthcare business. EMS segment revenues increased 22% primarily due to (i) a 11% increase in revenues from customers within our networking and telecommunications business, (ii) a 9% increase in revenues from existing customers within our industrial and energy business, (iii) a 4% increase in revenues for customers within our computing and storage business and (iv) a 4% increase in revenues for customers within our printing business. The increase is partially offset by (i) a 4% decrease in revenue for customers within our digital home business and (ii) a 2% decrease in revenues spread across various industries within the EMS segment.

Effective September 1, 2018, our revenue recognition accounting policies changed in conjunction with the adoption of the new revenue recognition standard. Upon adoption, we recognize revenue over time as manufacturing services are completed for the majority of our contracts with customers, which results in revenue being recognized earlier than under the previous guidance. Revenue for all other contracts with customers will be recognized at a point in time, upon transfer of control of the product to the customer, which is effectively no change to our historical accounting. For further discussion of the new revenue recognition standard, refer to Note 16—“Revenue” to the Condensed Consolidated Financial Statements.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2018	November 30, 2017
EMS	54%	51%
DMS	46%	49%

Total	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2018	November 30, 2017
Foreign source revenue	92.7%	92.3%

Gross Profit

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017
Gross profit	$519.7	$469.3
Percent of net revenue	8.0%	8.4%

Gross profit decreased as a percent of net revenue during the three months ended November 30, 2018, compared to the three months ended November 30, 2017, primarily due to higher costs in our capital equipment business and ramp costs associated with new business awards in our EMS segment.

Selling, General and Administrative

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017	Change
Selling, general and administrative	$278.1	$293.1	$(15.0)

Selling, general and administrative expenses decreased during the three months ended November 30, 2018, compared to the three months ended November 30, 2017. The decrease is primarily due to an additional $32.4 million of stock-based compensation expense recognized during the three months ended November 30, 2017 as a result of the modification of certain performance-based restricted stock awards and a one-time cash-settled award. The decrease is partially offset by (i) an increase in salary and salary related expenses and other costs to support new business growth and development and (ii) $8.9 million in acquisition and integration charges related to our strategic collaboration with a healthcare company.

Research and Development

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017
Research and development	$11.1	$9.1
Percent of net revenue	0.2%	0.2%

Research and development expenses remained consistent as a percentage of net revenue during the three months ended November 30, 2018, compared to the three months ended November 30, 2017.

Amortization of Intangibles

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017	Change
Amortization of intangibles	$7.6	$10.0	$(2.4)

Amortization of intangibles decreased during the three months ended November 30, 2018, compared to the three months ended November 30, 2017, primarily due to intangible assets related to the Nypro acquisition, which were fully amortized during fiscal year 2018.

Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in millions):

	Three months ended
	November 30, 2018	November 30, 2017
Employee severance and benefit costs	$5.2	$4.0
Lease costs	—	—
Asset write-off costs	0.2	6.8
Other related costs	0.6	0.6

Total restructuring and related charges(1)	$6.0	$11.4

(1)

Includes $4.4 million and $5.9 million recorded in the EMS segment, $1.6 million and $4.6 million recorded in the DMS segment and $0.0 million and $0.9 million of non-allocated charges for the three months ended November 30, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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

Upon completion of the 2017 Restructuring Plan, we expect to recognize approximately $195.0 million in restructuring and other related costs. We have incurred $188.4 million of costs-to-date as of November 30, 2018. The remaining costs for employee severance and benefits costs, asset write-off costs and other related costs are anticipated to be incurred through the first half of fiscal year 2019.

The 2017 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2019 of approximately $90.0 million. The annual cost savings are expected to be reflected as a reduction in cost of revenue as well as reduction of selling, general and administrative expense.

See Note 12 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 Restructuring Plan.

Other Expense

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017	Change
Other expense	$13.6	$5.9	$7.7

Other expense increased for the three months ended November 30, 2018, compared to the three months ended November 30, 2017, primarily due to: (i) additional fees incurred for the amendment of the foreign asset-backed securitization program and the new North American asset-backed securitization program entered into during the three months ended November 30, 2018 and (ii) an increase in fees associated with the utilization of the asset-backed securitization programs and trade accounts receivable sales programs.

Interest Income

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017	Change
Interest income	$4.4	$3.8	$0.6

Interest income increased during the three months ended November 30, 2018, compared to the three months ended November 30, 2017, due to higher interest rates.

Interest Expense

	Three months ended
(dollars in millions)	November 30, 2018	November 30, 2017	Change
Interest expense	$42.7	$36.2	$6.5

Interest expense increased during the three months ended November 30, 2018, compared to the three months ended November 30, 2017, due to additional borrowings on our credit facilities and higher interest rates.

Income Tax Expense

	Three months ended
	November 30, 2018	November 30, 2017	Change
Effective tax rate	24.8%	40.5%	(15.7)%

The effective tax rate decreased for the three months ended November 30, 2018 compared to the three months ended November 30, 2017, primarily due to $13.3 million of income tax benefit associated with Tax Act adjustments, mainly related to the one-time transition tax. Refer to Note 15 – “Income Taxes” to the Condensed Consolidated Financial Statements for further information on the Tax Act.

Non-GAAP (Core) Financial Measures

The following discussion and analysis of our financial condition and results of operations include certain non-GAAP financial measures as identified in the reconciliations below. The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Also, our “core” financial measures should not be construed as an inference by us that our future results will be unaffected by those items that are excluded from our “core” financial measures.

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

We are reporting “core” operating income, “core” earnings, “core” return on invested capital and adjusted free cash flow to provide investors with an additional method for assessing operating income, earnings and free cash flow by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.

Included in the tables below is a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands, except for per share data):

	Three months ended
(in thousands, except for per share data)	November 30, 2018	November 30, 2017
Operating income (U.S. GAAP)	$216,710	$145,754

Amortization of intangibles	7,646	9,979
Stock-based compensation expense and related charges	17,249	52,745
Restructuring and related charges	6,025	11,388
Business interruption and impairment charges, net(1)	(2,860)	7,354
Acquisition and integration charges(2)	8,890	—

Adjustments to operating income	36,950	81,466

Core operating income (Non-GAAP)	$253,660	$227,220

Net income attributable to Jabil Inc. (U.S. GAAP)	$123,600	$63,795
Adjustments to operating income	36,950	81,466
Adjustments for taxes(3)	(13,743)	(717)

Core earnings (Non-GAAP)	$146,807	$144,544

Earnings per share (U.S. GAAP):
Basic	$0.77	$0.36

Diluted	$0.76	$0.35

Core earnings per share (Non-GAAP):
Basic	$0.91	$0.82

Diluted	$0.90	$0.80

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP and Non-GAAP):
Basic	161,557	176,936

Diluted	163,670	180,203

(1)

Charges, net of insurance proceeds of $2.9 million and $10.3 million for the three months ended November 30, 2018 and 2017, respectively, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(2)	Charges related to our strategic collaboration with a healthcare company.
(3)	Includes a $13.3 million income tax benefit for the effects of the Tax Act for the three months ended November 30, 2018.

	Three months ended
(in thousands)	November 30, 2018	November 30, 2017
Numerator:
Operating income (U.S. GAAP)	$216,710	$145,754
Tax effect (1)	(43,083)	(44,362)

After-tax operating income	173,627	101,392
	x4	x4

Annualized after-tax operating income	$694,508	$405,568

Core operating income (Non-GAAP)	$253,660	$227,220
Tax effect (2)	(57,035)	(44,726)

After-tax core operating income	196,625	182,494
	x4	x4

Annualized after-tax core operating income	$786,500	$729,976

Denominator:
Average total Jabil Inc. stockholders’ equity (3)	$1,921,086	$2,341,627
Average notes payable and long-term debt, less current installments (3)	2,490,707	1,663,013
Average current installments of notes payable and long-term debt (3)	25,195	436,259
Average cash and cash equivalents (3)	(1,031,179)	(968,089)

Net invested capital base	$3,405,809	$3,472,810

Return on Invested Capital (U.S. GAAP)	20.4%	11.7%
Adjustments noted above	2.7%	9.3%
Core Return on Invested Capital (Non-GAAP)	23.1%	21.0%

(1)	This amount is calculated by adding the amount of income taxes attributable to operating income (U.S. GAAP) and interest expense.
(2)	This amount is calculated by adding the amount of income taxes attributable to core operating income (Non-GAAP) and interest expense.
(3)	The average is based on the addition of the account balance at the end of the most recently-ended quarter to the account balance at the end of the prior quarter and dividing by two.

Acquisitions and Expansion

On December 12, 2018, the Company’s binding offer submitted on July 18, 2018 to form a strategic collaboration with Johnson & Johnson Medical Devices Companies, was accepted. This collaboration will significantly expand the Company’s medical device manufacturing portfolio, diversification and capabilities in the DMS segment. Completion of this transaction, which is subject to regulatory clearance and customary closing conditions, is expected to occur during fiscal years 2019 and 2020.

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

Cash and Cash Equivalents

As of November 30, 2018, we had approximately $804.4 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries.

As a result of the Tax Act and after the one-time transition tax on our historically untaxed foreign earnings, the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. As a result, most of our cash and cash equivalents as of November 30, 2018 could be repatriated to the United States without potential tax consequences.

Notes Payable and Credit Facilities

Following is summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	Borrowings under revolving credit facilities(1)		Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2018	$397,995	$497,350	$298,814	$494,208	$—		$830,332	$2,518,699
Borrowings	—	—	—	—	3,071,559		—	3,071,559
Payments	—	—	—	—	(3,071,559)		(6,321)	(3,077,880)
Other	223	164	61	154	—		125	727

Balance as of November 30, 2018	$398,218	$497,514	$298,875	$494,362	$—		$824,136	$2,513,105

Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Nov 8, 2022 and Aug 24, 2020	(1)	Nov 8, 2022 and Aug 24, 2020
Original Facility/ Maximum Capacity	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.3 billion	(1)	$851.8 million

(1)	As of November 30, 2018, we had $2.3 billion in available unused borrowing capacity under our revolving credit facilities.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2018, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

Asset-Backed Securitization and Trade Accounts Receivable Sale Programs

Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our foreign asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution on a monthly basis. Effective October 1, 2018, the foreign asset-backed securitization program terms were amended and the program was extended to September 30, 2021. In connection with this amendment, there is no longer a deferred purchase price receivable for the foreign asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold.

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected.

The North American asset-backed securitization program was terminated on October 9, 2018 and as of this date approximately $500.0 million of accounts receivable sold under the program was exchanged for the outstanding deferred purchase price receivable of $300.0 million and $200.0 million of cash. The previously sold trade accounts receivable were recorded at fair market value.

On November 27, 2018, we entered into a new North American asset-backed securitization program. We continuously sell designated pools of trade accounts receivable under our new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, certain receivables are pledged as collateral to the unaffiliated financial institution.

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with our asset-backed securitization programs, during the three months ended November 30, 2018, we sold $750.4 million of trade accounts receivable and we received cash proceeds of $744.0 million. As of November 30, 2018, we had up to $83.4 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of November 30, 2018 and August 31, 2018, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 8 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the nine trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$875.0		Uncommitted	August 31, 2022	(2)(3)
B	$150.0		Uncommitted	November 30, 2019	(4)
C	800.0	CNY	Uncommitted	February 13, 2019
D	$100.0		Uncommitted	May 4, 2023	(5)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2019	(6)
G	$50.0		Uncommitted	February 23, 2023	(3)
H	$100.0		Uncommitted	August 10, 2019	(7)
I	$100.0		Uncommitted	July 21, 2019	(8)

(1)	Maximum amount available at any one time.
(2)	The maximum amount under the program will reduce to $650.0 million on February 1, 2019.

(3)	Any party may elect to terminate the agreement upon 15 days prior notice.
(4)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(5)	Any party may elect to terminate the agreement upon 30 days prior notice.
(6)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

During the three months ended November 30, 2018, we sold $1.8 billion of trade accounts receivable under these programs and we received cash proceeds of $1.8 billion. As of November 30, 2018, we had up to $322.1 million in available liquidity under our trade accounts receivable sale programs.

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

Cash Flows

The following table sets forth selected consolidated cash flow information (in thousands):

	Three months ended
	November 30, 2018	November 30, 2017
Net cash used in operating activities	$(91,693)	$(649,645)
Net cash (used in) provided by investing activities	(131,252)	300,846
Net cash used in financing activities	(235,460)	(90,796)
Effect of exchange rate changes on cash and cash equivalents	4,865	(4,066)

Net decrease in cash and cash equivalents	$(453,540)	$(443,661)

Operating Activities

Net cash used in operating activities during the three months ended November 30, 2018 was primarily due to increased contract assets and accounts receivable, partially offset by increased accounts payable, accrued expenses and other liabilities and decreased inventories. The increase in contract assets is due to the adoption of ASU 2014-09 and the timing of revenue recognition for over time customers. The increase in accounts receivable is primarily driven by the amended and new securitization programs and higher sales and timing of collections. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of collections on accounts receivable sold under the securitization programs, an increase in materials purchases due to increased demand in the mobility business and the timing of purchases and cash payments. The decrease in inventories is primarily due to the adoption of ASU 2014-09 and the reclassification to contract assets for revenue recognized for over time customers, partially offset by an increase to support expected sales levels in the second quarter of fiscal year 2019.

Investing Activities

Net cash used in investing activities during the three months ended November 30, 2018 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments, partially offset by cash receipts on sold receivables under the asset-backed securitization programs.

Financing Activities

Net cash used in financing activities during the three months ended November 30, 2018 was primarily due to: (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by: (i) borrowings under debt agreements.

Contractual Obligations

As of the date of this report there were no material changes outside the ordinary course of business since August 31, 2018 to our contractual obligations and commitments.

Dividends and Share Repurchases

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In June 2018, the Board of Directors authorized the repurchase of up to $350.0 million of our common stock (the “2018 Share Repurchase Program”). This authorization expires on August 31, 2019. As of November 30, 2018, 7.9 million shares had been repurchased for $204.5 million and $145.5 million remains available under the 2018 Share Repurchase Program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2018. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2018, other than explained below, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective September 1, 2018, we adopted the new revenue standard under ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method of adoption. The adoption of this guidance required changes to our processes, policies and internal controls, including controls around information used in disclosures, to meet the impact of the new standard and disclosure requirements.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2018 - September 30, 2018	1,946,835	$29.17	1,946,811	$293,211,162
October 1, 2018 - October 31, 2018	3,589,750	$24.74	3,182,327	$214,101,747
November 1, 2018 - November 30, 2018	2,751,208	$24.95	2,751,208	$145,452,016

Total	8,287,793	$25.85	7,880,346

(1)

The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock appreciation rights, their tax withholding obligations.

(2)

In June 2018, our Board of Directors authorized the repurchase of up to $350.0 million of our common stock as publicly announced in a press release issued on June 14, 2018. The share repurchase program expires on August 31, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

1.1	Underwriting Agreement, dated as of January 9, 2018, between the Company and BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several underwriters listed therein.	8-K	1.1	1/17/2018

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/2009

4.4	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.5	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.6	Form of 3.950% Senior Notes due 2028 (included in the Officers’ Certificate filed as Exhibit 4.10).	8-K	4.1	1/17/2018

4.7	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

10.1†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS—Executive-EU).

10.2†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - Non-EU).

10.3†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - ONEU).

10.4†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - OEU).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU)

10.6†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU).

10.7†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR).

10.8†*	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management compensatory plan, contract or arrangement
*	Filed or furnished herewith
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

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

JABIL INC. Registrant

Date: January 9, 2019	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: January 9, 2019	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer