Form 10-Q
period 2019-02-28
JABIL INC
filed 2019-04-04
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

As of March 28, 2019, there were 152,878,329 shares of the registrant’s Common Stock outstanding.

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 28, 2019 (Unaudited)	August 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$749,057	$1,257,949
Accounts receivable, net of allowance for doubtful accounts of $14,456 as of February 28, 2019 and $15,181 as of August 31, 2018	2,543,615	1,693,268
Contract assets	832,889	—
Inventories, net	3,248,273	3,457,706
Prepaid expenses and other current assets	532,223	1,141,000

Total current assets	7,906,057	7,549,923
Property, plant and equipment, net of accumulated depreciation of $3,860,332 as of February 28, 2019 and $3,646,945 as of August 31, 2018	3,279,505	3,198,016
Goodwill	627,296	627,745
Intangible assets, net of accumulated amortization of $321,965 as of February 28, 2019 and $307,178 as of August 31, 2018	274,439	279,131
Deferred income taxes	194,015	218,252
Other assets	195,282	172,574

Total assets	$12,476,594	$12,045,641

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$175,186	$25,197
Accounts payable	4,900,070	4,942,932
Accrued expenses	2,676,604	2,262,744

Total current liabilities	7,751,860	7,230,873
Notes payable and long-term debt, less current installments	2,482,387	2,493,502
Other liabilities	132,882	94,617
Income tax liabilities	133,066	148,884
Deferred income taxes	117,547	114,385

Total liabilities	10,617,742	10,082,261

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 259,739,745 and 257,130,145 shares issued and 152,878,329 and 164,588,172 shares outstanding as of February 28, 2019 and August 31, 2018, respectively	260	257
Additional paid-in capital	2,264,966	2,218,673
Retained earnings	1,966,100	1,760,097
Accumulated other comprehensive loss	(13,253)	(19,399)
Treasury stock at cost, 106,861,416 and 92,541,973 shares as of February 28, 2019 and August 31, 2018, respectively	(2,370,898)	(2,009,371)

Total Jabil Inc. stockholders’ equity	1,847,175	1,950,257
Noncontrolling interests	11,677	13,123

Total equity	1,858,852	1,963,380

Total liabilities and equity	$12,476,594	$12,045,641

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net revenue	$6,066,990	$5,301,101	$12,573,265	$10,886,633
Cost of revenue	5,612,116	4,903,968	11,598,741	10,020,215

Gross profit	454,874	397,133	974,524	866,418
Operating expenses:
Selling, general and administrative	282,142	243,940	560,268	536,995
Research and development	10,155	8,344	21,298	17,453
Amortization of intangibles	7,777	9,890	15,423	19,869
Restructuring and related charges	817	5,427	6,842	16,815

Operating income	153,983	129,532	370,693	275,286
Other expense	11,757	10,485	25,307	16,367
Interest income	(4,760)	(5,011)	(9,139)	(8,824)
Interest expense	46,160	37,796	88,812	74,042

Income before income tax	100,826	86,262	265,713	193,701
Income tax expense	33,219	48,734	74,032	92,254

Net income	67,607	37,528	191,681	101,447
Net income attributable to noncontrolling interests, net of tax	253	220	727	344

Net income attributable to Jabil Inc.	$67,354	$37,308	$190,954	$101,103

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.44	$0.21	$1.21	$0.58

Diluted	$0.43	$0.21	$1.19	$0.57

Weighted average shares outstanding:
Basic	154,725	174,635	158,160	175,792

Diluted	156,737	176,953	160,413	178,578

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net income	$67,607	$37,528	$191,681	$101,447
Other comprehensive income:
Change in foreign currency translation	12,535	24,721	12,912	20,921
Change in derivative instruments:
Change in fair value of derivatives	2,386	20,653	(16,083)	28,396
Adjustment for net (gains) losses realized and included in net income	3,501	(9,893)	17,686	(15,084)

Total change in derivative instruments	5,887	10,760	1,603	13,312

Unrealized gain (loss) on available for sale securities	273	(349)	(8,472)	(1,814)
Actuarial gain (loss)	—	(8)	103	(431)

Total other comprehensive income	18,695	35,124	6,146	31,988

Comprehensive income	$86,302	$72,652	$197,827	$133,435
Comprehensive income attributable to noncontrolling interests	253	220	727	344

Comprehensive income attributable to Jabil Inc.	$86,049	$72,432	$197,100	$133,091

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Total stockholders’ equity, beginning balances	$1,905,513	$2,344,692	$1,963,380	$2,368,344

Common stock:
Beginning balances	259	256	257	253
Shares issued under employee stock purchase plan	1	1	1	1
Vesting of restricted stock	—	—	2	3

Ending balances	260	257	260	257

Additional paid-in capital:
Beginning balances	2,235,827	2,149,173	2,218,673	2,104,203
Shares issued under employee stock purchase plan	14,579	12,838	14,587	12,838
Vesting of restricted stock	—	—	(2)	(3)
Recognition of stock-based compensation	14,560	14,753	31,708	59,726

Ending balances	2,264,966	2,176,764	2,264,966	2,176,764

Retained earnings:
Beginning balances	1,911,451	1,779,335	1,760,097	1,730,893
Declared dividends	(12,705)	(14,271)	(25,806)	(29,624)
Cumulative effect adjustment for adoption of new accounting standards	—	—	40,855	—
Net income attributable to Jabil Inc.	67,354	37,308	190,954	101,103

Ending balances	1,966,100	1,802,372	1,966,100	1,802,372

Accumulated other comprehensive (loss) income:
Beginning balances	(31,948)	51,484	(19,399)	54,620
Other comprehensive income	18,695	35,124	6,146	31,988

Ending balances	(13,253)	86,608	(13,253)	86,608

Treasury stock:
Beginning balances	(2,223,673)	(1,650,509)	(2,009,371)	(1,536,455)
Purchases of treasury stock under employee stock plans	(1,489)	(1,598)	(11,204)	(22,343)
Treasury shares purchased	(145,736)	(131,799)	(350,323)	(225,108)

Ending balances	(2,370,898)	(1,783,906)	(2,370,898)	(1,783,906)

Noncontrolling interests:
Beginning balances	13,597	14,953	13,123	14,830
Net income attributable to noncontrolling interests	253	220	727	344
Acquisition of noncontrolling interests	1,112	—	1,112	—
Disposition of noncontrolling interests	(1,785)	—	(1,785)	—
Declared dividends to noncontrolling interests	(1,500)	(2,920)	(1,500)	(2,920)
Foreign currency adjustments attributable to noncontrolling interests	—	(2)	—	(3)

Ending balances	11,677	12,251	11,677	12,251

Total stockholders’ equity, ending balances	$1,858,852	$2,294,346	$1,858,852	$2,294,346

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2019	February 28, 2018
Cash flows provided by (used in) operating activities:
Net income	$191,681	$101,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	381,510	382,322
Restructuring and related charges	(3,212)	9,263
Recognition of stock-based compensation expense and related charges	32,946	59,938
Deferred income taxes	23,921	(24,535)
Provision for allowance for doubtful accounts	5,598	17,271
Other, net	38,559	(792)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(365,192)	(1,245,493)
Contract assets	(815,144)	—
Inventories	225,036	(418,307)
Prepaid expenses and other current assets	(4,895)	(95,187)
Other assets	(10,170)	(19,272)
Accounts payable, accrued expenses and other liabilities	407,127	369,346

Net cash provided by (used in) operating activities	107,765	(863,999)

Cash flows (used in) provided by investing activities:
Acquisition of property, plant and equipment	(537,140)	(544,401)
Proceeds and advances from sale of property, plant and equipment	144,968	236,316
Cash paid for business and intangible asset acquisitions, net of cash	(80,778)	(95,858)
Cash receipts on sold receivables	96,846	1,162,184
Other, net	(13,504)	(2,360)

Net cash (used in) provided by investing activities	(389,608)	755,881

Cash flows used in financing activities:
Borrowings under debt agreements	6,182,931	4,690,570
Payments toward debt agreements	(6,046,181)	(4,555,233)
Payments to acquire treasury stock	(350,323)	(225,108)
Dividends paid to stockholders	(27,422)	(30,431)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	14,587	12,838
Treasury stock minimum tax withholding related to vesting of restricted stock	(11,204)	(22,343)
Other, net	(1,500)	(11,237)

Net cash used in financing activities	(239,112)	(140,944)

Effect of exchange rate changes on cash and cash equivalents	12,063	(61)

Net decrease in cash and cash equivalents	(508,892)	(249,123)
Cash and cash equivalents at beginning of period	1,257,949	1,189,919

Cash and cash equivalents at end of period	$749,057	$940,796

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Jabil Inc. (the “Company”) has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of the Company for the fiscal year ended August 31, 2018. Results for the six months ended February 28, 2019 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2019.

2. Earnings Per Share and Dividends

Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. The difference between the weighted average number of basic shares outstanding and the weighted average number of diluted shares outstanding is primarily due to dilutive unvested restricted stock unit awards (“restricted stock units”) and dilutive stock appreciation rights.

Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock units are considered dilutive when the related performance criteria have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common stock are antidilutive in periods of net loss. Potential shares of common stock not included in the computation of earnings per share because their effect would have been antidilutive or because the performance criterion was not met were as follows (in thousands):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Restricted stock units	1,348	2,476	1,348	2,354

Dividends

The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 28, 2019 and 2018 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018
	January 24, 2019	$0.08	$12,706	February 15, 2019	March 1, 2019
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017
	January 25, 2018	$0.08	$14,272	February 15, 2018	March 1, 2018

3. Inventories

Inventories consist of the following (in thousands):

	February 28, 2019	August 31, 2018
Raw materials	$2,424,324	$2,070,569
Work in process	467,496	788,742
Finished goods	422,910	659,335
Reserve for excess and obsolete inventory	(66,457)	(60,940)

Inventories, net	$3,248,273	$3,457,706

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 28, 2019	August 31, 2018
Contract liabilities	$583,300	$—
Deferred income	—	691,365
Accrued compensation and employee benefits	472,621	570,400
Other accrued expenses	1,620,683	1,000,979

Accrued expenses	$2,676,604	$2,262,744

5. Stock-Based Compensation and Share Repurchases

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Restricted stock units and stock appreciation rights	$13,604	$12,952	$28,655	$56,459
Employee stock purchase plan	2,093	2,087	4,291	3,787
Other(1)	—	—	—	7,538

Total	$15,697	$15,039	$32,946	$67,784

(1)	Represents a one-time cash-settled stock award that vested on November 30, 2017.

As of February 28, 2019, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 11,933,647.

Restricted Stock Units

Certain key employees have been granted time-based, performance-based and market-based restricted stock units. The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 28, 2019 and 2018, the Company awarded approximately 1.6 million and 1.4 million time-based restricted stock units, respectively, 0.4 million and 0.4 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based restricted stock units, respectively.

The following represents the stock-based compensation information for the period indicated (in thousands):

Six months ended
February 28, 2019
Unrecognized stock-based compensation expense—restricted stock units	$66,046
Remaining weighted-average period for restricted stock units expense	1.5 years

Common Stock Outstanding

The following represents the common stock outstanding for the periods indicated:

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Common stock outstanding:
Beginning balances	157,986,896	176,305,660	164,588,172	177,727,653
Shares issued upon exercise of stock options	11,348	154	11,348	29,688
Shares issued under employee stock purchase plan	691,971	575,516	692,325	575,516
Vesting of restricted stock	219,764	220,022	1,905,927	2,694,147
Purchases of treasury stock under employee stock plans	(57,389)	(59,708)	(464,836)	(784,031)
Treasury shares purchased	(5,974,261)	(4,978,414)	(13,854,607)	(8,179,743)

Ending balances	152,878,329	172,063,230	152,878,329	172,063,230

Share Repurchases

In June 2018, the Company’s Board of Directors authorized the repurchase of up to $350.0 million of the Company’s common stock (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program expires August 31, 2019. As of February 28, 2019, 13.9 million shares had been repurchased for $350.0 million, which utilized the total amount authorized by the Board of Directors.

6. Concentration of Risk and Segment Data

Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2019, the Company’s five largest customers accounted for approximately 46% of its net revenue and 78 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net revenue
EMS	$3,804,727	$2,870,488	$7,307,830	$5,732,548
DMS	2,262,263	2,430,613	5,265,435	5,154,085

	$6,066,990	$5,301,101	$12,573,265	$10,886,633

Segment income and reconciliation of income before income tax
EMS	$88,654	$95,283	$172,749	$180,993
DMS	102,405	83,313	271,970	224,823

Total segment income	$191,059	$178,596	$444,719	$405,816
Reconciling items:
Amortization of intangibles	(7,777)	(9,890)	(15,423)	(19,869)
Distressed customer charge	—	(14,706)	—	(14,706)
Stock-based compensation expense and related charges	(15,697)	(15,039)	(32,946)	(67,784)
Restructuring and related charges	(817)	(5,427)	(6,842)	(16,815)
Acquisition and integration charges	(12,785)	—	(21,675)	—
Business interruption and impairment charges, net(1)	—	(4,002)	2,860	(11,356)
Other expense	(11,757)	(10,485)	(25,307)	(16,367)
Interest income	4,760	5,011	9,139	8,824
Interest expense	(46,160)	(37,796)	(88,812)	(74,042)

Income before income tax	$100,826	$86,262	$265,713	$193,701

(1)

Charges, net of insurance proceeds of $6.1 million for the three months ended February 28, 2018, and $2.9 million and $16.4 million for the six months ended February 28, 2019 and 2018, respectively, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

As of February 28, 2019, the Company operated in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale.

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Foreign source revenue	88.2%	91.9%	90.6%	92.1%

7. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding as of February 28, 2019 and August 31, 2018 are summarized below (in thousands):

	Maturity Date	February 28, 2019	August 31, 2018
5.625% Senior Notes	Dec 15, 2020	$398,441	$397,995
4.700% Senior Notes	Sep 15, 2022	497,678	497,350
4.900% Senior Notes	Jul 14, 2023	298,935	298,814
3.950% Senior Notes	Jan 12, 2028	494,516	494,208
Borrowings under credit facilities(1)	Nov 8, 2022 and Aug 24, 2020	150,000	—
Borrowings under loans	Nov 8, 2022 and Aug 24, 2020	818,003	830,332

Total notes payable and long-term debt		2,657,573	2,518,699
Less current installments of notes payable and long-term debt		175,186	25,197

Notes payable and long-term debt, less current installments		$2,482,387	$2,493,502

(1)	As of February 28, 2019, the Company has $2.2 billion in available unused borrowing capacity under its revolving credit facilities.

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of February 28, 2019 and August 31, 2018, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 5.625%, 4.700% and 3.950% Senior Notes, were approximately $410.5 million, $508.0 million and $463.3 million, respectively, as of February 28, 2019. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% Senior Notes, was approximately $304.6 million, as of February 28, 2019. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximate fair value as interest rates on these instruments approximate current market rates.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under a foreign asset-backed securitization program, a North American asset-back securitization program and uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 28, 2019 and 2018 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The adoption of Accounting Standards Update No. 2016-15 (“ASU 2016-15”) described in Note 14, New Accounting Guidance, resulted in a reclassification of cash flows from operating activities to investing activities in the Company’s Condensed Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable (i.e. beneficial interest) on asset-backed securitization transactions. In addition, the beneficial interest of $162.2 million for the six months ended February 28, 2019, and $366.3 million and $1.1 billion for the three months and six months ended February 28, 2018, respectively, obtained in exchange for securitized receivables are reported as non-cash investing activities.

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

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. The previously sold trade accounts receivable were recorded at fair market value. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected. The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of February 28, 2019.

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

On November 27, 2018, the Company entered into a new North American asset-backed securitization program. The Company continuously sells designated pools of trade accounts receivable under its new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, $197.0 million in receivables are pledged as collateral to the unaffiliated financial institution as of February 28, 2019.

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019(4)	February 28, 2018
Trade accounts receivable sold	$1,078	$2,057	$1,828	$4,449
Cash proceeds received(1)	$1,072	$1,507	$1,816	$3,895
Pre-tax losses on sale of receivables(2)	$6	$3	$12	$7
Deferred purchase price receivables as of February 28(3)	$—	$547	$—	$547

(1)	For the three months and six months ended February 28, 2019 and 2018, the amount primarily represented proceeds from collections reinvested in revolving-period transfers.
(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.
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

The asset-backed securitization programs require compliance with several covenants. The North American asset-based securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of February 28, 2019 and August 31, 2018, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	November 30, 2019(3)
C	800.0	CNY	Uncommitted	June 30, 2019
D	$100.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2020(5)
G	$50.0		Uncommitted	February 23, 2023(2)
H	$100.0		Uncommitted	August 10, 2019(6)
I	$100.0		Uncommitted	July 21, 2019(7)
J	$150.0		Uncommitted	February 25, 2020(8)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended each year through February 23, 2024 unless either party provides 30 days notice of termination.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Trade accounts receivable sold	$1,719	$1,640	$3,553	$2,734
Cash proceeds received	$1,712	$1,636	$3,538	$2,728
Pre-tax losses on sale of receivables(1)	$7	$4	$15	$6

(1)	Recorded to other expense within the Condensed Consolidated Statement of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component for the six months ended February 28, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial (Loss) Gain	Prior Service Cost	Available for Sale Securities	Total
Balance as of August 31, 2018	$7,431	$8,116	$(25,021)	$(643)	$(9,282)	(19,399)
Other comprehensive income (loss) before reclassifications	12,912	(16,083)	103	—	(8,472)	(11,540)
Amounts reclassified from AOCI	—	17,686	—	—	—	17,686

Other comprehensive income (loss)(1)	12,912	1,603	103	—	(8,472)	6,146

Balance as of February 28, 2019	$20,343	$9,719	$(24,918)	$(643)	$(17,754)	$(13,253)

(1)	Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended		Six months ended
Comprehensive Income Components	Financial Statement Line Item	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Unrealized (gains) losses on derivative instruments:
Foreign exchange contracts	Cost of revenue	$3,931	$(7,381)	$18,546	$(10,060)
Interest rate contracts	Interest expense	(430)	(2,512)	(860)	(5,024)

Total amounts reclassified from AOCI (1)(2)		$3,501	$(9,893)	$17,686	$(15,084)

(1)	The Company expects to reclassify $5.9 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)

Amounts are net of tax, which are immaterial for the three months and six months ended February 28, 2019. The amounts for the three months and six months ended February 28, 2018, include a reduction to income tax expense related to derivative instruments of $3.5 million and $7.0 million, respectively.

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $251.7 million and $293.4 million as of February 28, 2019 and August 31, 2018, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2019 and November 30, 2019.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of February 28, 2019 and August 31, 2018, was $3.9 billion and $3.4 billion, respectively.

The following table presents the fair values of the Company’s derivative instruments recorded in the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes as of February 28, 2019 and August 31, 2018 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of February 28, 2019(1)	Fair Value as of August 31, 2018(1)	Balance Sheet Location	Fair Value as of February 28, 2019(1)	Fair Value as of August 31, 2018(1)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$6,560	$225	Accrued expenses	$1,104	$13,364
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$24,422	$10,125	Accrued expenses	$3,602	$46,171

(1)	Classified as Level 2 in the fair-value hierarchy.

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

The following table presents the net gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain on Derivatives Recognized in Net Income	Amount of Gain Recognized in Net Income on Derivatives
		Three months ended		Six months ended
		February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Forward foreign exchange contracts(1)	Cost of revenue	$49,794	$48,933	$42,808	$45,744

(1)

For the three months and six months ended February 28, 2019, the Company recognized $57.1 million and $52.6 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. During the three months and six months ended February 28, 2018, the Company recognized $41.7 million and $35.5 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.

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

12. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Employee severance and benefit costs	$3,768	$2,012	$8,947	$5,989
Lease costs	—	7	9	7
Asset write-off costs	(3,396)	2,451	(3,212)	9,263
Other related costs	445	957	1,098	1,556

Total restructuring and related charges(1)	$817	$5,427	$6,842	$16,815

(1)

Includes $0.3 million and $2.1 million recorded in the EMS segment and $0.5 million and $3.3 million recorded in the DMS segment for the three months ended February 28, 2019 and 2018, respectively. Includes $4.7 million and $8.0 million recorded in the EMS segment, $2.1 million and $7.9 million recorded to the DMS segment and $0.0 million and $0.9 million of non-allocated charges for the six months ended February 28, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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

Upon completion of the 2017 Restructuring Plan, the Company expects to recognize approximately $195.0 million in restructuring and other related costs. The Company has incurred $187.1 million in costs-to-date as of February 28, 2019.

The table below summarizes the Company’s liability activity, primarily associated with the 2017 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2018	$18,131	$2,684	$—	$522	$21,337
Restructuring related charges	8,947	9	(3,212)	1,098	6,842
Asset write-off charge and other non-cash activity	(240)	—	3,212	(7)	2,965
Cash payments	(17,804)	(303)	—	(1,160)	(19,267)

Balance as of February 28, 2019	$9,034	$2,390	$—	$453	$11,877

13. Business Acquisitions

Fiscal year 2019

During fiscal year 2019, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.

On February 25, 2019, under the terms of the Framework Agreement, the Company completed the initial closing of its acquisition of certain assets of JJMD for approximately $80.8 million in cash, which remains subject to certain post-closing adjustments. The acquisition of the JJMD assets has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $97.8 million and liabilities assumed of $17.0 million were recorded at their estimated fair values as of the acquisition date. The two subsequent closings, which are subject to customary closing conditions, are expected to occur during the second half of fiscal year 2019 and fiscal year 2020.

The Company is currently evaluating the fair values of the assets and liabilities related to this business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 25, 2019. The Company believes it is impracticable to provide pro forma information for the acquisition of the JJMD assets.

Fiscal year 2018

Acquisition

On September 1, 2017, the Company completed the acquisition of True-Tech Corporation (“True-Tech”) for approximately $95.9 million in cash. True-Tech is a manufacturer specializing in aerospace, semiconductor and medical machined components.

The acquisition of True-Tech assets was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $114.7 million, including $25.9 million in intangible assets and $22.6 million in goodwill, and liabilities assumed of $18.8 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the EMS segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on September 1, 2017. Pro forma information has not been provided as the acquisition of True-Tech is not deemed to be significant.

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

During fiscal year 2016, the FASB issued a new accounting standard to address the presentation of certain transactions within the statement of cash flows with the objective of reducing the existing diversity in practice. This standard was adopted on September 1, 2018 on a retrospective basis and resulted in a reclassification of cash flows from operating activities to investing activities in the Company’s Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable on asset-backed securitization transactions. The increase in cash flow from investing activities and the corresponding decrease to cash flow from operating activities upon adoption of the standard was $96.8 million and $1.2 billion for the six months ended February 28, 2019 and 2018, respectively.

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

During the second quarter of fiscal year 2018, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company has applied SAB 118 and provided required disclosures in Note 15—“Income Taxes.”

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

During the first quarter of fiscal year 2019, the Company recorded an income tax benefit of $13.3 million, inclusive of unrecognized tax benefits, associated with the Tax Act. The income tax benefit was mainly related to the one-time transition tax to adjust the amount previously recorded during the fiscal year ended August 31, 2018. The adjustment to the one-time transition tax for the three months ended November 30, 2018 was primarily related to further analysis of the Company’s utilization of foreign tax credits and applicable limitations. The calculation of the one-time transition tax is based upon estimates of post-1986 earnings and profits, applicable foreign tax credits and relevant limitations, utilization of U.S. federal net operating losses and tax credits and the amount of foreign earnings held in cash and non-cash assets. During the three months ended February 28, 2019, the Company made no material adjustments to the net income tax expense related to the Tax Act. The Company has determined the Tax Act impacts based on the analysis, interpretations and guidance available at this time and considers the accounting for the effects of the Tax Act complete under SAB 118. There may be future adjustments based on changes in interpretations of the Tax Act, legislative updates or final regulations under the Tax Act, changes in accounting standards for income taxes, or changes in estimates we have utilized to calculate the transitional impact.

During the first quarter of fiscal year 2019, the Company elected to record the Global Intangible Low-Taxed Income effects as a period cost.

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

The effective tax rate of 33.0% and 27.9% during the three months and six months ended February 28, 2019, respectively, differed from the U.S. federal statutory rate of 21.0% primarily due to: (i) losses in tax jurisdictions with existing valuation allowances; and (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam. In addition, the six months ended February 28, 2019 included adjustments to amounts previously recorded for the Tax Act.

The effective tax rate of 56.5% and 47.6% during the three months and six months ended February 28, 2018, respectively, differed from the blended U.S. federal statutory rate of 25.7% primarily due to the Tax Act, including the one-time transition tax and the re-measurement of the Company’s U.S. deferred tax attributes of $30.9 million, partially offset by a reduction in unrecognized tax benefits of $16.1 million for the lapse of statute in a non-U.S. jurisdiction. Other primary drivers for the difference between the effective tax rate and the blended U.S. federal statutory rate of 25.7% during the three months and six months ended February 28, 2018 are: (i) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (ii) losses in tax jurisdictions with existing valuation allowances, including losses from stock-based compensation for the six months ended February 28, 2018.

16. Revenue

Effective September 1, 2018, the Company adopted ASU 2014-09, Revenue Recognition (Topic 606). The new standard is a comprehensive new revenue recognition model that requires the Company to recognize revenue in a manner which depicts the transfer of goods or services to its customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

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

The Company adopted ASU 2014-09 using the modified retrospective method by applying the guidance to all open contracts upon adoption and recorded a cumulative effect adjustment as of September 1, 2018, net of tax, of $42.6 million. No adjustments have been made to prior periods. Following is a summary of the cumulative effect adjustment (in thousands):

	Balance as of August 31, 2018	Adjustments due to adoption of ASU 2014-09	Balance as of September 1, 2018
Assets
Contract assets (1)	$—	$591,616	$591,616
Inventories, net (1)	$3,457,706	$(461,271)	$2,996,435
Prepaid expenses and other current assets (1)(2)	$1,141,000	$(37,271)	$1,103,729
Deferred income taxes (1)(2)	$218,252	$(8,325)	$209,927
Liabilities
Contract liabilities(2)(3)	$—	$690,142	$690,142
Deferred income(2)(3)(4)	$691,365	$(691,365)	$—
Other accrued expenses (3)(4)	$1,000,979	$40,392	$1,041,371
Deferred income taxes(1)	$114,385	$2,977	$117,362
Equity
Retained earnings (1)(2)	$1,760,097	$42,602	$1,802,699

(1)	Differences primarily relate to the timing of revenue recognition for over time customers and certain balance sheet reclassifications.
(2)	Differences primarily relate to the timing of recognition and recovery of fulfillment costs and certain balance sheet reclassifications.
(3)	Included within accrued expenses on the Condensed Consolidated Balance Sheets.
(4)	Differences included in contract liabilities as of September 1, 2018.

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

The following table presents the effect of the adoption of the new revenue guidance on the Condensed Consolidated Balance Sheets as of February 28, 2019 (in thousands):

	February 28, 2019
	As reported	Balance without the adoption of ASU 2014-09
Assets
Contract assets (1)	$832,889	$—
Inventories, net (1)	$3,248,273	$3,943,077
Prepaid expenses and other current assets (1)(2)	$532,223	$537,801
Deferred income taxes (1)(2)	$194,015	$198,444
Liabilities
Contract liabilities(2)(3)	$583,300	$—
Deferred income(2)(3)(4)	$—	$571,149
Other accrued expenses (3)(4)	$1,620,683	$1,616,750
Deferred income taxes(1)	$117,547	$113,426
Equity
Retained earnings (1)(2)	$1,966,100	$1,858,227

(1)	Differences primarily relate to the timing of revenue recognition for over time customers and certain balance sheet reclassifications.
(2)	Differences primarily relate to the timing of recognition and recovery of fulfillment costs and certain balance sheet reclassifications.
(3)	Included within accrued expenses on the Condensed Consolidated Balance Sheets.
(4)	Differences included in contract liabilities as of September 1, 2018.

The following table presents the effect of the adoption of the new revenue guidance on the Consolidated Statement of Operations for the three months and six months ended February 28, 2019 (in thousands):

	Three months ended		Six months ended
	February 28, 2019		February 28, 2019
	As reported	Balance without the adoption of ASU 2014-09	As reported	Balance without the adoption of ASU 2014-09
Net revenue (1)	$6,066,990	$5,985,439	$12,573,265	$12,229,174
Cost of revenue (2)	$5,612,116	$5,556,714	$11,598,741	$11,317,170
Operating income	$153,983	$127,835	$370,693	$308,174
Income tax expense	$33,219	$36,867	$74,032	$76,783
Net income	$67,607	$37,811	$191,681	$126,411

(1)	Differences primarily relate to the timing of revenue recognition for over-time customers and to the recovery of fulfillment costs.
(2)	Differences primarily relate to the timing of cost recognition for over-time customers and the recognition of fulfillment costs.

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended			Six months ended
	February 28, 2019			February 28, 2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$836,863	$1,464,832	$2,301,695	$1,257,524	$3,566,483	$4,824,007
Over time	$2,967,864	$797,431	$3,765,295	$6,050,306	$1,698,952	$7,749,258

Total	$3,804,727	$2,262,263	$6,066,990	$7,307,830	$5,265,435	$12,573,265

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract assets”) while a liability is recognized when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). Amounts recognized as contract assets are generally transferred to receivables in the succeeding quarter due to the short-term nature of the manufacturing cycle. Contract assets are classified separately on the Condensed Consolidated Balance Sheets and transferred to receivables when right to payment becomes unconditional.

The Company reviews contract assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable after considering factors such as the age of the balances and the financial stability of the customer. No impairment costs related to contract assets were recognized during the six months ended February 28, 2019.

Revenue recognized during the six months ended February 28, 2019 that was included in the contract liability balance as of September 1, 2018 was $267.0 million.

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

The Company assesses the capitalized fulfillment costs for impairment at the end of each reporting period. The Company will recognize an impairment loss to the extent the carrying amount of the capitalized costs exceeds the recoverable amount. Recoverability is assessed by considering the capitalized fulfillment costs in relation to the forecasted profitability of the related manufacturing performance obligations. As of February 28, 2019, capitalized costs to fulfill are $51.1 million. Amortization of $19.9 million and no impairment costs related to fulfillments costs were recognized during the six months ended February 28, 2019.

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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue for the six months ended February 28, 2019, our largest customers include Amazon.com, Inc., Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Keysight Technologies, LM Ericsson Telephone Company, NetApp, Inc., Nokia Networks, and Zebra Technologies Corporation.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 88.2% and 90.6%, of net revenue from our international operations for the three months and six months ended February 28, 2019. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is typically a lower-margin but high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, cloud, computing and storage, defense and aerospace, industrial and energy, networking and telecommunications, print and retail, and smart home and appliances. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. Our DMS segment is typically a higher-margin business and includes customers primarily in the edge devices and accessories, healthcare, mobility and packaging industries.

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.

Summary of Results

The following table sets forth, for the three months and six months ended February 28, 2019 and 2018, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Net revenue	$6,066,990	$5,301,101	$12,573,265	$10,886,633
Gross profit	$454,874	$397,133	$974,524	$866,418
Operating income	$153,983	$129,532	$370,693	$275,286
Net income attributable to Jabil Inc.	$67,354	$37,308	$190,954	$101,103
Earnings per share—basic	$0.44	$0.21	$1.21	$0.58
Earnings per share—diluted	$0.43	$0.21	$1.19	$0.57

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 28, 2019	November 30, 2018	August 31, 2018	May 31, 2018
Sales cycle(1)	25 days	16 days	1 day	9 days
Inventory turns (annualized)(2)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable(3)	38 days	38 days	26 days	26 days
Days in inventory(4)	65 days	60 days	58 days	60 days
Days in accounts payable(5)	78 days	82 days	83 days	77 days

(1)

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.

(2)

In connection with the adoption Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606), inventory turns are calculated based on inventory and contract asset balances for the three months ended February 28, 2019 and November 30, 2018.

(3)

During the three months ended November 30, 2018, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable primarily driven by the amended and new securitization programs and higher sales and timing of collections.

(4)

In connection with the adoption of ASU 2014-09, days in inventory are calculated based on inventory and contract asset balances for the three months ended February 28, 2019 and November 30, 2018. During the three months ended February 28, 2019, days in inventory increased from the prior sequential quarter to support anticipated ramps and expected sales levels in the second half of fiscal year 2019 and due to the acquisition of Johnson & Johnson Medical Devices Companies (“JJMD”) facilities at the end of February. During the three months ended November 30, 2018, days in inventory increased from the prior sequential quarter to support expected sales levels in the second quarter of fiscal year 2019. During the three months ended August 31, 2018, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter.

(5)

During the three months ended February 28, 2019, the decrease in days in accounts payable from the prior sequential quarter was primarily due to lower materials purchases during the quarter and timing of purchases and cash payments for purchases during the quarter. During the three months ended August 31, 2018, the increase in days in accounts payable from the prior sequential quarter was primarily due to higher materials purchases during the quarter and the timing of purchases and cash payments for purchases during the quarter.

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

	Three months ended			Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	Change	February 28, 2019	February 28, 2018	Change
Net revenue	$6,067.0	$5,301.1	14.4%	$12,573.3	$10,886.6	15.5%

Net revenue increased during the three months ended February 28, 2019, compared to the three months ended February 28, 2018. Specifically, the DMS segment revenues decreased 7% due to (i) a 9% decrease in revenues from customers within our mobility business as a result of decreased end user product demand, which we expect to remain weak for the balance of the fiscal year and (ii) a 2% decrease in revenues spread across various industries within the DMS segment. The decrease was partially offset by a 4% increase in revenues from existing customers in our healthcare business. EMS segment revenues increased 33% primarily due to (i) a 13% increase in revenues for customers within our cloud business, (ii) an 8% increase in revenues from customers within our networking and telecommunications business, (iii) an 8% increase in revenues from existing customers within our industrial and energy business and (iv) a 6% increase in revenues for customers within our print and retail business. The increase is partially offset by a 2% decrease in revenues from customers within our capital equipment business, which we anticipate to recover in fiscal year 2020.

Net revenue increased during the six months ended February 28, 2019, compared to the six months ended February 28, 2018. Specifically, the DMS segment revenues increased 2% due to (i) a 4% increase in revenues from existing customers in our healthcare business and (ii) a 1% increase in revenues spread across various industries within the DMS segment. The increase is partially offset by a 3% decrease in revenue from customers within our mobility business as a result of decreased end user product demand. EMS segment revenues increased 27% primarily due to (i) a 9% increase in revenues from customers within our networking and telecommunications business, (ii) a 9% increase in revenues from existing customers within our industrial and energy business, (iii) an 8% increase in revenues for customers within our cloud business and (iv) a 5% increase in revenues for customers within our print and retail business. The increase is partially offset by (i) a 2% decrease in revenues from customers within our capital equipment business and (ii) a 2% decrease in revenues spread across various industries within the EMS segment.

Effective September 1, 2018, our revenue recognition accounting policies changed in conjunction with the adoption of the new revenue recognition standard. Upon adoption, we recognize revenue over time as manufacturing services are completed for the majority of our contracts with customers, which results in revenue being recognized earlier than under the previous guidance. Revenue for all other contracts with customers will be recognized at a point in time, upon transfer of control of the product to the customer, which is effectively no change to our historical accounting. For further discussion of the new revenue recognition standard, refer to Note 16 — “Revenue” to the Condensed Consolidated Financial Statements.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
EMS	63%	54%	58%	53%
DMS	37%	46%	42%	47%

Total	100%	100%	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Foreign source revenue	88.2%	91.9%	90.6%	92.1%

Gross Profit

	Three months ended		Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Gross profit	$454.9	$397.1	$974.5	$866.4
Percent of net revenue	7.5%	7.5%	7.8%	8.0%

For the three months ended February 28, 2019, gross profit for our DMS segment increased due to improved profitability across the various businesses. This increase was offset by a decrease in our EMS segment due to continued weakness in the capital equipment business. As a result, gross profit remained consistent as a percent of net revenue during the three months ended February 28, 2019, compared to the three months ended February 28, 2018.

Gross profit decreased as a percent of net revenue during the six months ended February 28, 2019, compared to the six months ended February 28, 2018, primarily due to weakness in the capital equipment business and ramp costs associated with new business awards in our EMS segment.

Selling, General and Administrative

	Three months ended			Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	Change	February 28, 2019	February 28, 2018	Change
Selling, general and administrative	$282.1	$243.9	$38.2	$560.3	$537.0	$23.3

Selling, general and administrative expenses increased during the three months ended February 28, 2019, compared to the three months ended February 28, 2018. The increase is primarily due to (i) an increase in salary and salary related expenses and other costs to support new business growth and development and (ii) $12.8 million in acquisition and integration charges related to our strategic collaboration with a healthcare company.

Selling, general and administrative expenses increased during the six months ended February 28, 2019, compared to the six months ended February 28, 2018. The increase is primarily due to (i) an increase in salary and salary related expenses and other costs to support new business growth and development and (ii) $21.7 million in acquisition and integration charges related to our strategic collaboration with a healthcare company. The increase is partially offset by an additional $32.4 million of stock-based compensation expense recognized during the six months ended February 28, 2018 as a result of the one-time modification of certain performance-based restricted stock unit awards and a one-time cash-settled award.

Research and Development

	Three months ended		Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Research and development	$10.2	$8.3	$21.3	$17.5
Percent of net revenue	0.2%	0.2%	0.2%	0.2%

Research and development expenses remained consistent as a percentage of net revenue during the three months and six months ended February 28, 2019, compared to the three months and six months ended February 28, 2018.

Amortization of Intangibles

	Three months ended			Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	Change	February 28, 2019	February 28, 2018	Change
Amortization of intangibles	$7.8	$9.9	$(2.1)	$15.4	$19.9	$(4.5)

Amortization of intangibles decreased during the three months and six months ended February 28, 2019, compared to the three months and six months ended February 28, 2018, primarily due to intangible assets related to the Nypro acquisition, which were fully amortized during fiscal year 2018.

Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in millions):

	Three months ended		Six months ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Employee severance and benefit costs	$3.8	$2.0	$8.9	$6.0
Lease costs	—	—	—	—
Asset write-off costs	(3.4)	2.4	(3.2)	9.3
Other related costs	0.4	1.0	1.1	1.5

Total restructuring and related charges(1)	$0.8	$5.4	$6.8	$16.8

(1)

Includes $0.3 million and $2.1 million recorded in the EMS segment and $0.5 million and $3.3 million recorded in the DMS segment for the three months ended February 28, 2019 and 2018, respectively. Includes $4.7 million and $8.0 million recorded in the EMS segment, $2.1 million and $7.9 million recorded in the DMS segment and $0.0 million and $0.9 million of non-allocated charges for the six months ended February 28, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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

Upon completion of the 2017 Restructuring Plan, we expect to recognize approximately $195.0 million in restructuring and other related costs. We have incurred $187.1 million of costs-to-date as of February 28, 2019.

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

Other Expense

	Three months ended			Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	Change	February 28, 2019	February 28, 2018	Change
Other expense	$11.8	$10.5	$1.3	$25.3	$16.4	$8.9

Other expense increased for the three months ended February 28, 2019, compared to the three months ended February 28, 2018, primarily due to additional fees associated with the utilization of the foreign and North American asset-backed securitization programs. The increase was partially offset by $2.6 million of costs incurred during the second quarter of fiscal year 2018 as a result of the early redemption of the 8.250% Senior Notes due 2018.

Other expense increased for the six months ended February 28, 2019, compared to the six months ended February 28, 2018, primarily due to: (i) additional fees incurred for the amendment of the foreign asset-backed securitization program and the new North American asset-backed securitization program entered into during the first quarter of fiscal year 2019 and (ii) an increase in fees associated with the utilization of the asset-backed securitization programs and trade accounts receivable sales programs.

Interest Income

	Three months ended			Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	Change	February 28, 2019	February 28, 2018	Change
Interest income	$4.8	$5.0	$(0.2)	$9.1	$8.8	$0.3

Interest income remained relatively consistent during the three months and six months ended February 28, 2019, compared to the three months and six months ended February 28, 2018.

Interest Expense

	Three months ended			Six months ended
(dollars in millions)	February 28, 2019	February 28, 2018	Change	February 28, 2019	February 28, 2018	Change
Interest expense	$46.2	$37.8	$8.4	$88.8	$74.0	$14.8

Interest expense increased during the three months and six months ended February 28, 2019, compared to the three months and six months ended February 28, 2018, due to additional borrowings on our credit facilities and higher interest rates. The additional borrowings were driven by the timing and scale of our ongoing new business ramps and the completion of the share repurchase program.

Income Tax Expense

	Three months ended			Six months ended
	February 28, 2019	February 28, 2018	Change	February 28, 2019	February 28, 2018	Change
Effective tax rate	33.0%	56.5%	(23.5)%	27.9%	47.6%	(19.7)%

The effective tax rate decreased for the three months and six months ended February 28, 2019 compared to the three months and six months ended February 28, 2018, primarily due to $30.9 million of tax expense from the Tax Cuts and Jobs Act of 2017 (“Tax Act”) for the three months and six months ended February 28, 2018, partially offset by $16.1 million of income tax benefits from the lapse of statute in a non-U.S. jurisdiction for the three months and six months ended February 28, 2018. Refer to Note 15 – “Income Taxes” to the Condensed Consolidated Financial Statements for further information on the Tax Act.

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

We determine the tax effect of the items excluded from “core” earnings and “core” diluted earnings per share based upon evaluation of the statutory tax treatment and the applicable tax rate of the jurisdiction in which the pre-tax items were incurred, and for which realization of the resulting tax benefit, if any, is expected. In certain jurisdictions where we do not expect to realize a tax benefit (due to existing tax incentives or a history of operating losses or other factors resulting in a valuation allowance related to deferred tax assets), a reduced or 0% tax rate is applied.

We are reporting “core” operating income, “core” earnings and “core” return on invested capital to provide investors with an additional method for assessing operating income and earnings by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.

Included in the tables below is a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:

	Three months ended		Six months ended
(in thousands, except for per share data)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Operating income (U.S. GAAP)	$153,983	$129,532	$370,693	$275,286

Amortization of intangibles	7,777	9,890	15,423	19,869
Stock-based compensation expense and related charges	15,697	15,039	32,946	67,784
Restructuring and related charges	817	5,427	6,842	16,815
Distressed customer charge(1)	—	14,706	—	14,706
Business interruption and impairment charges, net(2)	—	4,002	(2,860)	11,356
Acquisition and integration charges(3)	12,785	—	21,675	—

Adjustments to operating income	37,076	49,064	74,026	130,530

Core operating income (Non-GAAP)	$191,059	$178,596	$444,719	$405,816

Net income attributable to Jabil Inc. (U.S. GAAP)	$67,354	$37,308	$190,954	$101,103
Adjustments to operating income	37,076	49,064	74,026	130,530
Adjustments for taxes(4)	(4,219)	29,771	(17,962)	29,054

Core earnings (Non-GAAP)	$100,211	$116,143	$247,018	$260,687

Diluted earnings per share (U.S. GAAP)	$0.43	$0.21	$1.19	$0.57

Diluted core earnings per share (Non-GAAP)	$0.64	$0.66	$1.54	$1.46

Diluted weighted average shares outstanding used in the calculation of earnings per share (U.S. GAAP and Non-GAAP)	156,737	176,953	160,413	178,578

(1)	Charges relate to inventory and other assets charges for a distressed customer.
(2)

Charges, net of insurance proceeds of $6.1 million for the three months ended February 28, 2018, and $2.9 million and $16.4 million for the six months ended February 28, 2019 and 2018, respectively, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(3)	Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).
(4)

The six months ended February 28, 2019 includes a $13.3 million income tax benefit for the effects of the Tax Act recorded during the three months ended November 30, 2018. The three months and six months ended February 28, 2018, respectively, includes $30.9 million, which is comprised of the provisional one-time transition tax as required by the Tax Act and the provisional impact of the Tax Act to the re-measurement of U.S. deferred tax attributes.

	Three months ended
(in thousands)	February 28, 2019	February 28, 2018
Numerator:
Operating income (U.S. GAAP)	$153,983	$129,532
Tax effect (1)	(35,525)	(51,827)

After-tax operating income	118,458	77,705
	x4	x4

Annualized after-tax operating income	$473,832	$310,820

Core operating income (Non-GAAP)	$191,059	$178,596
Tax effect (2)	(39,338)	(19,730)

After-tax core operating income	151,721	158,866
	x4	x4

Annualized after-tax core operating income	$606,884	$635,464

Denominator:
Average total Jabil Inc. stockholders’ equity (3)	$1,869,546	$2,305,917
Average notes payable and long-term debt, less current installments (3)	2,485,149	1,937,456
Average current installments of notes payable and long-term debt (3)	100,190	227,089
Average cash and cash equivalents (3)	(776,733)	(843,527)

Net invested capital base	$3,678,152	$3,626,935

Return on Invested Capital (U.S. GAAP)	12.9%	8.6%
Adjustments noted above	3.6%	8.9%
Core Return on Invested Capital (Non-GAAP)	16.5%	17.5%

(1)	The tax effect is calculated by applying the U.S. GAAP effective tax rate for the three months ended February 28, 2019 and 2018 to U.S. GAAP operating income less interest expense.
(2)	The tax effect is calculated by applying the core effective tax rate for the three months ended February 28, 2019 and 2018 to core operating income less interest expense.
(3)	The average is based on the addition of the account balance at the end of the most recently-ended quarter to the account balance at the end of the prior quarter and dividing by two.

Acquisitions and Expansion

During fiscal year 2019, the Company and JJMD entered into a Framework Agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.

On February 25, 2019, under the terms of the Framework Agreement, we completed the initial closing of our acquisition of certain assets of JJMD for approximately $80.8 million in cash, which remains subject to certain post-closing adjustments. The acquisition of the JJMD assets has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $97.8 million and liabilities assumed of $17.0 million were recorded at their estimated fair values as of the acquisition date. The two subsequent closings, which are subject to customary closing conditions, are expected to occur during the second half of fiscal year 2019 and fiscal year 2020.

We are currently evaluating the fair values of the assets and liabilities related to this business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our condensed consolidated financial results beginning on February 25, 2019. We believe it is impracticable to provide pro forma information for the acquisition of JJMD assets.

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

Cash and Cash Equivalents

As of February 28, 2019, we had approximately $749.1 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries.

As a result of the Tax Act and after the one-time transition tax on our historically untaxed foreign earnings, the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. As a result, most of our cash and cash equivalents as of February 28, 2019 could be repatriated to the United States without potential tax consequences.

Notes Payable and Credit Facilities

Following is summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	Borrowings under revolving credit facilities(1)		Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2018	$397,995	$497,350	$298,814	$494,208	$—		$830,332	$2,518,699
Borrowings	—	—	—	—	6,182,931		—	6,182,931
Payments	—	—	—	—	(6,032,931)		(12,607)	(6,045,538)
Other	446	328	121	308	—		278	1,481

Balance as of February 28, 2019	$398,441	$497,678	$298,935	$494,516	$150,000		$818,003	$2,657,573

Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Nov 8, 2022 and Aug 24, 2020	(1)	Nov 8, 2022 and Aug 24, 2020
Original Facility/ Maximum Capacity	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.3 billion	(1)	$851.8 million

(1)	As of February 28, 2019, we had $2.2 billion in available unused borrowing capacity under our revolving credit facilities.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 28, 2019, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected. The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of February 28, 2019.

The North American asset-backed securitization program was terminated on October 9, 2018 and as of this date approximately $500.0 million of accounts receivable sold under the program was exchanged for the outstanding deferred purchase price receivable of $300.0 million and $200.0 million of cash. The previously sold trade accounts receivable were recorded at fair market value.

On November 27, 2018, we entered into a new North American asset-backed securitization program. We continuously sell designated pools of trade accounts receivable under our new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, $197.0 million of receivables are pledged as collateral to the unaffiliated financial institution as of February 28, 2019.

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with our asset-backed securitization programs, during the three months and six months ended February 28, 2019, we sold $1.1 billion and $1.8 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.1 billion and $1.8 billion, respectively. As of February 28, 2019, we had up to $60.2 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of February 28, 2019 and August 31, 2018, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 8 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	November 30, 2019(3)
C	800.0	CNY	Uncommitted	June 30, 2019
D	$100.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2020(5)
G	$50.0		Uncommitted	February 23, 2023(2)
H	$100.0		Uncommitted	August 10, 2019(6)
I	$100.0		Uncommitted	July 21, 2019(7)
J	$150.0		Uncommitted	February 25, 2020(8)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended each year through February 23, 2024 unless either party provides 30 days notice of termination.

During the three months and six months ended February 28, 2019, we sold $1.7 billion and $3.6 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $1.7 billion and $3.5 billion, respectively. As of February 28, 2019, we had up to $527.2 million in available liquidity under our trade accounts receivable sale programs.

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

Cash Flows

The following table sets forth selected consolidated cash flow information (in thousands):

	Six months ended
	February 28, 2019	February 28, 2018
Net cash provided by (used in) operating activities	$107,765	$(863,999)
Net cash (used in) provided by investing activities	(389,608)	755,881
Net cash used in financing activities	(239,112)	(140,944)
Effect of exchange rate changes on cash and cash equivalents	12,063	(61)

Net decrease in cash and cash equivalents	$(508,892)	$(249,123)

Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2019 was primarily due to non-cash expenses, increased accounts payable, accrued expenses and other liabilities and decreased inventories, partially offset by increased contract assets and accounts receivable. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of collections on accounts receivable sold under the securitization programs and the timing of purchases and cash payments. The decrease in inventories is primarily due to the adoption of ASU 2014-09 and the reclassification to contract assets for revenue recognized for over time customers, partially offset by an increase to support expected sales levels in the second half of fiscal year 2019. The increase in contract assets is due to the adoption of ASU 2014-09 and the timing of revenue recognition for over time customers. The increase in accounts receivable is primarily driven by the amended and new securitization programs and higher sales and timing of collections.

Investing Activities

Net cash used in investing activities during the six months ended February 28, 2019 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments and for assets acquired in connection with the initial closing of the acquisition of JJMD at the end of February, partially offset by proceeds and advances from the sale of property, plant and equipment and cash receipts on sold receivables under the asset-backed securitization programs.

Financing Activities

Net cash used in financing activities during the six months ended February 28, 2019 was primarily due to: (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by: (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

Contractual Obligations

As of the date of this report, there were no material changes outside the ordinary course of business since August 31, 2018 to our contractual obligations and commitments.

Dividends and Share Repurchases

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In June 2018, the Board of Directors authorized the repurchase of up to $350.0 million of our common stock (the “2018 Share Repurchase Program”). This authorization expires on August 31, 2019. As of February 28, 2019, 13.9 million shares had been repurchased for $350.0 million, which utilized the total amount authorized by the Board of Directors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 28, 2019. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 28, 2019, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
December 1, 2018 - December 31, 2018	3,046,768	$23.50	3,046,768	$73,848
January 1, 2019 - January 31, 2019	2,171,892	$24.40	2,117,413	$22,259
February 1, 2019 - February 28, 2019	812,990	$27.48	810,080	$—

Total	6,031,650	$24.36	5,974,261

(1)

The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards and the exercise of stock appreciation rights, their tax withholding obligations.

(2)

In June 2018, our Board of Directors authorized the repurchase of up to $350.0 million of our common stock as publicly announced in a press release issued on June 14, 2018. As of February 28, 2019, the total amount authorized by the Board of Directors had been utilized.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

1.1	Underwriting Agreement, dated as of January 9, 2018, between the Company and BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several underwriters listed therein.	8-K	1.1	1/17/2018

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/2009

4.4	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.5	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.6	Form of 3.950% Senior Notes due 2028 (included in the Officers’ Certificate filed as Exhibit 4.10).	8-K	4.1	1/17/2018

4.7	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

10.1†	Agreement and Release dated December 17, 2018.	8-K	10.1	12/20/2018

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management compensatory plan, contract or arrangement
*	Filed or furnished herewith
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

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

JABIL INC. Registrant

Date: April 4, 2019	By:	/S/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: April 4, 2019	By:	/S/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer