Form 10-Q
period 2019-05-31
JABIL INC
filed 2019-06-28
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JBL	New York Stock Exchange

As of June 21, 2019, there were 152,927,423 shares of the registrant’s Common Stock outstanding.

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	May 31, 2019 (Unaudited)	August 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$694,086	$1,257,949
Accounts receivable, net of allowance for doubtful accounts of $16,951 as of May 31, 2019 and $15,181 as of August 31, 2018	2,696,599	1,693,268
Contract assets	899,482	—
Inventories, net	3,159,369	3,457,706
Prepaid expenses and other current assets	524,833	1,141,000

Total current assets	7,974,369	7,549,923
Property, plant and equipment, net of accumulated depreciation of $3,993,635 as of May 31, 2019 and $3,646,945 as of August 31, 2018	3,335,837	3,198,016
Goodwill	624,474	627,745
Intangible assets, net of accumulated amortization of $329,189 as of May 31, 2019 and $307,178 as of August 31, 2018	266,205	279,131
Deferred income taxes	202,556	218,252
Other assets	205,336	172,574

Total assets	$12,608,777	$12,045,641

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$454,830	$25,197
Accounts payable	4,826,333	4,942,932
Accrued expenses	2,586,052	2,262,744

Total current liabilities	7,867,215	7,230,873
Notes payable and long-term debt, less current installments	2,476,842	2,493,502
Other liabilities	145,750	94,617
Income tax liabilities	136,400	148,884
Deferred income taxes	115,370	114,385

Total liabilities	10,741,577	10,082,261

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 259,812,625 and 257,130,145 shares issued and 152,926,887 and 164,588,172 shares outstanding as of May 31, 2019 and August 31, 2018, respectively	260	257
Additional paid-in capital	2,279,409	2,218,673
Retained earnings	1,996,901	1,760,097
Accumulated other comprehensive loss	(50,005)	(19,399)
Treasury stock at cost, 106,885,738 and 92,541,973 shares as of May 31, 2019 and August 31, 2018, respectively	(2,371,592)	(2,009,371)

Total Jabil Inc. stockholders’ equity	1,854,973	1,950,257
Noncontrolling interests	12,227	13,123

Total equity	1,867,200	1,963,380

Total liabilities and equity	$12,608,777	$12,045,641

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net revenue	$6,135,602	$5,436,952	$18,708,867	$16,323,585
Cost of revenue	5,691,803	5,038,725	17,290,544	15,058,940

Gross profit	443,799	398,227	1,418,323	1,264,645
Operating expenses:
Selling, general and administrative	274,482	252,487	834,750	789,482
Research and development	11,449	10,082	32,747	27,535
Amortization of intangibles	7,610	10,040	23,033	29,909
Restructuring and related charges	9,340	12,647	16,182	29,462

Operating income	140,918	112,971	511,611	388,257
Other expense	14,084	10,139	39,391	26,506
Interest income	(6,758)	(4,499)	(15,897)	(13,323)
Interest expense	50,514	36,178	139,326	110,220

Income before income tax	83,078	71,153	348,791	264,854
Income tax expense	39,046	28,451	113,078	120,705

Net income	44,032	42,702	235,713	144,149
Net income attributable to noncontrolling interests, net of tax	550	161	1,277	505

Net income attributable to Jabil Inc.	$43,482	$42,541	$234,436	$143,644

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.28	$0.25	$1.50	$0.83

Diluted	$0.28	$0.25	$1.47	$0.81

Weighted average shares outstanding:
Basic	152,889	170,514	156,384	174,013

Diluted	155,678	173,279	159,036	176,997

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net income	$44,032	$42,702	$235,713	$144,149
Other comprehensive loss:
Change in foreign currency translation	(18,548)	(40,640)	(5,636)	(19,720)
Change in derivative instruments:
Change in fair value of derivatives	(20,179)	(5,944)	(36,262)	22,453
Adjustment for net (gains) losses realized and included in net income	(1,728)	(13,890)	15,958	(28,974)

Total change in derivative instruments	(21,907)	(19,834)	(20,304)	(6,521)

Unrealized gain (loss) on available for sale securities	3,703	(202)	(4,769)	(2,016)
Actuarial gain (loss)	—	—	103	(431)

Total other comprehensive loss	(36,752)	(60,676)	(30,606)	(28,688)

Comprehensive income (loss)	$7,280	$(17,974)	$205,107	$115,461
Comprehensive income attributable to noncontrolling interests	550	161	1,277	505

Comprehensive income (loss) attributable to Jabil Inc.	$6,730	$(18,135)	$203,830	$114,956

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Total stockholders’ equity, beginning balances	$1,858,852	$2,294,346	$1,963,380	$2,368,344

Common stock:
Beginning balances	260	257	257	253
Shares issued under employee stock purchase plan	—	—	1	1
Vesting of restricted stock	—	—	2	3

Ending balances	260	257	260	257

Additional paid-in capital:
Beginning balances	2,264,966	2,176,764	2,218,673	2,104,203
Shares issued under employee stock purchase plan	(5)	6	14,582	12,844
Vesting of restricted stock	—	—	(2)	(3)
Recognition of stock-based compensation	14,448	14,636	46,156	74,362

Ending balances	2,279,409	2,191,406	2,279,409	2,191,406

Retained earnings:
Beginning balances	1,966,100	1,802,372	1,760,097	1,730,893
Declared dividends	(12,681)	(13,992)	(38,487)	(43,616)
Cumulative effect adjustment for adoption of new accounting standards	—	—	40,855	—
Net income attributable to Jabil Inc.	43,482	42,541	234,436	143,644

Ending balances	1,996,901	1,830,921	1,996,901	1,830,921

Accumulated other comprehensive (loss) income:
Beginning balances	(13,253)	86,608	(19,399)	54,620
Other comprehensive loss	(36,752)	(60,676)	(30,606)	(28,688)

Ending balances	(50,005)	25,932	(50,005)	25,932

Treasury stock:
Beginning balances	(2,370,898)	(1,783,906)	(2,009,371)	(1,536,455)
Purchases of treasury stock under employee stock plans	(694)	(183)	(11,898)	(22,526)
Treasury shares purchased	—	(91,286)	(350,323)	(316,394)

Ending balances	(2,371,592)	(1,875,375)	(2,371,592)	(1,875,375)

Noncontrolling interests:
Beginning balances	11,677	12,251	13,123	14,830
Net income attributable to noncontrolling interests	550	161	1,277	505
Acquisition of noncontrolling interests	—	—	1,112	—
Disposition of noncontrolling interests	—	—	(1,785)	—
Declared dividends to noncontrolling interests	—	—	(1,500)	(2,920)
Foreign currency adjustments attributable to noncontrolling interests	—	5	—	2

Ending balances	12,227	12,417	12,227	12,417

Total stockholders’ equity, ending balances	$1,867,200	$2,185,558	$1,867,200	$2,185,558

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2019	May 31, 2018
Cash flows provided by (used in) operating activities:
Net income	$235,713	$144,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	574,922	583,646
Restructuring and related charges	(3,555)	14,838
Recognition of stock-based compensation expense and related charges	47,452	74,977
Deferred income taxes	14,008	(39,762)
Provision for allowance for doubtful accounts	10,734	20,577
Other, net	34,204	(4,059)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(528,597)	(1,692,208)
Contract assets	(865,408)	—
Inventories	349,252	(379,658)
Prepaid expenses and other current assets	6,910	(98,160)
Other assets	(16,700)	(21,542)
Accounts payable, accrued expenses and other liabilities	253,721	20,897

Net cash provided by (used in) operating activities	112,656	(1,376,305)

Cash flows (used in) provided by investing activities:
Acquisition of property, plant and equipment	(789,226)	(819,167)
Proceeds and advances from sale of property, plant and equipment	167,653	246,370
Cash paid for business and intangible asset acquisitions, net of cash	(153,239)	(109,664)
Cash receipts on sold receivables	96,846	1,571,156
Other, net	(26,129)	(2,360)

Net cash (used in) provided by investing activities	(704,095)	886,335

Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	9,482,468	6,847,756
Payments toward debt agreements	(9,073,684)	(6,472,728)
Payments to acquire treasury stock	(350,323)	(316,394)
Dividends paid to stockholders	(39,736)	(44,274)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	14,582	12,844
Treasury stock minimum tax withholding related to vesting of restricted stock	(11,898)	(22,526)
Other, net	(1,500)	(11,876)

Net cash provided by (used in) financing activities	19,909	(7,198)

Effect of exchange rate changes on cash and cash equivalents	7,667	(15,259)

Net decrease in cash and cash equivalents	(563,863)	(512,427)
Cash and cash equivalents at beginning of period	1,257,949	1,189,919

Cash and cash equivalents at end of period	$694,086	$677,492

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Jabil Inc. (the “Company”) has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of the Company for the fiscal year ended August 31, 2018. Results for the nine months ended May 31, 2019 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2019.

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

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Restricted stock units	1,345	2,129	1,338	2,136

Dividends

The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2019 and 2018 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018
	January 24, 2019	$0.08	$12,706	February 15, 2019	March 1, 2019
	April 18, 2019	$0.08	$12,681	May 15, 2019	June 3, 2019
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017
	January 25, 2018	$0.08	$14,272	February 15, 2018	March 1, 2018
	April 19, 2018	$0.08	$13,991	May 15, 2018	June 1, 2018

3. Inventories

Inventories consist of the following (in thousands):

	May 31, 2019	August 31, 2018
Raw materials	$2,388,902	$2,070,569
Work in process	501,168	788,742
Finished goods	333,224	659,335
Reserve for excess and obsolete inventory	(63,925)	(60,940)

Inventories, net	$3,159,369	$3,457,706

4. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	May 31, 2019	August 31, 2018
Contract liabilities	$544,831	$—
Deferred income	—	691,365
Accrued compensation and employee benefits	549,598	570,400
Other accrued expenses	1,491,623	1,000,979

Accrued expenses	$2,586,052	$2,262,744

5. Stock-Based Compensation and Share Repurchases

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Restricted stock units and stock appreciation rights	$12,592	$13,457	$41,247	$69,916
Employee stock purchase plan	1,914	1,581	6,205	5,368
Other(1)	—	—	—	7,538

Total	$14,506	$15,038	$47,452	$82,822

(1)	Represents a one-time cash-settled stock award that vested on November 30, 2017.

As of May 31, 2019, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 12,021,729.

Restricted Stock Units

Certain key employees have been granted time-based, performance-based and market-based restricted stock units. The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2019 and 2018, the Company awarded approximately 1.6 million and 1.4 million time-based restricted stock units, respectively, 0.4 million and 0.4 million performance-based restricted stock units, respectively and 0.4 million and 0.4 million market-based restricted stock units, respectively.

The following represents the stock-based compensation information for the period indicated (in thousands):

Nine months ended
May 31, 2019
Unrecognized stock-based compensation expense—restricted stock units	$53,987
Remaining weighted-average period for restricted stock units expense	1.4 years

Common Stock Outstanding

The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Common stock outstanding:
Beginning balances	152,878,329	172,063,230	164,588,172	177,727,653
Shares issued upon exercise of stock options	—	—	11,348	29,688
Shares issued under employee stock purchase plan	(215)	261	692,110	575,777
Vesting of restricted stock	73,095	24,232	1,979,022	2,718,379
Purchases of treasury stock under employee stock plans	(24,322)	(6,567)	(489,158)	(790,598)
Treasury shares purchased(1)	—	(3,281,412)	(13,854,607)	(11,461,155)

Ending balances	152,926,887	168,799,744	152,926,887	168,799,744

(1)

In June 2018, the Company’s Board of Directors authorized the repurchase of up to $350.0 million of the Company’s common stock (the “2018 Share Repurchase Program”). The 2018 Share Repurchase Program expires August 31, 2019. As of May 31, 2019, the total amount authorized by the Board of Directors had been repurchased.

6. Concentration of Risk and Segment Data

Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2019, the Company’s five largest customers accounted for approximately 43% of its net revenue and 82 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net revenue
EMS	$3,988,489	$3,161,626	$11,296,319	$8,894,174
DMS	2,147,113	2,275,326	7,412,548	7,429,411

	$6,135,602	$5,436,952	$18,708,867	$16,323,585

Segment income and reconciliation of income before income tax
EMS	$130,869	$121,563	$303,618	$302,556
DMS	54,896	28,499	326,866	253,322

Total segment income	$185,765	$150,062	$630,484	$555,878
Reconciling items:
Amortization of intangibles	(7,610)	(10,040)	(23,033)	(29,909)
Stock-based compensation expense and related charges	(14,506)	(15,038)	(47,452)	(82,822)
Restructuring and related charges	(9,340)	(12,647)	(16,182)	(29,462)
Distressed customer charge	—	—	—	(14,706)
Business interruption and impairment charges, net(1)	—	634	2,860	(10,722)
Acquisition and integration charges	(13,391)	—	(35,066)	—
Other expense	(14,084)	(10,139)	(39,391)	(26,506)
Interest income	6,758	4,499	15,897	13,323
Interest expense	(50,514)	(36,178)	(139,326)	(110,220)

Income before income tax	$83,078	$71,153	$348,791	$264,854

(1)

Charges, net of insurance proceeds of $5.0 million for the three months ended May 31, 2018, and $2.9 million and $21.4 million for the nine months ended May 31, 2019 and 2018, respectively, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

As of May 31, 2019, the Company operated in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale.

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Foreign source revenue	86.5%	91.2%	89.2%	91.8%

7. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding as of May 31, 2019 and August 31, 2018 are summarized below (in thousands):

	Maturity Date	May 31, 2019	August 31, 2018
5.625% Senior Notes	Dec 15, 2020	$398,663	$397,995
4.700% Senior Notes	Sep 15, 2022	497,841	497,350
4.900% Senior Notes	Jul 14, 2023	298,996	298,814
3.950% Senior Notes	Jan 12, 2028	494,670	494,208
Borrowings under credit facilities(1)	Nov 8, 2022 and Aug 24, 2020	429,648	—
Borrowings under loans	Nov 8, 2022 and Aug 24, 2020	811,854	830,332

Total notes payable and long-term debt		2,931,672	2,518,699
Less current installments of notes payable and long-term debt		454,830	25,197

Notes payable and long-term debt, less current installments		$2,476,842	$2,493,502

(1)	As of May 31, 2019, the Company has $2.0 billion in available unused borrowing capacity under its revolving credit facilities.

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of May 31, 2019 and August 31, 2018, the Company was in compliance with its debt covenants.

Fair Value

The estimated fair values of the Company’s publicly traded debt, including the 5.625%, 4.700% and 3.950% Senior Notes, were approximately $416.5 million, $517.9 million and $480.1 million, respectively, as of May 31, 2019. The fair value estimates are based upon observable market data (Level 2 criteria). The estimated fair value of the Company’s private debt, the 4.900% Senior Notes, was approximately $311.2 million, as of May 31, 2019. This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows (Level 3 criteria). The carrying amounts of borrowings under credit facilities and under loans approximate fair value as interest rates on these instruments approximate current market rates.

8. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under a foreign asset-backed securitization program, a North American asset-back securitization program and uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2019 and 2018 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The adoption of Accounting Standards Update No. 2016-15 (“ASU 2016-15”) described in Note 14, New Accounting Guidance, resulted in a reclassification of cash flows from operating activities to investing activities in the Company’s Condensed Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable (i.e. beneficial interest) on asset-backed securitization transactions. In addition, the beneficial interest of $162.2 million and $1.5 billion for the nine months ended May 31, 2019 and 2018, respectively, obtained in exchange for securitized receivables are reported as non-cash investing activities.

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

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. The previously sold trade accounts receivable were recorded at fair market value. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected. The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of May 31, 2019.

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

On November 27, 2018, the Company entered into a new North American asset-backed securitization program. The Company continuously sells designated pools of trade accounts receivable under its new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, $204.4 million in receivables are pledged as collateral to the unaffiliated financial institution as of May 31, 2019.

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019(4)	May 31, 2018
Trade accounts receivable sold	$1,036	$1,913	$2,864	$6,362
Cash proceeds received(1)	$1,029	$1,379	$2,845	$5,821
Pre-tax losses on sale of receivables(2)	$7	$4	$19	$11
Deferred purchase price receivables as of May 31(3)	$—	$530	$—	$530

(1)	For the three months and nine months ended May 31, 2019 and 2018, the amount primarily represented proceeds from collections reinvested in revolving-period transfers.
(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.
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

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of May 31, 2019 and August 31, 2018, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	November 30, 2019(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$100.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2020(5)
G	$50.0		Uncommitted	February 23, 2023(2)
H	$100.0		Uncommitted	August 10, 2019(6)
I	$100.0		Uncommitted	July 21, 2019(7)
J	$740.0		Uncommitted	February 28, 2020(8)
K	$110.0		Uncommitted	April 11, 2020(9)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended each year through February 28, 2024 unless either party provides 90 days notice of termination.
(9)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Trade accounts receivable sold	$1,548	$1,301	$5,101	$4,035
Cash proceeds received	$1,541	$1,296	$5,079	$4,025
Pre-tax losses on sale of receivables(1)	$7	$5	$22	$10

(1)	Recorded to other expense within the Condensed Consolidated Statement of Operations.

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component for the nine months ended May 31, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial (Loss) Gain	Prior Service Cost	Available for Sale Securities	Total
Balance as of August 31, 2018	$7,431	$8,116	$(25,021)	$(643)	$(9,282)	(19,399)
Other comprehensive (loss) income before reclassifications	(5,636)	(36,262)	103	—	(4,769)	(46,564)
Amounts reclassified from AOCI	—	15,958	—	—	—	15,958

Other comprehensive (loss) income(1)	(5,636)	(20,304)	103	—	(4,769)	(30,606)

Balance as of May 31, 2019	$1,795	$(12,188)	$(24,918)	$(643)	$(14,051)	$(50,005)

(1)	Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended		Nine months ended
Comprehensive Income Components	Financial Statement Line Item	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Unrealized losses (gains) on derivative instruments:
Foreign exchange contracts	Cost of revenue	$(1,298)	$(10,459)	$17,248	$(20,519)
Interest rate contracts	Interest expense	(430)	(3,431)	(1,290)	(8,455)

Total amounts reclassified from AOCI (1)(2)		$(1,728)	$(13,890)	$15,958	$(28,974)

(1)	The Company expects to reclassify $0.5 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)

Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2019. The amounts for the three months and nine months ended May 31, 2018, include a reduction to income tax expense related to derivative instruments of $3.0 million and $10.0 million, respectively.

10. Commitments and Contingencies

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for fiscal years 2009 through 2011 and issued a Revenue Agent’s Report (“RAR”) on May 27, 2015, which was updated on June 22, 2016. The IRS completed its field examination of the Company’s tax returns for fiscal years 2012 through 2014 and issued an RAR on April 19, 2017. The proposed adjustments in the RAR from both examination periods relate primarily to U.S. taxation of certain intercompany transactions. On May 8, 2019, the tax return audits for fiscal years 2009 through 2014 were effectively settled when the Company agreed to the IRS Office of Appeals’ Form 870-AD (Offer to Waive Restrictions on Assessment and Collection of Tax Deficiency and to Accept Overassessment) adjustments, which were substantially lower than the initial RAR proposed adjustments. The settlement did not have a material effect on the Company’s financial position, results of operations, or cash flows and no additional tax liabilities were recorded.

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $135.9 million and $293.4 million as of May 31, 2019 and August 31, 2018, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2019 and February 29, 2020.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of May 31, 2019 and August 31, 2018, was $2.1 billion and $2.3 billion, respectively.

The following table presents the fair values of the Company’s derivative instruments recorded in the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes as of May 31, 2019 and August 31, 2018 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value as of May 31, 2019(1)	Fair Value as of August 31, 2018(1)	Balance Sheet Location	Fair Value as of May 31, 2019(1)	Fair Value as of August 31, 2018(1)
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$644	$225	Accrued expenses	$3,853	$13,364
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$5,216	$10,125	Accrued expenses	$26,851	$46,171

(1)	Classified as Level 2 in the fair-value hierarchy.

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

The following table presents the net gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Gain on Derivatives Recognized in Net Income	Amount of (Loss) Gain Recognized in Net Income on Derivatives
		Three months ended		Nine months ended
		May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Forward foreign exchange contracts(1)	Cost of revenue	$(33,476)	$(19,785)	$9,332	$25,959

(1)

During the three months ended May 31, 2019 and 2018, the Company recognized $28.3 million and $23.1 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. During the nine months ended May 31, 2019 and 2018, the Company recognized $24.3 million and $12.5 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.

Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

The following table presents the interest rate swaps outstanding as of May 31, 2019, which have been designated as hedging instruments and accounted for as cash flow hedges:

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount (in millions)	Effective Date	Expiration Date (1)
Forward Interest Rate Swap
Anticipated Debt Issuance	Fixed	$200.0	October 22, 2018	December 15, 2020	(2)
Interest Rate Swaps(3)
2017 Term Loan Facility	Variable	$200.0	September 30, 2016	June 30, 2019
2017 Term Loan Facility	Variable	$200.0	October 11, 2018	August 31, 2020
2018 Term Loan Facility	Variable	$350.0	August 24, 2018	August 24, 2020

(1)	The contracts will be settled with the respective counterparties on a net basis at the expiration date for the forward interest rate swap and at each settlement date for the interest rate swaps.
(2)	If the anticipated debt issuance occurs before December 15, 2020, the contracts will be terminated simultaneously with the debt issuance.
(3)

The Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR for the $500.0 million Term Loan Facility, expiring on November 8, 2022 (the “2017 Term Loan Facility”), for which $400.0 million is hedged, and based on the three-month LIBOR for the $350.0 million Term Loan Facility, which expires on August 24, 2020 (the “2018 Term Loan Facility”).

12. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Employee severance and benefit costs	$6,513	$5,058	$15,460	$11,048
Lease costs	(50)	1,589	(41)	1,596
Asset write-off costs	(343)	5,575	(3,555)	14,838
Other costs	3,220	425	4,318	1,980

Total restructuring and related charges(1)	$9,340	$12,647	$16,182	$29,462

(1)

Includes $7.6 million and $4.6 million recorded in the EMS segment, $0.0 million and $5.8 million recorded in the DMS segment and $1.7 million and $2.2 million of non-allocated charges for the three months ended May 31, 2019 and 2018, respectively. Includes $12.3 million and $12.6 million recorded in the EMS segment, $2.1 million and $13.8 million recorded to the DMS segment and $1.8 million and $3.1 million of non-allocated charges for the nine months ended May 31, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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

The 2017 Restructuring Plan, totaling $195.0 million in restructuring and other related costs, is substantially complete as of May 31, 2019.

The table below summarizes the Company’s liability activity, primarily associated with the 2017 Restructuring Plan

(in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2018	$18,131	$2,684	$—	$522	$21,337
Restructuring related charges	15,460	(41)	(3,555)	1,469	13,333
Asset write-off charge and other non-cash activity	(331)	—	3,555	(14)	3,210
Cash payments	(23,811)	(450)	—	(1,275)	(25,536)

Balance as of May 31, 2019	$9,449	$2,193	$—	$702	$12,344

13. Business Acquisitions

Fiscal year 2019

During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.

On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, the Company completed the initial closing and second closing, respectively, of its acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for both the initial closing and second closing was approximately $153.2 million in cash, which remains subject to certain post-closing adjustments. The acquisition of the JJMD assets has been accounted for as a business combination using the acquisition method of accounting. Total assets acquired of $163.6 million and total liabilities assumed of $10.4 million were recorded at their estimated fair values as of the acquisition dates. The final closings, which are subject to customary closing conditions, are expected to occur during fiscal year 2020.

The Company is currently evaluating the fair values of the assets and liabilities related to this business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 25, 2019 for the initial closing and April 29, 2019 for the second closing. The Company believes it is impracticable to provide pro forma information for the acquisition of the JJMD assets.

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

During fiscal year 2016, the FASB issued a new accounting standard to address the presentation of certain transactions within the statement of cash flows with the objective of reducing the existing diversity in practice. This standard was adopted on September 1, 2018 on a retrospective basis and resulted in a reclassification of cash flows from operating activities to investing activities in the Company’s Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable on asset-backed securitization transactions. The increase in cash flow from investing activities and the corresponding decrease to cash flow from operating activities upon adoption of the standard was $96.8 million and $1.6 billion for the nine months ended May 31, 2019 and 2018, respectively.

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

During the second quarter of fiscal year 2018, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company applied SAB 118 and provided required disclosures in Note 15—“Income Taxes.”

Recently Issued Accounting Guidance

During fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the Consolidated Balance Sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early application of the new standard is permitted and the standard must be adopted using a modified retrospective approach. The Company intends to elect the package of practical expedients offered, which allows entities to not reassess: i) whether any contracts prior to the adoption date are or contain leases, ii) lease classification, and iii) whether capitalized initial direct costs continue to meet the definition of initial direct costs under the new guidance. In preparation for the adoption, the Company is implementing a new lease accounting system. While the Company is currently evaluating accounting policy elections and assessing overall impacts this new standard will have on its Consolidated Financial Statements, the new guidance is expected to have a material impact on the consolidated balance sheets upon adoption, primarily due to the recognition of right-of-use assets and operating lease liabilities.

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

15. Income Taxes

Tax Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the corporate tax rate, limited or eliminated certain tax deductions, and changed the taxation of foreign earnings of U.S. multinational companies. The enacted changes include a mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries and will effectively tax such income at reduced tax rates (“transition tax”). As a result of the one-time transition tax, the Company will have a substantial amount of previously taxed earnings that can be distributed to the U.S. without additional U.S. taxation. Additionally, the Tax Act provides for a 100% dividends received deduction for dividends received by U.S. corporations from 10-percent or more owned foreign corporations. During the fiscal year ended August 31, 2018, the Company made reasonable estimates related to certain impacts of the Tax Act and, in accordance with SAB 118, recorded a net provisional income tax expense (benefit). In the second quarter of fiscal year 2019, the Company completed its accounting for the effects of the Tax Act under SAB 118 based on the analysis, interpretations and guidance available at that time. There may be future adjustments based on changes in interpretations, legislative updates or final regulations under the Tax Act, changes in accounting standards for income taxes, or changes in estimates the Company utilized to calculate the transitional impact. During the first quarter of fiscal year 2019, the Company elected to record the Global Intangible Low-Taxed Income effects as a period cost.

The following table summarizes the tax expense (benefit) related to the Tax Act recognized during the SAB 118 measurement period (in millions):

	One-time transition tax, inclusive of unrecognized tax benefits (1)	Re-measurement of the Company’s U.S. deferred tax attributes	Change in indefinite reinvestment assertion (2)	Other	Income tax expense (benefit)
Provisional income tax expense (benefit)—recognized in fiscal year 2018	$65.9	$(10.5)	$85.0	$1.9	$142.3
Income tax expense (benefit) adjustment—recognized in fiscal year 2019	$(14.9)	$1.6	$—	$—	$(13.3)

Income tax expense (benefit) related to the Tax Act through November 30, 2018	$51.0	$(8.9)	$85.0	$1.9	$129.0

(1)

The calculation of the one-time transition tax is based upon estimates of post-1986 earnings and profits, applicable foreign tax credits and relevant limitations, utilization of U.S. federal net operating losses and tax credits and the amount of foreign earnings held in cash and non-cash assets. The adjustment during the first quarter of fiscal year 2019 was primarily related to further analysis of the Company’s utilization of foreign tax credits and applicable limitations. No other material adjustments were made to the net provisional income tax expense recognized in fiscal year 2018 related to the Tax Act under SAB 118.

(2)

The liability recorded for a change in the indefinite reinvestment assertion on certain earnings from the Company’s foreign subsidiaries is primarily associated with foreign withholding taxes that would be incurred upon such future remittances of cash. The Company intends to indefinitely reinvest the remaining earnings from the Company’s foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis differences which are indefinitely reinvested.

Effective Income Tax Rate

The U.S. federal statutory income tax rate and the Company’s effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
U.S. federal statutory income tax rate	21.0%	25.7%	21.0%	25.7%
Effective income tax rate	47.0%	40.0%	32.4%	45.6%

The effective tax rate during the three months and nine months ended May 31, 2019, differed from the U.S. federal statutory rate primarily due to: (i) losses in tax jurisdictions with existing valuation allowances; and (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam. In addition, the nine months ended May 31, 2019 included adjustments to amounts previously recorded for the Tax Act.

The effective tax rate differed from the blended U.S. federal statutory rate during the nine months ended May 31, 2018 primarily due to the Tax Act, including the one-time mandatory deemed repatriation tax and the re-measurement of the Company’s U.S. deferred tax attributes of $30.9 million, partially offset by a reduction in unrecognized tax benefits of $16.1 million for the lapse of statute in a non-U.S. jurisdiction. Other primary drivers for the difference between the effective tax rate and the blended U.S. federal statutory rate during the three months and nine months ended May 31, 2018 are: (i) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (ii) losses in tax jurisdictions with existing valuation allowances, including losses from stock-based compensation for the nine months ended May 31, 2018.

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

The following table presents the effect of the adoption of the new revenue guidance on the Condensed Consolidated Balance Sheets as of May 31, 2019 (in thousands):

	May 31, 2019
	As reported	Balance without the adoption of ASU 2014-09
Assets
Contract assets (1)	$899,482	$—
Inventories, net (1)	$3,159,369	$3,901,192
Prepaid expenses and other current assets (1)(2)	$524,833	$523,866
Deferred income taxes (1)	$202,556	$207,752
Liabilities
Contract liabilities(2)(3)	$544,831	$—
Deferred income(2)(3)(4)	$—	$544,012
Other accrued expenses (3)(4)	$1,491,623	$1,486,706
Deferred income taxes(1)	$115,370	$110,984
Equity
Retained earnings (1)(2)	$1,996,901	$1,853,592

(1)	Differences primarily relate to the timing of revenue recognition for over time customers and certain balance sheet reclassifications.
(2)	Differences primarily relate to the timing of recognition and recovery of fulfillment costs and certain balance sheet reclassifications.
(3)	Included within accrued expenses on the Condensed Consolidated Balance Sheets.
(4)	Differences included in contract liabilities as of September 1, 2018.

The following table presents the effect of the adoption of the new revenue guidance on the Consolidated Statement of Operations for the three months and nine months ended May 31, 2019 (in thousands):

	Three months ended		Nine months ended
	May 31, 2019		May 31, 2019
	As reported	Balance without the adoption of ASU 2014-09	As reported	Balance without the adoption of ASU 2014-09
Net revenue (1)	$6,135,602	$6,072,984	$18,708,867	$18,302,187
Cost of revenue (2)	$5,691,803	$5,665,654	$17,290,544	$16,982,850
Operating income	$140,918	$104,449	$511,611	$412,625
Income tax expense	$39,046	$38,015	$113,078	$114,798
Net income	$44,032	$8,594	$235,713	$135,007

(1)	Differences primarily relate to the timing of revenue recognition for over-time customers and to the recovery of fulfillment costs.
(2)	Differences primarily relate to the timing of cost recognition for over-time customers and the recognition of fulfillment costs.

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended			Nine months ended
	May 31, 2019			May 31, 2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$699,825	$1,156,213	$1,856,038	$1,957,349	$4,722,696	$6,680,045
Over time	$3,288,664	$990,900	$4,279,564	$9,338,970	$2,689,852	$12,028,822

Total	$3,988,489	$2,147,113	$6,135,602	$11,296,319	$7,412,548	$18,708,867

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

The Company reviews contract assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable after considering factors such as the age of the balances and the financial stability of the customer. No impairment costs related to contract assets were recognized during the three months and nine months ended May 31, 2019.

Revenue recognized during the nine months ended May 31, 2019 that was included in the contract liability balance as of September 1, 2018 was $350.9 million.

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

The Company assesses the capitalized fulfillment costs for impairment at the end of each reporting period. The Company will recognize an impairment loss to the extent the carrying amount of the capitalized costs exceeds the recoverable amount. Recoverability is assessed by considering the capitalized fulfillment costs in relation to the forecasted profitability of the related manufacturing performance obligations. As of May 31, 2019, capitalized costs to fulfill are $74.4 million. Amortization of fulfillment costs was $9.8 million and $29.7 million, respectively, for the three months and nine months ended May 31, 2019. No impairments related to fulfillments costs were recognized during the three months and nine months ended May 31, 2019.

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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue for the nine months ended May 31, 2019, our largest customers include Amazon.com, Inc., Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico Group, Keysight Technologies, LM Ericsson Telephone Company, NetApp, Inc., and Nokia Networks.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 86.5% and 89.2%, of net revenue from our international operations for the three months and nine months ended May 31, 2019. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is typically a lower-margin but high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, cloud, computing and storage, defense and aerospace, industrial and energy, networking and telecommunications, print and retail, and smart home and appliances industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences and technologies. Our DMS segment is typically a higher-margin business and includes customers primarily in the edge devices and accessories, healthcare, mobility and packaging industries.

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.

Summary of Results

The following table sets forth, for the three months and nine months ended May 31, 2019 and 2018, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net revenue	$6,135,602	$5,436,952	$18,708,867	$16,323,585
Gross profit	$443,799	$398,227	$1,418,323	$1,264,645
Operating income	$140,918	$112,971	$511,611	$388,257
Net income attributable to Jabil Inc.	$43,482	$42,541	$234,436	$143,644
Earnings per share—basic	$0.28	$0.25	$1.50	$0.83
Earnings per share—diluted	$0.28	$0.25	$1.47	$0.81

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2019	February 28, 2019	November 30, 2018	August 31, 2018
Sales cycle(1)	27 days	25 days	16 days	1 day
Inventory turns (annualized)(2)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable(3)	39 days	38 days	38 days	26 days
Days in inventory(4)	64 days	65 days	60 days	58 days
Days in accounts payable(5)	76 days	78 days	82 days	83 days

(1)

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.

(2)

In connection with the adoption of Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606), inventory turns are calculated based on inventory and contract asset balances for the three months ended May 31, 2019, February 28, 2019 and November 30, 2018.

(3)

During the three months ended November 30, 2018, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable primarily driven by the amended and new securitization programs and higher sales and timing of collections.

(4)

In connection with the adoption of ASU 2014-09, days in inventory are calculated based on inventory and contract asset balances for the three months ended May 31, 2019, February 28, 2019 and November 30, 2018. During the three months ended February 28, 2019, days in inventory increased from the prior sequential quarter to support anticipated ramps and expected sales levels in the second half of fiscal year 2019 and due to the acquisition of Johnson & Johnson Medical Devices Companies (“JJMD”) facilities at the end of February. During the three months ended November 30, 2018, days in inventory increased from the prior sequential quarter to support expected sales levels in the second quarter of fiscal year 2019.

(5)

During the three months ended May 31, 2019, the decrease in days in accounts payable from the prior sequential quarter was primarily due to timing of purchases and cash payments for purchases during the quarter. During the three months ended February 28, 2019, the decrease in days in accounts payable from the prior sequential quarter was primarily due to lower materials purchases during the quarter and timing of purchases and cash payments for purchases during the quarter.

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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	Change	May 31, 2019	May 31, 2018	Change
Net revenue	$6,135.6	$5,437.0	12.9%	$18,708.9	$16,323.6	14.6%

Net revenue increased during the three months ended May 31, 2019, compared to the three months ended May 31, 2018. Specifically, the EMS segment revenues increased 26% primarily due to (i) a 9% increase in revenues from new customers within our cloud business, (ii) a 9% increase in revenues from existing customers within our industrial and energy business, (iii) an 8% increase in revenues from customers within our networking and telecommunications business and (iv) a 6% increase in revenues from existing customers within our print and retail business. The increase is partially offset by a 6% decrease from existing customers within our computing and storage business and capital equipment business, which we expect to remain weak into the second half of calendar year 2020. DMS segment revenues decreased 6% due to a 15% decrease in revenues from customers within our mobility business as a result of decreased end user product demand, which we expect to remain weak for the balance of the fiscal year. The decrease was partially offset by a 9% increase in revenues from existing customers in our healthcare business.

Net revenue increased during the nine months ended May 31, 2019, compared to the nine months ended May 31, 2018. Specifically, the EMS segment revenues increased 27% primarily due to (i) a 9% increase in revenues from customers within our networking and telecommunications business, (ii) a 9% increase in revenues from new customers within our cloud business, (iii) a 9% increase in revenues from existing customers within our industrial and energy business and (iv) a 5% increase in revenues from existing customers within our print and retail business. The increase is partially offset by a 5% decrease from existing customers within our computing and storage business and capital equipment business. DMS segment revenues remained consistent due to a 6% increase in revenues from existing customers in our healthcare business. The increase is offset by a 6% decrease in revenue from customers within our mobility business as a result of decreased end user product demand.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
EMS	65%	58%	60%	54%
DMS	35%	42%	40%	46%

Total	100%	100%	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Foreign source revenue	86.5%	91.2%	89.2%	91.8%

Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Gross profit	$443.8	$398.2	$1,418.3	$1,264.6
Percent of net revenue	7.2%	7.3%	7.6%	7.7%

For the three months and nine months ended May 31, 2019, gross profit for our DMS segment increased as a percentage of net revenue due to improved profitability across the various businesses. This increase was offset by a decrease in gross profit as a percentage of net revenue in our EMS segment due to continued weakness in the capital equipment business and ramp costs associated with new business awards. As a result, gross profit remained relatively consistent as a percentage of net revenue during the three months and nine months ended May 31, 2019, compared to the three months and nine months ended May 31, 2018.

Selling, General and Administrative

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	Change	May 31, 2019	May 31, 2018	Change
Selling, general and administrative	$274.5	$252.5	$22.0	$834.8	$789.5	$45.3

Selling, general and administrative expenses increased during the three months ended May 31, 2019, compared to the three months ended May 31, 2018. The increase is predominantly due to (i) $13.4 million in acquisition and integration charges related to our strategic collaboration with a healthcare company and (ii) an $8.6 million increase in salary and salary related expenses and other costs primarily to support new business growth and development.

Selling, general and administrative expenses increased during the nine months ended May 31, 2019, compared to the nine months ended May 31, 2018. The increase is predominantly due to (i) a $42.6 million increase in salary and salary related expenses and other costs primarily to support new business growth and development and (ii) $35.1 million in acquisition and integration charges related to our strategic collaboration with a healthcare company. The increase is partially offset by an additional $32.4 million of stock-based compensation expense recognized during the nine months ended May 31, 2018 as a result of the one-time modification of certain performance-based restricted stock unit awards and a one-time cash-settled award.

Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Research and development	$11.4	$10.1	$32.7	$27.5
Percent of net revenue	0.2%	0.2%	0.2%	0.2%

Research and development expenses remained consistent as a percentage of net revenue during the three months and nine months ended May 31, 2019, compared to the three months and nine months ended May 31, 2018.

Amortization of Intangibles

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	Change	May 31, 2019	May 31, 2018	Change
Amortization of intangibles	$7.6	$10.0	$(2.4)	$23.0	$29.9	$(6.9)

Amortization of intangibles decreased during the three months and nine months ended May 31, 2019, compared to the three months and nine months ended May 31, 2018, primarily due to intangible assets related to the Nypro acquisition, which were fully amortized during fiscal year 2018.

Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in millions):

	Three months ended		Nine months ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Employee severance and benefit costs	$6.5	$5.0	$15.5	$11.1
Lease costs	(0.1)	1.6	(0.1)	1.6
Asset write-off costs	(0.3)	5.6	(3.5)	14.8
Other costs	3.2	0.4	4.3	2.0

Total restructuring and related charges(1)	$9.3	$12.6	$16.2	$29.5

(1)

Includes $7.6 million and $4.6 million recorded in the EMS segment, $0.0 million and $5.8 million recorded in the DMS segment and $1.7 million and $2.2 million of non-allocated charges for the three months ended May 31, 2019 and 2018, respectively. Includes $12.3 million and $12.6 million recorded in the EMS segment, $2.1 million and $13.8 million recorded in the DMS segment and $1.8 million and $3.1 million of non-allocated charges for the nine months ended May 31, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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

The 2017 Restructuring Plan, totaling $195.0 million in restructuring and other related costs, is substantially complete as of May 31, 2019.

See Note 12 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 Restructuring Plan.

Other Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	Change	May 31, 2019	May 31, 2018	Change
Other expense	$14.1	$10.1	$4.0	$39.4	$26.5	$12.9

Other expense increased for the three months ended May 31, 2019, compared to the three months ended May 31, 2018, primarily due to $6.1 million of additional fees associated with the utilization of the foreign and North American asset-backed securitization programs and trade accounts receivable sales programs. This increase was partially offset by $2.1 million of other expense.

Other expense increased for the nine months ended May 31, 2019, compared to the nine months ended May 31, 2018, primarily due to: (i) $20.6 million of additional fees incurred for the amendment of the foreign asset-backed securitization program and the new North American asset-backed securitization program and an increase in fees associated with the utilization of the asset-backed securitization programs and trade accounts receivable sales programs. The increase was partially offset by (i) $5.1 million of other expense and (ii) $2.6 million of costs incurred during the nine months ended May 31, 2018, as a result of the early redemption of the 8.250% Senior Notes due 2018.

Interest Income

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	Change	May 31, 2019	May 31, 2018	Change
Interest income	$6.8	$4.5	$2.3	$15.9	$13.3	$2.6

Interest income increased during the three months and nine months ended May 31, 2019, compared to the three months and nine months ended May 31, 2018, due to increased cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).

Interest Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2019	May 31, 2018	Change	May 31, 2019	May 31, 2018	Change
Interest expense	$50.5	$36.2	$14.3	$139.3	$110.2	$29.1

Interest expense increased during the three months and nine months ended May 31, 2019, compared to the three months and nine months ended May 31, 2018, due to additional borrowings on our credit facilities and higher interest rates. For the three months and nine months ended May 31, 2019, additional borrowings were driven by the timing and scale of our ongoing new business ramps. Additionally, the nine months ended May 31, 2019 was also impacted by the completion of the share repurchase program.

Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2019	May 31, 2018	Change	May 31, 2019	May 31, 2018	Change
Effective tax rate	47.0%	40.0%	7.0%	32.4%	45.6%	(13.2)%

The effective tax rate increased for the three months ended May 31, 2019 compared to the three months ended May 31, 2018, primarily due to decreased income in jurisdictions with low tax rates or existing valuation allowances.

The effective tax rate decreased for the nine months ended May 31, 2019, compared to the nine months ended May 31, 2018, primarily due to $30.9 million of tax expense from the Tax Cuts and Jobs Act of 2017 (“Tax Act”) for the nine months ended May 31, 2018. Refer to Note 15 – “Income Taxes” to the Condensed Consolidated Financial Statements for further information on the Tax Act.

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

Included in the tables below is a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:

	Three months ended		Nine months ended
(in thousands, except for per share data)	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Operating income (U.S. GAAP)	$140,918	$112,971	$511,611	$388,257

Amortization of intangibles	7,610	10,040	23,033	29,909
Stock-based compensation expense and related charges	14,506	15,038	47,452	82,822
Restructuring and related charges	9,340	12,647	16,182	29,462
Distressed customer charge(1)	—	—	—	14,706
Business interruption and impairment charges, net(2)	—	(634)	(2,860)	10,722
Acquisition and integration charges(3)	13,391	—	35,066	—

Adjustments to operating income	44,847	37,091	118,873	167,621

Core operating income (Non-GAAP)	$185,765	$150,062	$630,484	$555,878

Net income attributable to Jabil Inc. (U.S. GAAP)	$43,482	$42,541	$234,436	$143,644
Adjustments to operating income	44,847	37,091	118,873	167,621
Adjustments for taxes(4)	125	(16)	(17,837)	29,037

Core earnings (Non-GAAP)	$88,454	$79,616	$335,472	$340,302

Diluted earnings per share (U.S. GAAP)	$0.28	$0.25	$1.47	$0.81

Diluted core earnings per share (Non-GAAP)	$0.57	$0.46	$2.11	$1.92

Diluted weighted average shares outstanding used in the calculation of earnings per share (U.S. GAAP and Non-GAAP)	155,678	173,279	159,036	176,997

(1)	Charges relate to inventory and other assets charges for a distressed customer.
(2)

Charges, net of insurance proceeds of $5.0 million for the three months ended May 31, 2018, and $2.9 million and $21.4 million for the nine months ended May 31, 2019 and 2018, respectively, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(3)	Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).
(4)

The nine months ended May 31, 2019 includes a $13.3 million income tax benefit for the effects of the Tax Act recorded during the three months ended November 30, 2018. The nine months ended May 31, 2018 includes $30.9 million, which is comprised of the provisional one-time transition tax as required by the Tax Act and the provisional impact of the Tax Act to the re-measurement of U.S. deferred tax attributes.

	Three months ended
(in thousands)	May 31, 2019	May 31, 2018
Numerator:
Operating income (U.S. GAAP)	$140,918	$112,971
Tax effect (1)	(42,490)	(30,717)

After-tax operating income	98,428	82,254
	x4	x4

Annualized after-tax operating income	$393,712	$329,016

Core operating income (Non-GAAP)	$185,765	$150,062
Tax effect (2)	(41,150)	(29,951)

After-tax core operating income	144,615	120,111
	x4	x4

Annualized after-tax core operating income	$578,460	$480,444

Denominator:
Average total Jabil Inc. stockholders’ equity (3)	$1,851,074	$2,227,618
Average notes payable and long-term debt, less current installments (3)	2,479,615	2,152,478
Average current installments of notes payable and long-term debt (3)	315,008	149,024
Average cash and cash equivalents (3)	(721,572)	(809,144)

Net invested capital base	$3,924,125	$3,719,976

Return on Invested Capital (U.S. GAAP)	10.0%	8.8%
Adjustments noted above	4.7%	4.1%
Core Return on Invested Capital (Non-GAAP)	14.7%	12.9%

(1)	The tax effect is calculated by applying the U.S. GAAP effective tax rate for the three months ended May 31, 2019 and 2018 to U.S. GAAP operating income less interest expense.
(2)	The tax effect is calculated by applying the core effective tax rate for the three months ended May 31, 2019 and 2018 to core operating income less interest expense.
(3)	The average is based on the addition of the account balance at the end of the most recently-ended quarter to the account balance at the end of the prior quarter and dividing by two.

Acquisitions and Expansion

During fiscal year 2019, the Company and JJMD entered into a Framework Agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.

On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, we completed the initial closing and second closing, respectively, of our acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for both the initial closing and second closing was approximately $153.2 million in cash, which remains subject to certain post-closing adjustments. The acquisition of the JJMD assets has been accounted for as a business combination using the acquisition method of accounting. Total assets acquired of $163.6 million and total liabilities assumed of $10.4 million were recorded at their estimated fair values as of the acquisition dates. The final closings, which are subject to customary closing conditions, are expected to occur during fiscal year 2020.

We are currently evaluating the fair values of the assets and liabilities related to this business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our condensed consolidated financial results beginning on February 25, 2019 for the initial closing and April 29, 2019 for the second closing. We believe it is impracticable to provide pro forma information for the acquisition of JJMD assets.

Liquidity and Capital Resources

We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities, additional proceeds available under our asset-backed securitization programs and under our uncommitted trade accounts receivable sale programs, cash on hand, funds provided by operations and the access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, approved share repurchase programs, any potential acquisitions and our working capital requirements for the next 12 months. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common stock.

Cash and Cash Equivalents

As of May 31, 2019, we had approximately $694.1 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries.

As a result of the Tax Act and after the one-time transition tax on our historically untaxed foreign earnings, the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. As a result, most of our cash and cash equivalents as of May 31, 2019 could be repatriated to the United States without potential tax consequences.

Notes Payable and Credit Facilities

Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	Borrowings under revolving credit facilities(1)		Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2018	$397,995	$497,350	$298,814	$494,208	$—		$830,332	$2,518,699
Borrowings	—	—	—	—	9,482,468		—	9,482,468
Payments	—	—	—	—	(9,052,402)		(18,885)	(9,071,287)
Other	668	491	182	462	(418)		407	1,792

Balance as of May 31, 2019	$398,663	$497,841	$298,996	$494,670	$429,648		$811,854	$2,931,672

Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Nov 8, 2022 and Aug 24, 2020	(1)	Nov 8, 2022 and Aug 24, 2020
Original Facility/Maximum Capacity	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.4 billion	(1)	$851.7 million

(1)	As of May 31, 2019, we had $2.0 billion in available unused borrowing capacity under our revolving credit facilities.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2019, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected. The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of May 31, 2019.

The North American asset-backed securitization program was terminated on October 9, 2018 and as of this date approximately $500.0 million of accounts receivable sold under the program was exchanged for the outstanding deferred purchase price receivable of $300.0 million and $200.0 million of cash. The previously sold trade accounts receivable were recorded at fair market value.

On November 27, 2018, we entered into a new North American asset-backed securitization program. We continuously sell designated pools of trade accounts receivable under our new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, $204.4 million of receivables are pledged as collateral to the unaffiliated financial institution as of May 31, 2019.

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with our asset-backed securitization programs, during the three months and nine months ended May 31, 2019, we sold $1.0 billion and $2.9 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.0 billion and $2.8 billion, respectively. As of May 31, 2019, we had up to $55.1 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of May 31, 2019 and August 31, 2018, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 8 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	November 30, 2019(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$100.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2019
F	$150.0		Uncommitted	January 25, 2020(5)
G	$50.0		Uncommitted	February 23, 2023(2)
H	$100.0		Uncommitted	August 10, 2019(6)
I	$100.0		Uncommitted	July 21, 2019(7)
J	$740.0		Uncommitted	February 28, 2020(8)
K	$110.0		Uncommitted	April 11, 2020(9)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended each year through February 28, 2024 unless either party provides 90 days notice of termination.
(9)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.

During the three months and nine months ended May 31, 2019, we sold $1.5 billion and $5.1 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $1.5 billion and $5.1 billion, respectively. As of May 31, 2019, we had up to $1.3 billion in available liquidity under our trade accounts receivable sale programs.

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

Cash Flows

The following table sets forth selected consolidated cash flow information (in thousands):

	Nine months ended
	May 31, 2019	May 31, 2018
Net cash provided by (used in) operating activities	$112,656	$(1,376,305)
Net cash (used in) provided by investing activities	(704,095)	886,335
Net cash provided by (used in) financing activities	19,909	(7,198)
Effect of exchange rate changes on cash and cash equivalents	7,667	(15,259)

Net decrease in cash and cash equivalents	$(563,863)	$(512,427)

Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2019 was primarily due to decreased inventories, increased accounts payable, accrued expenses and other liabilities and non-cash expenses, partially offset by increased contract assets and accounts receivable. The decrease in inventories is primarily due to the adoption of ASU 2014-09 and the reclassification to contract assets for revenue recognized for over time customers, partially offset by an increase in inventories to support expected sales levels in the fourth quarter of fiscal year 2019. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of collections on accounts receivable sold under the securitization programs and the timing of purchases and cash payments. The increase in contract assets is due to the adoption of ASU 2014-09 and the timing of revenue recognition for over time customers. The increase in accounts receivable is primarily driven by the amended and new securitization programs and higher sales and timing of collections.

Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2019 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments and expenditures for assets acquired in connection with the initial and second closings of the acquisition of JJMD, partially offset by proceeds and advances from the sale of property, plant and equipment and cash receipts on sold receivables under the asset-backed securitization programs.

Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2019 was primarily due to: (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities was largely offset by: (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock.

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

In June 2018, the Board of Directors authorized the repurchase of up to $350.0 million of our common stock (the “2018 Share Repurchase Program”). This authorization expires on August 31, 2019. As of May 31, 2019, the total amount authorized by the Board of Directors had been repurchased.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2019. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2019, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
March 1, 2019 - March 31, 2019	—	$—	—	$—
April 1, 2019 - April 30, 2019	5,126	$31.14	—	$—
May 1, 2019 - May 31, 2019	19,196	$27.83	—	$—

Total	24,322	$28.53	—

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

JABIL INC. Registrant

Date: June 28, 2019	By:	/S/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: June 28, 2019	By:	/S/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer