Form 10-K
period 2019-08-31
JABIL INC
filed 2019-10-22
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2019 was approximately $4.2 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 14, 2019, was 152,656,443. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on January 23, 2020 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL INC. AND SUBSIDIARIES

2019 FORM 10-K ANNUAL REPORT

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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the fiscal year ended August 31, 2019, our largest customers include Amazon.com, Inc., Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico Group, Keysight Technologies, LM Ericsson Telephone Company, NetApp, Inc. and Nokia Networks. For the fiscal year ended August 31, 2019, we had net revenues of $25.3 billion and net income attributable to Jabil Inc. of $287.1 million.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore and the United States. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large-scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high-volume business that produces products at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, cloud, computing and storage, defense and aerospace, industrial and energy, networking and telecommunications, print and retail, and smart home and appliances industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS segment includes customers primarily in the edge devices and accessories, healthcare, mobility and packaging industries.

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

•

Product Diversification. We focus on balancing our portfolio of products and product families to those that align with higher return areas of our business, including manufacturing, supply chain management services, comprehensive electronics design, production and product management services. We have made concentrated efforts to diversify our industry sectors and customer base. Because of these efforts, we have experienced business growth from both existing and new customers as well as from acquisitions.

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

In fiscal year 2019, our five largest customers accounted for approximately 42% of our net revenue and 85 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customers that accounted for approximately 10% or more of our net revenue during the periods indicated:

	Fiscal Year Ended August 31,
	2019	2018	2017
Apple, Inc.	22%	28%	24%

Competition

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers, diversified manufacturing service providers and design providers. We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing.

We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are: cost; accelerated production time-to-market; higher efficiencies; global locations; rapid scale production; advanced technologies; quality; improved pricing of components. We believe we are extremely competitive with regard to all of these factors.

Backlog

Our order backlog as of August 31, 2019 and 2018 was valued at approximately $6.2 billion and $6.8 billion, respectively. Our order backlog is expected to be filled within the current fiscal year. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that we generally do not enter into long-term purchase commitments with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results.

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

Proprietary Rights

We regard certain aspects of our design, production and product management services as proprietary intellectual property. To protect our trade secrets, manufacturing know-how and other proprietary rights, we rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures. We currently have a relatively modest number of patents for various innovations. We believe that our research and design activities, along with developments relating thereto, may result in growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other factors significant to our proprietary rights include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

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

Employees

As of August 31, 2019, we employed approximately 200,000 people worldwide. None of our U.S. domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

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

Information about our Executive Officers

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

Steven D. Borges (age 51) was named Executive Vice President, Chief Executive Officer, Healthcare in September 2016. Mr. Borges joined Jabil in 1993 and has global experience in positions of increasing responsibility in Operations, Business Development, Manufacturing Operations and Supply Chain Management. He holds a Bachelor’s Degree in Business Administration and Management from Fitchburg State University.

Sergio A. Cadavid (age 63) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Brenda Chamulak (age 48) was named Senior Vice President, Chief Executive Officer, Jabil Packaging Solutions in July 2018. Prior to joining Jabil, Ms. Chamulak was Vice President and General Manager of Personal Care & Home Care, a business unit of Aptar Inc., a global supplier of dispensing and sealing solutions based in Crystal Lake, Illinois. Ms. Chamuluk served as the President, Global Market Development for Aptar’s Beauty + Home, Personal Care Business Unit from 2016 to 2017 and served as the General Manager, Aptar Midland from 2013 to 2016. She joined Aptar in 1992 and held positions of increasing responsibility with Aptar. Ms. Chamulak has a B.A. in Marketing and International Business from Carthage College and an MBA from Marquette University.

Michael Dastoor (age 54) was named Executive Vice President, Chief Financial Officer effective September 2018. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004 and Senior Vice President, Controller in July 2010. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Bruce A. Johnson (age 63) was named Senior Vice President, Chief Human Resources Officer in January 2017. Mr. Johnson joined Jabil in 2015 as Vice President, Human Resources. Prior to joining Jabil, Mr. Johnson was Chief Organizational Effectiveness Officer/Executive Vice President, Human Resources for C&S Wholesale Grocers, Inc., a wholesale distributor of food and grocery items with headquarters in Keene, New Hampshire from 2007 to 2014. Mr. Johnson also served in senior roles at The Timberland Company, a footwear and apparel designer, retailer and manufacturer in New Hampshire, and E.I. Du Pont De Nemours and Company (Du Pont) in Delaware. He holds a Bachelor of Arts in History from Middlebury College in Vermont.

Robert L. Katz (age 57) joined Jabil in March 2016 and was named Executive Vice President, General Counsel and Corporate Secretary in September 2016. Mr. Katz transitioned the Corporate Secretary role to a member of his staff in April 2017. In April 2019 he was named Chief Ethics & Compliance Officer. Prior to joining Jabil, Mr. Katz served as Executive Vice President, General Counsel and Secretary of SharkNinja, a vacuum and kitchen appliance manufacturer. He was previously Senior Vice President and General Counsel of Ingersoll Rand plc, a diversified industrial manufacturer, from 2010 to 2015. Mr. Katz served as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Federal-Mogul Corporation from 2007 to 2010. From 1999 to 2007 he was General Counsel—EMEA for Delphi Corporation in Paris, France. He began his career with Milbank, Tweed, Hadley & McCloy working in the Mergers and Acquisitions and General Corporate Group in New York and London. He earned a Bachelor of Laws (LL.B.) and a Bachelor of Civil Law (B.C.L.) from McGill University. He is a member of the New York Bar.

Michael J. Loparco (age 48) was named Executive Vice President, Chief Executive Officer, Engineered Solutions Group in January 2016. Previously, Mr. Loparco served as Executive Vice President, Chief Executive Officer, Industrial and Energy, Senior Vice President, Global Business Units in Jabil’s High Velocity business and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation. He holds a Juris Doctorate from Stetson University College of Law. He holds a Bachelor of Arts in International Business, with minor degrees in Spanish and Business Management, from Eckerd College.

Mark Mondello (age 55) has served as Chief Executive Officer and a member of the Board of Directors since March 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor. Mr. Mondello was promoted to Project Manager in 1993, named Vice President, Business Development in 1997, Senior Vice President, Business Development in 1999 and served as Chief Operating Officer from 2002 to 2013. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

Alessandro Parimbelli (age 51) was named Executive Vice President, Chief Executive Officer, Enterprise and Infrastructure in July 2013. Mr. Parimbelli joined Jabil in 1998 as a Test Engineering Manager. At Jabil, Mr. Parimbelli served in business management positions in Boise, Idaho and Paris, France before being promoted to Vice President, Global Business Units in 2006. From 2010 through 2012, Mr. Parimbelli was Senior Vice President, Global Business Units and was responsible for Jabil’s Enterprise and Infrastructure business. Prior to joining Jabil, Mr. Parimbelli held various engineering positions within Hewlett-Packard and other software engineering companies. He holds an MBA from Colorado State University and a Software Engineering degree from Politecnico of Milan, Italy.

Courtney J. Ryan (age 49) was named Executive Vice President, Corporate Development/Chief of Staff in July 2016. Mr. Ryan joined Jabil in 1993 as a Quality Engineer and worked his way through various operations and business development management positions. He was named Senior Vice President, Global Business Units in 2007. Mr. Ryan served as Executive Vice President, Chief Executive Officer, Nypro from July 2013 to June 2016. Mr. Ryan holds an MBA with a concentration in Decision and Information Science and a Bachelor of Arts in Economics, both from the University of Florida. He also serves on the University of Florida’s MBA and Supply Chain Advisory Board.

Daryn Smith (age 49) was named Senior Vice President, Enterprise & Commercial Controller effective September 2018. Mr. Smith served as Chief Financial Officer of EMS from June 2013 through June 2018. Mr. Smith joined Jabil in 2002 and he has held various leadership roles in Risk and Assurance, Financial Planning and Analysis, and Controllership for Jabil. Prior to joining Jabil, Mr. Smith was with the Assurance and Advisory Services practice for Arthur Andersen. He holds a Bachelor’s degree in Accounting from the University of South Florida and an MBA from the University of Florida.

Kenneth S. Wilson (age 54) was named Executive Vice President and CEO of Jabil Green Point in 2017. Prior to that, Mr. Wilson was Senior Vice President of the Telecommunications Infrastructure Sector within Jabil’s Enterprise & Infrastructure group. He first joined Jabil in 2000 as a business unit manager; and has held various leadership roles, including VP of Global Business Units, running businesses such as consumer electronics and telecommunications. Prior to Jabil, he spent 8 years at Motorola, where he served as Operations Director in their Handset Division. Mr. Wilson has a Bachelor’s degree in Manufacturing Engineering and a MBA from Edinburgh Business School.

Additional Information

Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The “Investors” section of our website contains a significant amount of information about our Company, including financial and other information for investors. The information that we post on the “Investors” section of our website could be deemed to be material information. We encourage investors, the media and others interested in Jabil to visit our website. Information on our website, however, is not a part of this report.

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

Our business at times experiences periods of rapid growth which can place considerable demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during transition periods; efficiently and effectively dedicate resources to existing customers as well as new projects; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to hire, train, motivate and manage our employees. Our failure to effectively manage growth, as well as our failure to realize the anticipated benefits of the actions we take to try to manage our growth, could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Consolidation among our customers exposes us to increased risks, including reduced revenue and dependence on a smaller number of customers. Increasing consolidation in industries that utilize our services may occur as companies combine to achieve further economies of scale and other synergies, which could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity may increase pricing and competitive pressures for our industry as a whole and for us in particular. In addition, if one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and expose us to increased risks relating to dependence on a small number of customers.

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

Most of our customers do not commit to firm production schedules for more than one quarter. We make significant decisions, including determining the levels of business that we will seek and accept, production schedules and locations, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand. On occasion, customers may require rapid increases in production for one or more of their products or request that we relocate our manufacturing operations or transfer manufacturing from one facility to another, which can stress our resources and reduce operating margins.

Customers have canceled their orders, changed production quantities or designs, delayed production, changed their sourcing strategy and terminated their relationships with us. We cannot assure you that present or future customers will not terminate their service arrangements with us or significantly change, reduce, cancel or delay the amount of services ordered. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This may result in write downs of inventories, reduction in the number of products that we sell, delays in payment for inventory that we purchased, and reductions in the use of our manufacturing facilities. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations.

In addition, we sometimes experience difficulty forecasting the timing of our receipt of payment from customers. The necessary process to begin manufacturing can be lengthy. Because we make capital expenditures during this ramping-up process and do not receive payment until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping-up process may have a significant adverse effect on our cash flows and our results of operations. Servicing our largest customers may also require us to increase our capital expenditures.

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

As a result, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our assumptions will accurately reflect customer demand for our services or for our customer’s products. After the development of a new business model or program, we must be able to manufacture appropriate volumes quickly and at low cost. To accomplish this, we endeavor to accurately forecast volumes, mixes of products and configurations that meet customer requirements; however, we may not succeed at doing so.

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

Efficient component and material purchasing is critical to our manufacturing processes and contractual arrangements. A shortage of components or an increase in price could interrupt our operations and reduce our profit, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.

Strategic and efficient component and materials purchasing is an aspect of our strategy. When prices rise, they may impact our margins and results of operations if we are not able to pass the increases through to our customers or otherwise offset them. Most of our significant long-term customer contracts permit quarterly or other periodic prospective adjustments to pricing based on decreases and increases in component prices and other factors; however, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. There can be no assurance that we will continue to be able to purchase the components and materials needed to manufacture customer products at favorable prices. Accordingly, certain component price increases could adversely affect our gross profit margins and results of operations.

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

•	risk of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) or similar regulations in other jurisdictions;

•	less favorable, less predictable, or relatively undefined, intellectual property laws;

•	lack of sufficient or available locations from which to operate or inability to renew leases on terms that are acceptable to us or at all;

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

•	limitations on imports or exports of components or products, or other trade sanctions;

•	political and economic instability and unsafe working conditions;

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	health concerns and related government actions;

•	increased travel costs and difficulty in coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates;

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks; and

•

international trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the costs of the components and raw materials we use in the manufacturing process as well as import and export costs for finished products. Countries could adopt other protectionist measures that could limit our ability to manufacture products or provide services. Increased costs to our U.S. customers who use our non-U.S. manufacturing sites and components may adversely impact demand for our services and our results of operation and financial condition. Additionally, international trade disputes may cause our customers to decide to relocate the manufacturing of their products to another location, either within country, or into a new country. Relocations may require considerable management time as well as expenses related to market, personnel and facilities development before any significant revenue is generated, which may negatively affect our margin. Furthermore, there can be no assurance that all customer manufacturing needs can be met in available locations within the desired timeframe, or at all, which may cause us to lose business, which may negatively affect our financial condition and results of operation.

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

Credit market turmoil could negatively impact the counterparties and lenders to our forward foreign exchange contracts, trade accounts receivable securitization and sale programs, unsecured credit and term loan facilities, commercial paper program, various foreign subsidiary credit facilities and other debt facilities. These potential negative impacts could limit our ability to borrow under these financing agreements, contracts, facilities and programs or renew or obtain future additional financing. Credit market turmoil could also negatively impact certain of our customers and certain of their respective customers, which could cause them to reduce or cancel their orders and have a negative effect on our results of operations.

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

We are subject to extensive government regulation and industry standards relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support, privacy and data protection, the regulations that apply to government contracts, and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability and results of operations. In addition, we regularly enter into a large number of complex contractual arrangements as well as operate pursuant to the terms of a significant number of ongoing intricate contractual arrangements. Our failure or our customers’ failure to comply with the terms of such arrangements could expose us to claims or other demands and could have an adverse effect on our reputation, customer relationships, profitability and results of operations.

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

Providing manufacturing services can expose us to potential claims that products, designs or manufacturing processes we use infringe third party intellectual property rights. Even though many of our manufacturing services contracts require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Providing turnkey design solutions, and design and other services can expose us to different or greater potential liabilities than those we face providing just manufacturing services, including an increase in exposure to potential claims that products we design or supply, or materials or components we use, infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components. Regardless of the merits of any such claim, it could be time-consuming and expensive to resolve, and have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such licenses on reasonable terms or at all. Our customers may be required to or decide to discontinue products that are alleged to be infringing, and such discontinuance may result in a significant decrease in our business and/or could have a material adverse effect on our results of operations and financial position. These risks may be heightened in connection with our customer relationships with emerging companies.

Components we purchase, products we design and/or manufacture and/or services we provide may infringe the intellectual property rights of third parties, some of whom may hold key intellectual property rights in areas in which we operate. Our customers or suppliers could also become subject to infringement claims. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. Additionally, customers for our services in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against our customers, our suppliers or us for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims. In the event of a claim, we may be required to spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining or maintaining such licenses on reasonable terms or at all. We, our suppliers or our customers may be required to or decide to discontinue products, and such discontinuance may result in a significant decrease in our business, and could have a material adverse effect on our results of operations and financial position.

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

Even if we take steps to protect certain intellectual property rights, these mechanisms may not afford complete or sufficient protection, and misappropriation may still occur. Further, there can be no assurance that we will be able to acquire or enforce our patent or other rights, if any, and that others will not independently develop similar know-how and trade secrets, or develop better solutions, designs, processes and products than us. We have not historically sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. Further, we may not be able to prevent current and former employees, contractors and other parties from breaching non-disclosure agreements and misappropriating proprietary information. If any of the foregoing occur, it could impair our ability to compete with others in our industry, result in a significant decrease in our business and/or could have material adverse effect on our results of operations and financial position.

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

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We attempt to monitor and mitigate our exposure and modify our systems when warranted and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches, cyberattacks and computer viruses. We regularly face attempts by others to access our information systems in an unauthorized manner, to introduce malicious software to such systems or both. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results. In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and elsewhere. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.

We are subject to the risk of increased taxes.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by changes in the mix of earnings between jurisdictions, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates or countries adopting more aggressive interpretations of tax laws, or other legislative changes, including the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

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

Our credit rating may be downgraded.

Our credit is and certain of our financial instruments and our commercial paper are rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; cause us to lose the ability to utilize our commercial paper program; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable under the 2017 Credit Facility (as such terms are defined in Note 8 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements) is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 2017 Credit Facility and certain of our other borrowings.

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

In addition, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business. For example, significant changes to revenue recognition rules have been adopted and first applied to us in fiscal year 2019.

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

Item 2. Properties

We own or lease facilities located primarily in the countries listed below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The majority of the square footage is active manufacturing space and are reported in both the EMS and DMS operating segments, as both use these properties. Our corporate headquarters is located in St. Petersburg, Florida.

The table below lists the approximate square footage for our facilities as of August 31, 2019 (in thousands):

Location	Approximate Square Footage
Asia	32,620
Americas	15,425
Europe	4,791

Total as of August 31, 2019 (1)(2)	52,836

(1)	Approximately 11% of our total square footage is not currently used in business operations.
(2)	Consists of 18.1 million square feet in facilities that we own with the remaining 34.7 million square feet in leased facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” See discussion of our cash dividends declared to common shareholders in Note 11—“Stockholders’ Equity” to the Consolidated Financial Statements.

We expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

On October 14, 2019, the closing sales price for our common stock as reported on the New York Stock Exchange was $35.64. As of October 14, 2019, there were 1,313 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Stock Performance Graph

The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2019, with the cumulative stockholder return of the (1) S&P MidCap 400 Index and (2) peer group which includes Celestica Inc., Catcher Technology Co., Ltd, Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

Comparison of 5 Year Cumulative Total Return

August 31	2014	2015	2016	2017	2018	2019
Jabil Inc.	$100	$91	$101	$152	$145	$143
S&P MidCap 400 Index – Total Returns	100	100	112	126	151	142
Peer Group	100	88	91	145	110	82

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
June 1, 2019 - June 30, 2019	45	$26.92	—	$—
July 1, 2019 - July 31, 2019	633	$30.92	—	$—
August 1, 2019 - August 31, 2019	—	$—	—	$—

Total	678	$30.65	—

(1)

The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

(2)

In September 2019, our Board of Directors (“the Board”) authorized the repurchase of up to $600.0 million of our common stock as publicly announced in a press release on September 24, 2019 (“the 2020 Share Repurchase Program”). From September 24, 2019 through October 14, 2019, we repurchased 874,475 shares, utilizing a total of $30.8 million of the $600.0 million authorized by our Board of Directors.

Item 6. Selected Financial Data

The following selected data is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, “Financial Statements and Supplementary Data” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended August 31,
	2019	2018	2017	2016	2015
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$25,282,320	$22,095,416	$19,063,121	$18,353,086	$17,899,196

Operating income	701,356	542,153	410,230	522,833	555,411

Income from continuing operations before tax	450,704	373,401	256,233	387,045	431,646

Income from continuing operations, net of tax	289,474	87,541	127,167	254,896	294,185

Discontinued operations, net of tax(1)	—	—	—	—	(8,573)

Net income	289,474	87,541	127,167	254,896	285,612

Net income attributable to Jabil Inc.	$287,111	$86,330	$129,090	$254,095	$284,019

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic:
Income from continuing operations, net of tax	$1.85	$0.50	$0.71	$1.33	$1.51

Discontinued operations, net of tax(1)	$—	$—	$—	$—	$(0.04)

Net income	$1.85	$0.50	$0.71	$1.33	$1.47

Diluted:
Income from continuing operations, net of tax	$1.81	$0.49	$0.69	$1.32	$1.49

Discontinued operations, net of tax(1)	$—	$—	$—	$—	$(0.04)

Net income	$1.81	$0.49	$0.69	$1.32	$1.45

	August 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Working capital(2)	$(187,020)	$319,050	$(243,910)	$280,325	$191,168

Total assets	$12,970,475	$12,045,641	$11,095,995	$10,322,677	$9,591,600

Current installments of notes payable and long-term debt	$375,181	$25,197	$444,255	$44,689	$321,964

Notes payable and long-term debt, less current installments	$2,121,284	$2,493,502	$1,606,017	$2,046,655	$1,308,663

Total Jabil Inc. stockholders’ equity	$1,887,443	$1,950,257	$2,353,514	$2,438,171	$2,314,856

Common stock shares outstanding	153,520	164,588	177,728	186,998	192,068

	Fiscal Year Ended August 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Cash Flow Data:
Investing activities:
Acquisition of property, plant and equipment	$(1,005,480)	$(1,036,651)	$(716,485)	$(924,239)	$(963,145)
Proceeds and advances from sale of property, plant and equipment	$218,708	$350,291	$175,000	$26,031	$15,784
Financing activities:
Payments to acquire treasury stock	$(350,323)	$(450,319)	$(306,640)	$(148,340)	$(85,576)

(1)	During fiscal year 2014, we sold our Aftermarket Services business for consideration of $725.0 million.
(2)	Working capital is defined as current assets minus current liabilities.

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

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, cloud, computing and storage, defense and aerospace, industrial and energy, networking and telecommunications, print and retail, and smart home and appliances industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS segment includes customers primarily in the edge devices and accessories, healthcare, mobility and packaging industries.

Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture; the cost of labor and manufacturing overhead; and adjustments for excess and obsolete inventory. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspecting and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, our ability to purchase components and materials efficiently may contribute significantly to our operating results. While we periodically negotiate cost of materials adjustments with our customers, rising component and material prices may negatively affect our margins. Net revenue from each product that we manufacture consists of an element based on the costs of materials in that product and an element based on the labor and manufacturing overhead costs allocated to that product. Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product.

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

See Note 12 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

The following table sets forth, for the periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2019	2018	2017
Net revenue	$25,282,320	$22,095,416	$19,063,121
Gross profit	$1,913,401	$1,706,792	$1,545,643
Operating income	$701,356	$542,153	$410,230
Net income attributable to Jabil Inc.	$287,111	$86,330	$129,090
Earnings per share – basic	$1.85	$0.50	$0.71
Earnings per share – diluted	$1.81	$0.49	$0.69

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2019	May 31, 2019	February 28, 2019	November 30, 2018
Sales cycle(1)	19 days	27 days	25 days	16 days
Inventory turns (annualized)(2)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable(3)	38 days	39 days	38 days	38 days
Days in inventory(4)	58 days	64 days	65 days	60 days
Days in accounts payable(5)	77 days	76 days	78 days	82 days

Three Months Ended
	August 31, 2018	May 31, 2018	February 28, 2018	November 30, 2017
Sales cycle(1)	1 day	9 days	3 days	(2) days
Inventory turns (annualized)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable	26 days	26 days	26 days	25 days
Days in inventory(4)	58 days	60 days	62 days	58 days
Days in accounts payable(5)	83 days	77 days	85 days	85 days

(1)

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.

(2)

In connection with the adoption of Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue Recognition (Topic 606), inventory turns are calculated based on inventory and contract asset balances for the three months ended August 31, 2019, May 31, 2019, February 28, 2019 and November 30, 2018.

(3)

During the three months ended November 30, 2018, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by the amended and new securitization programs and higher sales and timing of collections.

(4)

In connection with the adoption of ASU 2014-09, days in inventory are calculated based on inventory and contract asset balances for the three months ended August 31, 2019, May 31, 2019, February 28, 2019 and November 30, 2018. During the three months ended August 31, 2019, the decrease in days in inventory from prior sequential quarter was primarily due to increased sales activity during the quarter. During the three months ended February 28, 2019, days in inventory increased from the prior sequential quarter to support anticipated ramps and expected sales levels in the second half of fiscal year 2019 and due to the acquisition of certain assets of Johnson & Johnson Medical Devices Companies (“JJMD”) facilities at the end of February. During the three months ended November 30, 2018, days in inventory increased from the prior sequential quarter to support expected sales levels in the second quarter of fiscal year 2019. During each of the three months ended August 31, 2018 and May 31, 2018, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter. During the three months ended February 28, 2018, the increase in days in inventory from the prior sequential quarter was primarily due to the increase in inventories to support expected sales levels in the third quarter of fiscal year 2018 along with overall increased demand.

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

Revenue Recognition

Effective September 1, 2018, our revenue recognition accounting policies changed in conjunction with the adoption of the new revenue recognition standard. For further discussion, refer to Note 18—“Revenue” to the Consolidated Financial Statements. We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompasses the act of producing tangible products that are built to customer specifications, which are then provided to the customer.

We generally enter into manufacturing service contracts with our customers that provide the framework under which business will be conducted and customer purchase orders will be received for specific quantities and with predominantly fixed pricing. As a result, we consider our contract with a customer to be the combination of the manufacturing service contract and the purchase order, or any agreements or other similar documents.

The majority of our manufacturing service contracts relate to manufactured products which have no alternative use and for which we have an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as we transfer control of the promised products or services (known as performance obligations) to our customers. For certain other contracts with customers that do not meet the over time revenue recognition criteria, transfer of control occurs at a point in time which generally occurs upon delivery and transfer of risk and title to the customer.

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

For our over time customers, we believe the measure of progress which best depicts the transfer of control is based on costs incurred to date, relative to total estimated cost at completion (i.e., an input method). This method is a faithful depiction of the transfer of goods or services because it results in the recognition of revenue on the basis of our to-date efforts in the satisfaction of a performance obligation relative to the total expected efforts in the satisfaction of the performance obligation. We believe that the use of an input method best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. The transaction price of each performance obligation is generally based upon the contractual stand-alone selling price of the product or service.

Certain contracts with customers include variable consideration, such as rebates, discounts, or returns. We recognize estimates of this variable consideration that are not expected to result in a significant revenue reversal in the future, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.

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

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2019 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are in excess of the carrying values and that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue and operating income growth rates, discount rates and royalty rates.

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

Recent Accounting Pronouncements

See Note 17 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 for the results of operations discussion for the fiscal year ended August 31, 2018 compared to the fiscal year ended August 31, 2017.

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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net revenue	$25,282.3	$22,095.4	$19,063.1	14.4%	15.9%

2019 vs. 2018

Net revenue increased during the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018. Specifically, the EMS segment revenues increased 26% primarily due to (i) a 10% increase in revenues from new customers within our cloud business, (ii) an 8% increase in revenues from existing customers within our industrial and energy business, (iii) a 6% increase in revenues from existing customers within our networking and telecommunications business, (iv) a 5% increase in revenues from existing customers within our print and retail business and (v) a 1% increase in revenues spread across various industries within the EMS segment. The increase is partially offset by a 4% decrease from existing customers within our computing and storage business and our capital equipment business, which we expect to remain weak into the second half of calendar year 2020. DMS segment revenues remained consistent due to a 7% increase in revenues from new and existing customers in our healthcare and packaging businesses. The increase is offset by a 7% decrease in revenue from customers within our mobility business as a result of decreased end user product demand.

Effective September 1, 2018, our revenue recognition accounting policies changed in conjunction with the adoption of the new revenue recognition standard. Subsequent to adoption, we recognize revenue over time as manufacturing services are performed for the majority of our contracts with customers, which results in revenue being recognized earlier than under the previous guidance. Revenue for all other contracts with customers will be recognized at a point in time, upon transfer of control of the product to the customer, which is effectively no change to our historical accounting. For further discussion of the new revenue recognition standard, refer to Note 18—“Revenue” to the Consolidated Financial Statements.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2019	2018	2017
EMS	61%	56%	58%
DMS	39%	44%	42%

Total	100%	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2019	2018	2017
Foreign source revenue	87.7%	91.7%	91.4%

Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2019	2018	2017
Gross profit	$1,913.4	$1,706.8	$1,545.6
Percent of net revenue	7.6%	7.7%	8.1%

2019 vs. 2018

For the fiscal year ended August 31, 2019, gross profit for our DMS segment increased as a percentage of net revenue due to improved profitability across the various businesses. This increase was offset by a decrease in gross profit as a percentage of net revenue in our EMS segment due to continued weakness in the capital equipment business and ramp costs associated with new business awards. As a result, gross profit remained relatively consistent as a percentage of net revenue during the fiscal year end August 31, 2019, compared to the fiscal year end August 31, 2018.

Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Selling, general and administrative	$1,111.3	$1,050.7	$907.7	$60.6	$143.0

2019 vs. 2018

Selling, general and administrative expenses increased during the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018. The increase is predominantly due to (i) a $48.4 million increase in salary and salary related expenses and other costs primarily to support new business growth and development and our strategic collaboration with a healthcare company and (ii) a $44.6 million increase in acquisition and integration charges related to our strategic collaboration with a healthcare company. The increase is partially offset by an additional $32.4 million of stock-based compensation expense recognized during the fiscal year ended August 31, 2018 as a result of the one-time modification of certain performance-based restricted stock unit awards and a one-time cash-settled award.

Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2019	2018	2017
Research and development	$42.9	$38.5	$29.7
Percent of net revenue	0.2%	0.2%	0.2%

2019 vs. 2018

Research and development expenses remained consistent as a percent of net revenue during the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018.

Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Amortization of intangibles	$31.9	$38.5	$35.5	$(6.6)	$3.0

2019 vs. 2018

Amortization of intangibles decreased during the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018 primarily due to intangible assets related to the Nypro acquisition, which were fully amortized during fiscal year 2018.

In the fourth quarter of fiscal year 2019, we made a strategic decision that the indefinite-lived trade name of $72.5 million acquired during the acquisition of Nypro would be phased out over the next four years. In connection with a strategic shift to further diversify our portfolio, focus on innovation and technology within our healthcare business and as a result of the strategic collaboration with a certain medical device company, we decided to implement a rebranding initiative to Jabil Healthcare. Management believes the name change better leverages the Jabil brand and the full range of services available to our customers.

As a result of our decision to rebrand, we determined the indefinite-lived trade name should no longer be classified as an indefinite-lived intangible asset. As such, this trade name was assigned a four-year estimated useful life and will be amortized on an accelerated basis. See Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for further discussion.

Restructuring and Related Charges

Following is a summary of our restructuring and related charges:

	Fiscal Year Ended August 31,
(dollars in millions)	2019	2018	2017(2)
Employee severance and benefit costs	$16.0	$16.3	$56.8
Lease costs	—	1.6	4.0
Asset write-off costs	(3.6)	16.2	94.3
Other costs	13.5	2.8	5.3

Total restructuring and related charges(1)	$25.9	$36.9	$160.4

(1)

Includes $21.5 million, $16.3 million and $51.3 million recorded in the EMS segment, $2.6 million, $16.6 million and $82.4 million recorded in the DMS segment and $1.8 million, $4.0 million and $26.7 million of non-allocated charges for the fiscal years ended August 31, 2019, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash settled.

(2)	Fiscal year ended August 31, 2017, includes expenses related to the 2017 and 2013 Restructuring Plans.

2017 Restructuring Plan

On September 15, 2016, our Board of Directors formally approved a restructuring plan to better align our global capacity and administrative support infrastructure to further optimize organizational effectiveness. This action included headcount reductions across our selling, general and administrative cost base and capacity realignment in higher cost locations (the “2017 Restructuring Plan”).

The 2017 Restructuring Plan, totaling $195.0 million in restructuring and related costs, is complete as of August 31, 2019.

2020 Restructuring Plan

On September 20, 2019, our Board of Directors formally approved a restructuring plan to realign our global capacity support infrastructure, particularly in our mobility footprint in China, in order to optimize organizational effectiveness. This action includes headcount reductions and capacity realignment (the “2020 Restructuring Plan”). The 2020 Restructuring Plan reflects our intention only and restructuring decisions, and the timing of such decisions, at certain locations are still subject to consultation with our employees and their representatives.

We currently expect to recognize approximately $85.0 million in pre-tax restructuring and other related costs primarily over the course of our fiscal year 2020. The charges relating to the 2020 Restructuring Plan are currently expected to result in cash expenditures in the range of approximately $30.0 million to $40.0 million that will be payable over the course of our fiscal years 2020 and 2021. The exact timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Our estimates for the charges discussed above exclude any potential income tax effects.

See Note 14 – “Restructuring and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring and related charges for the 2017 and 2020 Restructuring Plans.

Restructuring of Securities

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Restructuring of securities loss	$29.6	$—	$—	$29.6	$—

2019 vs. 2018

Restructuring of securities loss increased during the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018, due to the exchange of preferred stock of iQor Holdings, Inc. (“iQor”) during the fourth quarter of fiscal year 2019 in association with iQor’s previously announced sale of its international logistics and product service assets. As a result of the restructuring, the Company recognized a restructuring of securities loss, which primarily consisted of a credit loss. See Note 16 – “Fair Value Measurements” to the Consolidated Financial Statements for further discussion.

Other Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Other expense	$53.8	$37.6	$28.4	$16.2	$9.2

2019 vs. 2018

Other expense increased during the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018, primarily due to: (i) $23.8 million related to an increase in fees associated with the utilization of the trade accounts receivable sales programs and additional fees incurred for the amendment of the foreign asset-backed securitization program and the new North American asset-backed securitization program. The increase was partially offset by (i) $5.0 million of other expense and (ii) $2.6 million of costs incurred during the fiscal year ended August 31, 2018, as a result of the early redemption of the 8.250% Senior Notes due 2018.

Interest Income

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest income	$21.5	$17.8	$12.5	$3.7	$5.3

2019 vs. 2018

Interest income increased during the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018 due to increased cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).

Interest Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Interest expense	$188.7	$149.0	$138.1	$39.7	$10.9

2019 vs. 2018

Interest expense increased during the fiscal year ended August 31, 2019, compared to the fiscal year ended August 31, 2018, due to additional borrowings on our credit facilities and higher interest rates. For the fiscal year ended August 31, 2019, additional borrowings were driven by the timing and scale of our ongoing new business ramps.

Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Effective income tax rate	35.8%	76.6%	50.4%	(40.8)%	26.2%

2019 vs. 2018

The effective income tax rate decreased for the fiscal year ended August 31, 2019, compared to the fiscal year ended August 31, 2018, primarily due to: (i) $142.3 million of tax expense from the Tax Cuts and Jobs Act of 2017 (“Tax Act”) for the fiscal year ended August 31, 2018, (ii) $19.1 million of tax benefit for the fiscal year ended August 31, 2019 related to Tax Act adjustments and (iii) $17.5 million of tax benefit for the reversal of a U.S. valuation allowance for the fiscal year ended August 31, 2019. The decrease was partially offset by $16.1 million of tax benefit from the lapse of statute in a non-U.S. jurisdiction and $14.8 million of tax benefit related to the release of stranded tax effects previously classified as accumulated other comprehensive income (“AOCI”) for the fiscal year ended August 31, 2018. Refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements for further information on the Tax Act.

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

Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, other than temporary impairment on securities, restructuring of securities loss, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.

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

Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in thousands, except for per share data)	2019	2018	2017
Operating income (U.S. GAAP)	$701,356	$542,153	$410,230

Amortization of intangibles	31,923	38,490	35,524
Stock-based compensation expense and related charges	61,346	98,511	48,544
Restructuring and related charges	25,914	36,902	160,395
Distressed customer charges(1)	6,235	32,710	10,198
Business interruption and impairment charges, net(2)	(2,860)	11,299	—
Acquisition and integration charges(3)	52,697	8,082	—
Loss on disposal of subsidiaries	—	—	2,112

Adjustments to operating income	175,255	225,994	256,773

Core operating income (Non-GAAP)	$876,611	$768,147	$667,003

Net income attributable to Jabil Inc. (U.S. GAAP)	$287,111	$86,330	$129,090
Adjustments to operating income	175,255	225,994	256,773
Other than temporary impairment on securities	—	—	11,539
Restructuring of securities loss(4)	29,632	—	—
Adjustment for taxes(5)	(18,633)	146,206	(4,726)

Core earnings (Non-GAAP)	$473,365	$458,530	$392,676

Diluted earnings per share (U.S. GAAP)	$1.81	$0.49	$0.69

Diluted core earnings per share (Non-GAAP)	$2.98	$2.62	$2.11

Diluted weighted average shares outstanding used in the calculation of earnings per share (U.S. GAAP and Non-GAAP)	158,647	175,044	185,838

(1)

Charges during fiscal years 2019 and 2018 relate to inventory and other assets charges for certain distressed customers in the networking and consumer wearables sectors. Charges during fiscal year 2017 relate to inventory and other assets charges for the disengagement with an energy customer.

(2)

Charges, net of insurance proceeds of $2.9 million and $24.9 million, for the fiscal years ended August 31, 2019 and 2018, respectively, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(3)	Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).
(4)

Relates to a restructuring of securities loss on available for sale securities during fiscal year 2019. See Note 16 – “Fair Value Measurements” to the Consolidated Financial Statements for further discussion.

(5)

The fiscal year ended August 31, 2019 includes a $13.3 million income tax benefit for the effects of the Tax Act recorded during the three months ended November 30, 2018. The fiscal year ended August 31, 2018 includes a $142.3 million provisional estimate to account for the effects of the Tax Act.

ROIC & Core ROIC

	Fiscal Year Ended August 31,
(in thousands)	2019	2018	2017
Numerator:
Operating income (U.S. GAAP)	$701,356	$542,153	$410,230
Tax effect (1)	(183,381)	(300,979)	(137,087)

After-tax operating income	517,975	241,174	273,143
	x1	x1	x1

Annualized after-tax operating income	$517,975	$241,174	$273,143

Core operating income (Non-GAAP)	$876,611	$768,147	$667,003
Tax effect (2)	(188,722)	(144,261)	(134,930)

After-tax core operating income	687,889	623,886	532,073
	x1	x1	x1

Annualized after-tax core operating income	$687,889	$623,886	$532,073

Denominator:
Average total Jabil Inc. stockholders’ equity (3)	$1,918,850	$2,151,886	$2,395,843
Average notes payable and long-term debt, less current installments (3)	2,307,393	2,063,047	1,853,302
Average current installments of notes payable and long-term debt (3)	200,189	235,348	245,654
Average cash and cash equivalents (3)	(1,210,646)	(1,223,934)	(1,050,989)

Net invested capital base	$3,215,786	$3,226,347	$3,443,810

Return on Invested Capital (U.S. GAAP)	16.1%	7.5%	7.9%
Adjustments noted above	5.3%	11.8%	7.6%
Core Return on Invested Capital (Non-GAAP)	21.4%	19.3%	15.5%

(1)	The tax effect is calculated by applying the U.S. GAAP effective tax rate for the fiscal years ended August 31, 2019, 2018, and 2017 to U.S. GAAP operating income less interest expense.
(2)	The tax effect is calculated by applying the core effective tax rate for the fiscal years ended August 31, 2019, 2018 and 2017 to core operating income less interest expense.
(3)

The average is based on the addition of the account balance at the end of the most recently-ended fiscal year to the account balance at the end of the prior fiscal year for the fiscal years ended August 31, 2019, 2018 and 2017, respectively, and dividing by two.

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2019 and 2018 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

Fiscal Year 2019

	Three Months Ended
(in thousands, except for per share data)	August 31, 2019	May 31, 2019	February 28, 2019	November 30, 2018
Net revenue	$6,573,453	$6,135,602	$6,066,990	$6,506,275
Gross profit(4)	495,078	443,799	454,874	519,650
Operating income(1)(4)	189,745	140,918	153,983	216,710
Net income(2)(3)(4)	53,761	44,032	67,607	124,074
Net income attributable to Jabil Inc.(2)(3)(4)	$52,675	$43,482	$67,354	$123,600
Earnings per share attributable to the stockholders of Jabil Inc.
Basic	$0.34	$0.28	$0.44	$0.77
Diluted	$0.34	$0.28	$0.43	$0.76

Fiscal Year 2018

	Three Months Ended
(in thousands, except for per share data)	August 31, 2018	May 31, 2018	February 28, 2018	November 30, 2017
Net revenue	$5,771,831	$5,436,952	$5,301,101	$5,585,532
Gross profit(4)	442,147	398,227	397,133	469,285
Operating income(1)(4)(5)	153,896	112,971	129,532	145,754
Net (loss) income(2)(4)(5)	(56,608)	42,702	37,528	63,919
Net (loss) income attributable to Jabil Inc.(2)(4)(5)	$(57,314)	$42,541	$37,308	$63,795
(Loss) earnings per share attributable to the stockholders of Jabil Inc.
Basic	$(0.34)	$0.25	$0.21	$0.36
Diluted	$(0.34)	$0.25	$0.21	$0.35

(1)

Includes acquisition and integration charges related to our strategic collaboration with JJMD of $17.6 million, $13.4 million, $12.8 million, $8.9 million and $8.1 million for the three months ended August 31, 2019, May 31, 2019, February 28, 2019, November 30, 2018 and August 31, 2018, respectively.

(2)

Includes ($13.3 million), $111.4 million and $30.9 million of income tax (benefit) expense for the three months ended November 30, 2018, August 31, 2018 and February 28, 2018, respectively, related to the Tax Act.

(3)	Includes a restructuring of securities loss of $29.6 million for the three months ended August 31, 2019.
(4)	Includes a distressed customer charge of $6.2 million, $18.0 million and $14.7 million during the three months ended August 31, 2019, August 31, 2018 and February 28, 2018, respectively.
(5)

Includes $32.4 million of stock-based compensation expense for the modification of certain performance-based restricted stock units and a one-time cash settled award during the three months ended November 30, 2017.

Acquisitions and Expansion

During fiscal year 2018, the Company and JJMD entered into a Framework Agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.

On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, we completed the initial closing and second closing, respectively, of our acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for both the initial closing and second closing was approximately $153.2 million in cash, which remains subject to certain post-closing adjustments. The acquisition of the JJMD assets has been accounted for as a business combination using the acquisition method of accounting. Total assets acquired of $167.6 million and total liabilities assumed of $14.4 million were recorded at their estimated fair values as of the acquisition dates. The final closing, which is subject to customary closing conditions, is expected to occur during fiscal year 2020.

We are currently evaluating the fair values of the assets and liabilities related to this business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our consolidated financial results beginning on February 25, 2019 for the initial closing and April 29, 2019 for the second closing. We believe it is impracticable to provide pro forma information for the acquisition of JJMD assets.

On September 30, 2019 we completed the third closing of our acquisition of certain assets of JJMD for a cash payment of $117.1 million, primarily for inventory and the assumption of certain employee liabilities. The purchase price for the third closing is subject to certain post-closing adjustments based on conditions within the Framework Agreement.

Refer to Note 15 – “Business Acquisitions” to the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our asset-backed securitization programs and under our uncommitted trade accounts receivable sale programs, cash on hand, funds provided by operations and the access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, approved share repurchase programs, any potential acquisitions and our working capital requirements for the next 12 months. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common stock.

Cash and Cash Equivalents

As of August 31, 2019, we had approximately $1.2 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries.

As a result of the Tax Act and after the one-time transition tax on our historically untaxed foreign earnings, the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax consequences upon subsequent repatriation to the United States. As a result, most of our cash and cash equivalents as of August 31, 2019 could be repatriated to the United States without potential tax consequences.

Notes Payable and Credit Facilities

Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	8.250% Senior Notes(1)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes(1)	Borrowings under revolving credit facilities(2)(3)(4)	Borrowings under loans(2)(3)	Total notes payable and credit facilities
Balance as of August 31, 2017	$399,506	$397,104	$496,696	$298,571	$—	$—	$458,395	$2,050,272
Borrowings	—	—	—	—	498,659	8,778,855	400,000	9,677,514
Payments	(400,000)	—	—	—	—	(8,778,855)	(25,907)	(9,204,762)
Other	494	891	654	243	(4,451)	—	(2,156)	(4,325)

Balance as of August 31, 2018	—	397,995	497,350	298,814	494,208	—	830,332	2,518,699
Borrowings	—	—	—	—	—	11,985,978	—	11,985,978
Payments	—	—	—	—	—	(11,985,259)	(25,134)	(12,010,393)
Other	—	891	654	243	617	(719)	495	2,181

Balance as of August 31, 2019	$—	$398,886	$498,004	$299,057	$494,825	$—	$805,693	$2,496,465

Maturity Date	Mar 15, 2018	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Nov 8, 2022 and Aug 24, 2020(2)(3)	Nov 8, 2022 and Aug 24, 2020(2)(3)
Original Facility/ Maximum Capacity	$400.0 million	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.6 billion(2)(3)	$851.7 million(2)(3)

(1)

During the fiscal year ended August 31, 2018, we issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of our outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.

(2)

On November 8, 2017, we entered into an amended and restated senior unsecured five-year credit agreement to support the continued growth of the business. In addition, the revolving credit facility supports commercial paper outstanding, if any. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, be increased to $2.3 billion (“the 2017 Revolving Credit Facility”) and (ii) a $500.0 million Term Loan Facility (“the 2017 Term Loan Facility”), collectively “the 2017 Credit Facility.” The 2017 Credit Facility expires on November 8, 2022. The 2017 Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lenders’ discretion. Interest and fees on the 2017 Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

(3)

On August 24, 2018, the Company entered into a senior unsecured two-year credit agreement to support the continued growth of the business. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $150.0 million (“the 2018 Revolving Credit Facility”) and (ii) a $350.0 million Term Loan Facility (“the 2018 Term Loan Facility”), collectively “the 2018 Credit Facility.” The 2018 Credit Facility expires on August 24, 2020.

The interest rates on the 2017 Revolving Credit Facility borrowings ranged from 3.1% to 5.7% and the 2017 Term Loan Facility ranged from 3.5% to 3.9% during the fiscal year ended August 31, 2019. The interest rate on the 2018 Revolving Credit Facility borrowings ranged from 3.1% to 3.4% and the 2018 Term Loan Facility ranged from 3.3% to 3.8% during the fiscal year ended August 31, 2019.

Additionally, our foreign subsidiaries have various additional credit facilities that finance their future growth and any corresponding working capital needs.

(4)

On August 15, 2019, we entered into a commercial paper program with a borrowing capacity of up to $1.8 billion. We intend to use the net proceeds from the commercial paper to support more efficient financing terms. The revolving credit facility supports commercial paper outstanding, if any. As of August 31, 2019, no commercial paper had been issued.

In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $119.1 million as of August 31, 2019. Unused letters of credit were $74.7 million as of August 31, 2019. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our 2017 and 2018 Credit Facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2019 and 2018, we were in compliance with all covenants under our Senior Notes and the 2017 and 2018 Credit Facilities. Refer to Note 8 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

Asset-Backed Securitization and Trade Accounts Receivable Sale Programs

Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable, at a discount, under our foreign asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution on a monthly basis. Effective October 1, 2018, the foreign asset-backed securitization program terms were amended and the program was extended to September 30, 2021. In connection with this amendment, there is no longer a deferred purchase price receivable for the foreign asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold.

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected. The amended foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of August 31, 2019.

The North American asset-backed securitization program was terminated on October 9, 2018 and as of this date approximately $500.0 million of accounts receivable sold under the program was exchanged for the outstanding deferred purchase price receivable of $300.0 million and $200.0 million of cash. The previously sold trade accounts receivable were recorded at fair market value.

On November 27, 2018, we entered into a new North American asset-backed securitization program. We continuously sell designated pools of trade accounts receivable, at a discount, under our new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, certain unsold receivables covering the maximum amount of net cash proceeds available under the program are pledged as collateral to the unaffiliated financial institution as of August 31, 2019.

Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with our asset-backed securitization programs, during the fiscal year ended August 31, 2019, we sold $4.1 billion of trade accounts receivable and we received cash proceeds of $4.0 billion. As of August 31, 2019, we had up to $27.8 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of August 31, 2019 and 2018, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details on the programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022	(2)
B	$150.0		Uncommitted	November 30, 2019	(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$100.0		Uncommitted	May 4, 2023	(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2020	(5)
G	$50.0		Uncommitted	February 23, 2023	(2)
H	$100.0		Uncommitted	August 10, 2020	(6)
I	$100.0		Uncommitted	July 21, 2020	(7)
J	$740.0		Uncommitted	February 28, 2020	(8)
K	$110.0		Uncommitted	April 11, 2020	(9)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended through February 28, 2024 unless either party provides 90 days notice of termination.
(9)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.

During the fiscal year ended August 31, 2019, we sold $6.8 billion of trade accounts receivable under these programs and we received cash proceeds of $6.7 billion. As of August 31, 2019, we had up to $1.5 billion in available liquidity under our trade accounts receivable sale programs.

Capital Expenditures

For fiscal year 2020, we anticipate our net capital expenditures will be approximately $800.0 million. Our capital expenditures will support ongoing maintenance in our DMS and EMS segments and investments in new markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.

Cash Flows

The following table sets forth selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$1,193,066	$(1,105,448)	$(1,464,085)
Net cash (used in) provided by investing activities	(872,454)	1,240,914	2,141,263
Net cash used in financing activities	(415,772)	(47,044)	(404,546)
Effect of exchange rate changes on cash and cash equivalents	554	(20,392)	5,228

Net (decrease) increase in cash and cash equivalents	$(94,606)	$68,030	$277,860

Operating Activities

Net cash provided by operating activities during the fiscal year ended August 31, 2019 was primarily due to increased accounts payable, accrued expenses and other liabilities, decreased inventories and non-cash expenses, partially offset by increased contract assets and accounts receivable. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of collections on accounts receivable sold under the securitization programs and the timing of purchases and cash payments. The decrease in inventories is primarily due to the adoption of ASU 2014-09 and the reclassification to contract assets for revenue recognized for over time customers, partially offset by an increase in inventories to support expected sales levels in the first quarter of fiscal year 2020. The increase in contract assets is due to the adoption of ASU 2014-09 and the timing of revenue recognition for over time customers. The increase in accounts receivable is primarily driven by the amended and new securitization programs and higher sales and timing of collections.

Investing Activities

Net cash used in investing activities during the fiscal year ended August 31, 2019 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments and expenditures for assets acquired in connection with the initial and second closings of the acquisition of certain assets of JJMD, partially offset by proceeds and advances from the sale of property, plant and equipment and cash receipts on sold receivables under the asset-backed securitization programs.

Financing Activities

Net cash used in financing activities during the fiscal year ended August 31, 2019 was primarily due to: (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by: (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

Dividends and Share Repurchases

Following is a summary of the dividends and share repurchases for the fiscal years ended August 31, 2019, 2018, 2017 and 2016 (in thousands):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal year 2016	$62,436	$148,185	$210,621
Fiscal year 2017	$59,959	$306,397	$366,356
Fiscal year 2018	$57,833	$450,000	$507,833
Fiscal year 2019	$52,004	$350,000	$402,004

Total	$232,232	$1,254,582	$1,486,814

(1)	The difference between dividends declared and dividends paid is due to dividend equivalents for unvested restricted stock units that are paid at the time the awards vest.
(2)	Excludes commissions.

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of our financial performance.

In June 2018, the Board authorized the repurchase of up to $350.0 million of our common stock. As of August 31, 2019, the total amount authorized by the Board of Directors had been repurchased.

In September 2019, the Board authorized the repurchase of up to $600.0 million of our common stock as part of a two-year capital allocation framework. From September 24, 2019 through October 14, 2019, we repurchased 874,475 shares, utilizing a total of $30.8 million of the $600.0 million authorized by the Board.

Contractual Obligations

Our contractual obligations as of August 31, 2019 are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,496,465	$375,181	$491,655	$1,134,733	$494,896
Future interest on notes payable and long-term debt(1)	373,762	109,506	142,082	55,463	66,711
Operating lease obligations	603,185	118,312	187,644	114,297	182,932
Capital lease obligations	77,829	6,038	11,726	10,928	49,137
Non-cancelable purchase order obligations(2)	351,230	289,516	61,537	177	—
Pension and postretirement contributions and payments(3)	14,618	1,135	1,904	2,396	9,183
Other(4)	77,669	17,922	27,863	14,214	17,670

Total contractual obligations(5)	$3,994,758	$917,610	$924,411	$1,332,208	$820,529

(1)

Consists of interest on notes payable and long-term debt outstanding as of August 31, 2019. Certain of our notes payable and long-term debt pay interest at variable rates. We have applied estimated interest rates to determine the value of these expected future interest payments.

(2)	Consists of purchase commitments entered into as of August 31, 2019 primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.
(3)

Includes the estimated company contributions to funded pension plans during fiscal year 2020 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2020 through 2029. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.

(4)

Includes (i) a $28.5 million capital commitment, (ii) a $16.2 million obligation related to a new human resource system and (iii) $33.0 million related to the one-time transition tax as a result of the Tax Act that will be paid in annual installments through fiscal year 2026.

(5)

As of August 31, 2019, we have $1.5 million and $103.7 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

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

The forward contracts (both those that are designated and not designated as accounting hedging instruments) will generally expire in less than three months, with 12 months being the maximum term of the contracts outstanding as of August 31, 2019. The change in fair value related to contracts designated as accounting hedging instruments is initially reported as a component of AOCI and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are primarily denominated in Chinese yuan renminbi, Euros and Mexican pesos.

Based on our overall currency rate exposures as of August 31, 2019, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 13 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.

Interest Rate Risk

Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statement of Operations, and the Consolidated Statement of Cash Flows. We are exposed to interest rate risk primarily on variable rate borrowings under the 2017 Credit Facility and 2018 Credit Facility. There were $804.9 million in borrowings outstanding under debt facilities with variable interest rates as of August 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 8 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

To manage our exposure to market risk, we use derivative financial instruments when deemed appropriate. In connection with our variable interest rate debt, we have interest rate swaps with aggregate notional amounts of $200.0 million and $350.0 million, which expire on August 31, 2020 and August 24, 2020, respectively. See Note 13 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information regarding our interest rate swap transactions. We do not, and do not intend to, use derivative financial instruments for speculative or trading purposes.

We utilize valuation models to estimate the effects of sudden interest rate changes. The impact of a hypothetical change of 10.0% in variable interest rates would result in an increase or decrease in interest expense of approximately $4.2 million for fiscal year 2020.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2019. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. Management’s report on internal control over financial reporting as of August 31, 2019 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2019, which is incorporated herein at Item 15.

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

Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2019.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On February 25, 2019 and April 29, 2019, we completed the initial closing and second closing, respectively, of our acquisition of certain assets of Johnson & Johnson Medical Devices Companies (“JJMD”). In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of August 31, 2019 did not include the internal control over financial reporting of these acquired operations. Assets acquired from JJMD represent 1.8% of our total consolidated assets at August 31, 2019. Net revenue generated by JJMD subsequent to the dates of acquisition represents 1.3% of our consolidated net revenue for the fiscal year ended August 31, 2019. We continue to evaluate internal controls over financial reporting for these acquired operations. From the acquisition dates to August 31, 2019, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2019, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”

The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Delinquent Section 16(a) Reports” and “Corporate Governance” and “Board of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August  31, 2019 (“Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions “Compensation Matters – Compensation Discussion and Analysis”, “Board of Directors – Director Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance – Related Party Transactions – Certain Related Party Transactions”, “Corporate Governance –Determinations of Director Independence” in our Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth under the captions “Audit Committee Matters – Principal Accounting Fees and Services”, “– Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services” and ”– Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

3	Exhibits. See Item 15(b) below.

(b)	Exhibits. The following exhibits are included as part of, or incorporated by reference into, this Report.

EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 5.625% Registered Senior Notes issued on November 2, 2010	8-K	4.1	11/2/2010

4.4	Form of 4.700% Registered Senior Notes issued on August 3, 2012	8-K	4.1	8/6/2012

4.5	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010	8-K	4.3	11/2/2010

4.6	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.7	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.8*	Description of Jabil Securities

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3†	Jabil 2002 Stock Incentive Plan.	10-K	10.5	8/31/2010

10.3a	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).	10-K	10.6.1	8/31/2004

10.3b	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).	10-K	10.6.2	8/31/2004

10.3c	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).	10-K	10.6.3	8/31/2004

10.3d	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).	10-K	10.6.4	8/31/2004

10.3e	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).	10-K	10.5f	8/31/2009

10.3f	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).	10-K	10.5f	8/31/2010

10.3g	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).	10-K	10.5g	8/31/2010

10.3h	Form of Stock Appreciation Right Agreement (prior form).	10-K	10.6.6	8/31/2005

10.3i†	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.	S-8	4.2	6/13/2003

10.3j†	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.	S-8	4.1	8/16/2002

10.4†	Jabil 2011 Stock Award and Incentive Plan, as Amended and Restated.	14A	A	12/9/2016

10.4a	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – EU5).	10-K	10.6m	8/31/2016

10.4b	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer – Non-EU5).	10-K	10.6n	8/31/2016

10.4c	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer5).	10-K	10.6o	8/31/2016

10.4d	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – EU).	10-K	10.6m	8/31/2015

10.4e	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer – Non-EU).	10-K	10.6n	8/31/2015

10.4f	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).	10-Q	10.4	5/31/2011

10.4g	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).	10-Q	10.5	5/31/2011

10.4h	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).	10-Q	10.6	5/31/2011

10.4i	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).	10-Q	10.7	5/31/2011

10.4j	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU).	10-Q	10.1	5/31/2015

10.4k	Form of Stock Appreciation Right Award Agreement (SAR Officer – Non EU).	10-K	10.7q	8/31/2014

10.5†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended	10-Q	10.8	11/30/2018

10.5a	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive – EU)	10-Q	10.1	11/30/2018

10.5b	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive – Non-EU)	10-Q	10.2	11/30/2018

10.5c	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – ONEU).	10-Q	10.3	11/30/2018

10.5d	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – OEU).	10-Q	10.4	11/30/2018

10.5e	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU)	10-Q	10.5	11/30/2018

10.5f	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU)	10-Q	10.6	11/30/2018

10.5g	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR)	10-Q	10.7	11/30/2018

10.6†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.7	Amended and Restated Five Year Credit Agreement dated as of July 6, 2015, amoung the Registraint; the intial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd., and The Bank of Nova Scotia as documentation agents; and Citigroup Global Markets Inc., JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Mizuho Bank, Ltd. and The Bank of Nova Scotia.	10-K	10.8	8/31/2015

10.8	Credit Agreement dated as of August 24, 2018 among Jabil Inc.; the initial lenders named in the Agreement; Mizuho Bank, Ltd., as administrative agent; and Mizuho Bank, Ltd., MUFG Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners.	8-K	10.1	8/27/2018

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See Signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of August 31, 2019 and August 31, 2018; (ii) Consolidated Statement of Operations for the fiscal years ended August 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

†	Indicates management compensatory plan, contract of arrangement.
*	Filed or furnished herewith.
**	XBRL (Extensible Business Reporting Language) Filed Electronically with this report.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2019. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2019, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jabil Inc.

Opinion on Internal Control over Financial Reporting

We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from Johnson & Johnson Medical Devices Companies (JJMD), which are included in the 2019 consolidated financial statements of the Company and constituted 1.8% of consolidated total assets as of August 31, 2019 and 1.3% of consolidated net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the operations acquired from JJMD.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 22, 2019 expressed an unqualified opinion thereon.

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

October 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jabil Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 22, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers and certain fulfillment costs in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). See below for discussion of our related critical audit matter.

As discussed in Note 2 to the consolidated financial statements, the Company changed its classification of cash receipts on the deferred purchase price receivable on asset-backed securitization transactions in 2019 due to the adoption of ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of ASU No. 2014-09, Revenue from Contracts with Customers

Description of the Matter

As more fully described above and in Note 18 to the consolidated financial statements, effective September 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis, which resulted in a $43 million transition adjustment to increase retained earnings.

Auditing the Company’s implementation of the new revenue standard was challenging due to the judgment in applying the new standard regarding whether performance obligations within the Company’s contracts with customers are satisfied over time or at a point in time. More specifically, applying the criteria within the new standard for determining the timing of satisfaction of performance obligations, such as whether an enforceable right to payment for performance completed to date exists, was complex.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s implementation of the new revenue standard. We tested controls over management’s contract reviews, including controls over the application of the new standard to contracts to assess whether performance obligations are satisfied over time or at a point in time.

To test the Company’s implementation of the new revenue standard, our audit procedures included, among others, assessing whether the Company’s new accounting policy complies with the new standard, evaluating the terms of the Company’s contracts with customers and evaluating management’s application of the new standard to the Company’s contracts. More specifically, we inspected the terms of a sample of the Company’s contracts and evaluated management’s determination of whether performance obligations are satisfied over time or at a point in time based on the criteria within the new standard. We also tested the data and assumptions used in the computation of the Company’s transition adjustment.

Uncertain Tax Positions

Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, the Company operates in a complex multinational tax environment and is subject to laws and regulations in various jurisdictions regarding intercompany transactions. Uncertain tax positions may arise from interpretations and judgments made by the Company in the application of the relevant laws, regulations and tax rulings. The Company uses significant judgment in (1) determining whether the technical merits of tax positions for certain intercompany transactions are more-likely-than-not to be sustained and (2) measuring the related amount of tax benefit that qualifies for recognition.

Auditing the tax positions related to certain intercompany transactions was challenging because the recognition and measurement of the tax positions is highly judgmental and is based on interpretations of laws, regulations and tax rulings.

How We Addressed the Matter in Our Audit

We tested controls over the Company’s process to assess the technical merits of tax positions related to certain intercompany transactions and also tested controls over the Company’s process to determine the application of the relevant laws, regulations and tax rulings, including management’s process to recognize and measure the related tax positions.

In testing the recognition and measurement criteria, we involved tax professionals to assist in assessing the technical merits of the Company’s tax positions. In addition, we used our knowledge of and experience with the application of domestic and international income tax laws by the relevant tax authorities to evaluate the Company’s accounting for those tax positions. We also assessed the Company’s assumptions and data used to measure the amount of tax benefit that qualifies for recognition, and tested the accuracy of the calculations. Lastly, we evaluated the Company’s income tax disclosures included in Note 4 in relation to the Company’s uncertain tax positions.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2010.

Tampa, Florida

October 22, 2019

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,163,343	$1,257,949
Accounts receivable, net of allowance for doubtful accounts	2,745,226	1,693,268
Contract assets	911,940	—
Inventories, net of reserve for excess and obsolete inventory	3,023,003	3,457,706
Prepaid expenses and other current assets	501,573	1,141,000

Total current assets	8,345,085	7,549,923
Property, plant and equipment, net of accumulated depreciation	3,333,750	3,198,016
Goodwill	622,255	627,745
Intangible assets, net of accumulated amortization	256,853	279,131
Deferred income taxes	198,827	218,252
Other assets	213,705	172,574

Total assets	$12,970,475	$12,045,641

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$375,181	$25,197
Accounts payable	5,166,780	4,942,932
Accrued expenses	2,990,144	2,262,744

Total current liabilities	8,532,105	7,230,873
Notes payable and long-term debt, less current installments	2,121,284	2,493,502
Other liabilities	163,821	94,617
Income tax liabilities	136,689	148,884
Deferred income taxes	115,818	114,385

Total liabilities	11,069,717	10,082,261

Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 260,406,796 and 257,130,145 shares issued and 153,520,380 and 164,588,172 shares outstanding at August 31, 2019 and August 31, 2018, respectively	260	257
Additional paid-in capital	2,304,552	2,218,673
Retained earnings	2,037,037	1,760,097
Accumulated other comprehensive loss	(82,794)	(19,399)
Treasury stock at cost, 106,886,416 and 92,541,973 shares as of August 31, 2019 and August 31, 2018, respectively	(2,371,612)	(2,009,371)

Total Jabil Inc. stockholders’ equity	1,887,443	1,950,257
Noncontrolling interests	13,315	13,123

Total equity	1,900,758	1,963,380

Total liabilities and equity	$12,970,475	$12,045,641

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2019	2018	2017
Net revenue	$25,282,320	$22,095,416	$19,063,121
Cost of revenue	23,368,919	20,388,624	17,517,478

Gross profit	1,913,401	1,706,792	1,545,643
Operating expenses:
Selling, general and administrative	1,111,347	1,050,716	907,702
Research and development	42,861	38,531	29,680
Amortization of intangibles	31,923	38,490	35,524
Restructuring and related charges	25,914	36,902	160,395
Loss on disposal of subsidiaries	—	—	2,112

Operating income	701,356	542,153	410,230
Restructuring of securities loss	29,632	—	—
Other expense	53,750	37,563	28,448
Interest income	(21,460)	(17,813)	(12,525)
Interest expense	188,730	149,002	138,074

Income before income tax	450,704	373,401	256,233
Income tax expense	161,230	285,860	129,066

Net income	289,474	87,541	127,167
Net income (loss) attributable to noncontrolling interests, net of tax	2,363	1,211	(1,923)

Net income attributable to Jabil Inc.	$287,111	$86,330	$129,090

Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.85	$0.50	$0.71

Diluted	$1.81	$0.49	$0.69

Weighted average shares outstanding:
Basic	155,613	172,237	181,902

Diluted	158,647	175,044	185,838

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2019	2018	2017
Net income	$289,474	$87,541	$127,167
Other comprehensive (loss) income:
Change in foreign currency translation	(21,729)	(50,151)	41,244
Change in derivative instruments:
Change in fair value of derivatives	(67,773)	1,225	13,434
Adjustment for net losses (gains) realized and included in net income	20,259	(23,076)	8,749

Total change in derivative instruments	(47,514)	(21,851)	22,183

Change in available for sale securities:
Unrealized (loss) gain on available for sale securities	(24,508)	(8,679)	10,611
Adjustment for net losses realized and included in net income	33,333	—	10,139

Total change in available for sale securities	8,825	(8,679)	20,750

Actuarial (loss) gain	(3,012)	8,194	10,372
Prior service credit (cost)	35	(1,532)	(52)

Total other comprehensive (loss) income	(63,395)	(74,019)	94,497

Comprehensive income	$226,079	$13,522	$221,664
Comprehensive income (loss) attributable to noncontrolling interests	2,363	1,211	(1,923)

Comprehensive income attributable to Jabil Inc.	$223,716	$12,311	$223,587

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Fiscal Year Ended August 31,
	2019	2018	2017
Total stockholders’ equity, beginning balances	$1,963,380	$2,368,344	$2,457,497

Common stock:
Beginning balances	257	253	250
Shares issued under employee stock purchase plan	1	1	1
Vesting of restricted stock	2	3	2

Ending balances	260	257	253

Additional paid-in capital:
Beginning balances	2,218,673	2,104,203	2,034,525
Shares issued under employee stock purchase plan	26,999	24,865	21,791
Vesting of restricted stock	(2)	(3)	(2)
Recognition of stock-based compensation	58,882	89,608	47,889

Ending balances	2,304,552	2,218,673	2,104,203

Retained earnings:
Beginning balances	1,760,097	1,730,893	1,660,820
Declared dividends	(51,026)	(57,126)	(59,017)
Cumulative effect adjustment for adoption of new accounting standards	40,855	—	—
Net income attributable to Jabil Inc.	287,111	86,330	129,090

Ending balances	2,037,037	1,760,097	1,730,893

Accumulated other comprehensive (loss) income:
Beginning balances	(19,399)	54,620	(39,877)
Other comprehensive (loss) income	(63,395)	(74,019)	94,497

Ending balances	(82,794)	(19,399)	54,620

Treasury stock:
Beginning balances	(2,009,371)	(1,536,455)	(1,217,547)
Purchases of treasury stock under employee stock plans	(11,918)	(22,597)	(12,268)
Treasury shares purchased	(350,323)	(450,319)	(306,640)

Ending balances	(2,371,612)	(2,009,371)	(1,536,455)

Noncontrolling interests:
Beginning balances	13,123	14,830	19,326
Net income (loss) attributable to noncontrolling interests	2,363	1,211	(1,923)
Acquisition of noncontrolling interests	1,112	—	—
Purchase of noncontrolling interests	—	—	(134)
Disposition of noncontrolling interests	(1,785)	—	—
Declared dividends to noncontrolling interests	(1,500)	(2,920)	(2,293)
Foreign currency adjustments attributable to noncontrolling interests	—	2	(146)
Other	2	—	—

Ending balances	13,315	13,123	14,830

Total stockholders’ equity, ending balances	$1,900,758	$1,963,380	$2,368,344

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2019	2018	2017
Cash flows provided by (used in) operating activities:
Net income	$289,474	$87,541	$127,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	771,833	773,704	760,405
Restructuring and related charges	(3,566)	16,264	94,346
Recognition of stock-based compensation expense and related charges	61,346	90,664	48,544
Deferred income taxes	20,998	52,705	(63,001)
Provision for allowance for doubtful accounts	15,867	38,030	10,112
Restructuring of securities loss	29,632	—	—
Other, net	37,017	(13,600)	22,109
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(586,511)	(2,334,367)	(2,828,328)
Contract assets	(878,469)	—	—
Inventories	483,074	(499,105)	(445,089)
Prepaid expenses and other current assets	28,897	(97,795)	95,593
Other assets	(38,188)	(34,747)	(30,413)
Accounts payable, accrued expenses and other liabilities	961,662	815,258	744,470

Net cash provided by (used in) operating activities	1,193,066	(1,105,448)	(1,464,085)

Cash flows (used in) provided by investing activities:
Acquisition of property, plant and equipment	(1,005,480)	(1,036,651)	(716,485)
Proceeds and advances from sale of property, plant and equipment	218,708	350,291	175,000
Cash paid for business and intangible asset acquisitions, net of cash	(153,239)	(109,664)	(36,620)
Cash receipts on sold receivables	96,846	2,039,298	2,720,728
Other, net	(29,289)	(2,360)	(1,360)

Net cash (used in) provided by investing activities	(872,454)	1,240,914	2,141,263

Cash flows used in financing activities:
Borrowings under debt agreements	11,985,978	9,677,424	7,434,107
Payments toward debt agreements	(12,013,004)	(9,206,016)	(7,479,150)
Payments to acquire treasury stock	(350,323)	(450,319)	(306,640)
Dividends paid to stockholders	(52,004)	(57,833)	(59,959)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	26,999	24,865	21,791
Treasury stock minimum tax withholding related to vesting of restricted stock	(11,918)	(22,597)	(12,268)
Other, net	(1,500)	(12,568)	(2,427)

Net cash used in financing activities	(415,772)	(47,044)	(404,546)

Effect of exchange rate changes on cash and cash equivalents	554	(20,392)	5,228

Net (decrease) increase in cash and cash equivalents	(94,606)	68,030	277,860
Cash and cash equivalents at beginning of period	1,257,949	1,189,919	912,059

Cash and cash equivalents at end of period	$1,163,343	$1,257,949	$1,189,919

Supplemental disclosure information:
Interest paid, net of capitalized interest	$185,696	$167,278	$130,635

Income taxes paid, net of refunds received	$168,053	$180,423	$187,871

See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Inc. (together with its subsidiaries, herein referred to as the “Company”) is one of the leading providers of manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in various industries and end markets. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations principally in the Americas, Europe and Asia.

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

Accounts Receivable

Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $17.2 million and $15.2 million were recorded as of August 31, 2019 and 2018, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract assets”) while a liability is recognized when a customer pays an invoice prior to the Company transferring control of the goods or services (“contract liabilities”). Amounts recognized as contract assets are generally transferred to receivables in the succeeding quarter due to the short-term nature of the manufacturing cycle. Contract assets are classified separately on the Consolidated Balance Sheets and transferred to receivables when right to payment becomes unconditional.

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

Business combinations can also result in other intangible assets being recognized. Finite-lived intangible assets are amortized on either a straight-line or accelerated basis over their estimated useful life and include contractual agreements and customer relationships, tradenames and intellectual property. No significant residual values are estimated for the amortizable intangible assets.

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

Accumulated Other Comprehensive Income

The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial (Loss) Gain	Prior Service (Cost) Credit	Available for Sale Securities	Total
Balance as of August 31, 2018	$7,431	$8,116	$(25,021)	$(643)	$(9,282)	$(19,399)
Other comprehensive (loss) income before reclassifications	(21,729)	(67,773)	(3,753)	79	(24,508)	(117,684)
Amounts reclassified from AOCI	—	20,259	741	(44)	33,333	54,289

Other comprehensive (loss) income(1)	(21,729)	(47,514)	(3,012)	35	8,825	(63,395)

Balance as of August 31, 2019	$(14,298)	$(39,398)	$(28,033)	$(608)	$(457)	$(82,794)

(1)	Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Fiscal Year Ended August 31,
Comprehensive Income Components	Financial Statement Line Item	2019	2018	2017
Foreign currency translation adjustment	Operating income	$—	$—	$5,947
Realized losses (gains) on derivative instruments:(3)
Foreign exchange contracts	Cost of revenue	21,982	(9,379)	4,799
Interest rate contracts	Interest expense	(1,723)	(13,697)	3,950
Actuarial loss	(1)	741	1,127	1,929
Prior service credit	(1)	(44)	(88)	(138)
Available for sale securities	(2)	33,333	—	10,139

Total amounts reclassified from AOCI(4)		$54,289	$(22,037)	$26,626

(1)	Amounts are included in the computation of net periodic benefit pension cost. Refer to Note 9 – “Postretirement and Other Employee Benefits” for additional information.
(2)

The portions of AOCI reclassified into earnings during the fiscal years ended August 31, 2019 and 2017 for available for sale securities were due to a restructuring of securities loss and an other than temporary impairments on securities, respectively, and were recorded to restructuring of securities loss and other expense, respectively.

(3)	The Company expects to reclassify $17.0 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(4)

Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2019 and 2017. The amount for the fiscal year ended August 31, 2018 includes a reduction to income tax expense related to derivative instruments of $14.8 million.

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

Revenue Recognition

Effective September 1, 2018, the Company’s revenue recognition accounting policies changed in conjunction with the adoption of ASU 2014-09, Revenue Recognition (Topic 606). For further discussion, refer to Note 18—“Revenue” to the Consolidated Financial Statements.

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

The majority of the Company’s manufacturing service contracts relate to manufactured products which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. For certain other contracts with customers that do not meet the over time revenue recognition criteria, transfer of control occurs at a point in time which generally occurs upon delivery and transfer of risk and title to the customer.

Most of the Company’s contracts have a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct and is distinct within the context of the contract. For the majority of customers, performance obligations are satisfied over time based on the continuous transfer of control as manufacturing services are performed and are generally completed in less than one year.

The Company also derives revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized over time as the services are performed.

For the Company’s over time customers, it believes the measure of progress which best depicts the transfer of control is based on costs incurred to date, relative to total estimated cost at completion (i.e., an input method). This method is a faithful depiction of the transfer of goods or services because it results in the recognition of revenue on the basis of the Company’s to-date efforts in the satisfaction of a performance obligation relative to the total expected efforts in the satisfaction of the performance obligation. The Company believes that the use of an input method best depicts the transfer of control to the customer, which occurs as the Company incurs costs on its contracts. The transaction price of each performance obligation is generally based upon the contractual stand-alone selling price of the product or service.

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

The stock-based compensation expense for time-based and performance-based restricted stock unit awards (“restricted stock units”) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock units with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which is the intended outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate in the period that such probability changes.

The stock-based compensation expense for market-based restricted stock units is measured at fair value on the date of grant. The market conditions are considered in the grant date fair value using a Monte Carlo valuation model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

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

Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to Jabil Inc. by the weighted average number of shares of common stock outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. The difference between the weighted average number of basic shares outstanding and the weighted average number of diluted shares outstanding is primarily due to dilutive unvested restricted stock units and dilutive stock appreciation rights.

Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock units are considered dilutive when the related performance criterion have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common stock are antidilutive in periods of net loss. Potential shares of common stock not included in the computation of earnings per share because their effect would have been antidilutive or because the performance criterion was not met were as follows (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Stock appreciation rights	—	—	265
Restricted stock units	796	2,426	4,539

Fair Value of Financial Instruments

Fair value is categorized in one of three levels based on the lowest level of significant input used. Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – unobservable inputs for the asset or liability.

2. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under a foreign asset-backed securitization program, a North American asset-backed securitization program and uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2019, 2018 and 2017 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The adoption of Accounting Standards Update No. 2016-15 (“ASU 2016-15”) described in Note 17, New Accounting Guidance, resulted in a reclassification of cash flows from operating activities to investing activities for all periods presented in the Company’s Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable (i.e. beneficial interest) on asset-backed securitization transactions. In addition, the beneficial interest of $162.2 million, $2.0 billion, and $2.8 billion for the fiscal years ended August 31, 2019, 2018, and 2017, respectively, obtained in exchange for securitized receivables are reported as non-cash investing activities.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable, at a discount, under its foreign asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution on a monthly basis. Effective October 1, 2018, the foreign asset-backed securitization program terms were amended and the program was extended to September 30, 2021. In connection with this amendment, there is no longer a deferred purchase price receivable for the foreign asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold.

As of October 1, 2018, approximately $734.2 million of accounts receivable sold under the foreign asset-backed securitization program was exchanged for the outstanding deferred purchase price receivable of $335.5 million. The remaining amount due to the financial institution of $398.7 million was subsequently settled for $25.2 million of cash and $373.5 million of trade accounts receivable sold to the financial institution. The previously sold trade accounts receivable were recorded at fair market value. Prior to the amendment, any portion of the purchase price for the receivables not paid in cash upon the sale occurring was recorded as a deferred purchase price receivable, which was paid from available cash as payments on the receivables were collected. The amended foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of August 31, 2019.

The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Consolidated Financial Statements.

The North American asset-backed securitization program was terminated on October 9, 2018 and as of this date approximately $500.0 million of accounts receivable sold under the program was exchanged for the outstanding deferred purchase price receivable of $300.0 million and $200.0 million of cash. The previously sold trade accounts receivable were recorded at fair market value.

On November 27, 2018, the Company entered into a new North American asset-backed securitization program. The Company continuously sells designated pools of trade accounts receivable, at a discount, under its new North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by unaffiliated financial institutions on a monthly basis. The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Consolidated Financial Statements. There is no longer a deferred purchase price receivable for the North American asset-backed securitization program as the entire purchase price is paid in cash when the receivables are sold. Additionally, certain unsold receivables covering the maximum amount of net cash proceeds available under the program are pledged as collateral to the unaffiliated financial institution as of August 31, 2019.

Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2019(3)	2018	2017
Trade accounts receivable sold	$4,057	$8,386	$8,878
Cash proceeds received(1)	$4,031	$7,838	$8,300
Pre-tax losses on sale of receivables(2)	$26	$15	$9
Deferred purchase price receivables as of August 31	$—	$533	$569

(1)	The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)	Recorded to other expense within the Consolidated Statements of Operations.
(3)

Excludes $650.3 million of trade accounts receivable sold, $488.1 million of cash and $13.9 million of net cash received prior to the amendment of the foreign asset-backed securitization program and under the previous North American asset-backed securitization program.

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the five-year unsecured credit facility amended as of November 8, 2017 (“the 2017 Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of August 31, 2019 and 2018, the Company was in compliance with all covenants under the asset-backed securitization programs.

Trade Accounts Receivable Sale Programs

Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022	(2)
B	$150.0		Uncommitted	November 30, 2019	(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$100.0		Uncommitted	May 4, 2023	(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2020	(5)
G	$50.0		Uncommitted	February 23, 2023	(2)
H	$100.0		Uncommitted	August 10, 2020	(6)
I	$100.0		Uncommitted	July 21, 2020	(7)
J	$740.0		Uncommitted	February 28, 2020	(8)
K	$110.0		Uncommitted	April 11, 2020	(9)

(1)	Maximum amount available at any one time.
(2)	Any party may elect to terminate the agreement upon 15 days prior notice.
(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.
(4)	Any party may elect to terminate the agreement upon 30 days prior notice.
(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.
(8)	The program will be automatically extended through February 28, 2024 unless either party provides 90 days notice of termination.
(9)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2019	2018	2017
Trade accounts receivable sold	$6,751	$5,480	$2,968
Cash proceeds received	$6,723	$5,463	$2,962
Pre-tax losses on sale of receivables(1)	$28	$17	$6

(1)	Recorded to other expense within the Consolidated Statements of Operations.

3. Inventories

Inventories consist of the following (in thousands):

	August 31, 2019	August 31, 2018
Raw materials	$2,310,081	$2,070,569
Work in process	468,217	788,742
Finished goods	314,258	659,335
Reserve for excess and obsolete inventory	(69,553)	(60,940)

Inventories, net	$3,023,003	$3,457,706

4. Income Taxes

Provision for Income Taxes

Income (loss) before income tax expense is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Domestic(1)	$(415,707)	$(426,897)	$(373,690)
Foreign(1)	866,411	800,298	629,923

	$450,704	$373,401	$256,233

(1)	Includes the elimination of intercompany foreign dividends paid to the U.S.

Income tax expense (benefit) is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Current:
Domestic – federal	$(23,675)	$69,080	$2,436
Domestic – state	1,383	134	12
Foreign	175,993	178,790	188,872

Total current	153,701	248,004	191,320

Deferred:
Domestic – federal	(8,000)	(24,342)	253
Domestic – state	(2,202)	93	30
Foreign	17,731	62,105	(62,537)

Total deferred	7,529	37,856	(62,254)

Total income tax expense	$161,230	$285,860	$129,066

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is summarized below:

	Fiscal Year Ended August 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	25.7%	35.0%
State income taxes, net of federal tax benefit	(1.7)	(1.5)	(3.3)
Impact of foreign tax rates(1)(2)	(9.9)	(19.3)	(42.7)
Permanent impact of non-deductible cost	1.8	5.9	2.9
Income tax credits(1)	(3.1)	(2.8)	(6.3)
Changes in tax rates on deferred tax assets and liabilities(3)	0.2	4.0	0.3
One-time transition tax related to the Tax Act(4)	(0.5)	62.2	—
Indefinite reinvestment assertion impact(4)	0.9	5.8	—
Valuation allowance(5)	1.3	(16.4)	14.8
Non-deductible equity compensation	1.4	5.5	4.5
Impact of intercompany charges and dividends(6)	10.4	7.3	38.3
Reclassification of stranded tax effects in AOCI	—	(4.0)	—
Global Intangible Low-Taxed Income(7)	10.4	—	—
Other, net	3.6	4.2	6.9

Effective income tax rate	35.8%	76.6%	50.4%

(1)

The Company has been granted tax incentives for various subsidiaries in Brazil, China, Malaysia, Poland, Singapore and Vietnam, which expire at various dates through fiscal year 2031 and are subject to certain conditions with which the Company expects to comply. These tax incentives resulted in a tax benefit of approximately $67.3 million ($0.43 per basic share), $52.1 million ($0.30 per basic share) and $38.6 million ($0.22 per basic share) during the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

(2)	For the fiscal years ended August 31, 2019 and 2018, the decrease in the impact of foreign tax rates was primarily due to a decrease in the U.S. federal statutory income tax rate due to the Tax Act.
(3)

For the fiscal year ended August 31, 2018, the increase in the changes in tax rates on deferred tax assets and liabilities was primarily due to the Tax Act, excluding the impact of the enacted rate change on the U.S. valuation allowance.

(4)	The indefinite reinvestment assertion impact for the fiscal year ended August 31, 2018 is related to the Tax Act as further discussed below.
(5)

The valuation allowance change for the fiscal years ended August 31, 2019 and 2018 was primarily due to utilization of domestic federal net operating losses and tax credits against the one-time transition tax and the change in enacted tax rate applied to U.S. deferred tax assets and liabilities for the fiscal year ended August 31, 2018. The increase for the fiscal year ended August 31, 2019 was partially offset by an income tax benefit of $17.5 million for the reversal of a U.S. valuation allowance due to an intangible asset reclassification from indefinite-life to finite-life.

(6)	For the fiscal year ended August 31, 2018, the decrease in the impact of intercompany charges and dividends was due to a change in the U.S. taxation of foreign dividends as a result of the Tax Act.
(7)	GILTI applied beginning in the fiscal year ended August 31, 2019 and primarily related to the utilization of current year U.S. federal operating losses.

Tax Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The Tax Act reduced the corporate tax rate, limited or eliminated certain tax deductions, introduced Global Intangible Low-Taxed Income (“GILTI”) as a newly defined category of foreign subsidiary income which is taxable to U.S. shareholders each year, and changed the taxation of foreign earnings of U.S. multinational companies. The enacted changes included a mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries and effectively taxed such income at reduced tax rates (“transition tax”). As a result of the one-time transition tax, the Company has a substantial amount of previously taxed earnings that can be distributed to the U.S. without additional U.S. taxation. Additionally, the Tax Act provides for a 100% dividends received deduction for dividends received by U.S. corporations from 10-percent or more owned foreign corporations. During the fiscal year ended August 31, 2018, the Company made reasonable estimates related to certain impacts of the Tax Act and, in accordance with Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act (“SAB 118”), recorded a net provisional income tax expense (benefit). During the fiscal year ended August 31, 2019, the Company completed its accounting for the effects of the Tax Act under SAB 118 based on the analysis, interpretations and guidance available at that time. During the first quarter of fiscal year 2019, the Company elected to record the GILTI effects as a period cost.

The following table summarizes the tax expense (benefit) related to the Tax Act recognized during the SAB 118 measurement period (in millions):

	One-time transition tax, inclusive of unrecognized tax benefits (1)	Re-measurement of the Company’s U.S. deferred tax attributes	Change in indefinite reinvestment assertion (2)	Other	Income tax expense (benefit)
Provisional income tax expense (benefit) – recognized in fiscal year 2018	$65.9	$(10.5)	$85.0	$1.9	$142.3
Income tax (benefit) expense adjustment – recognized in fiscal year 2019	$(19.7)	$1.6	$—	$(0.3)	$(18.4)

Income tax expense (benefit) related to the Tax Act	$46.2	$(8.9)	$85.0	$1.6	$123.9

(1)

The calculation of the one-time transition tax is based upon post-1986 earnings and profits, applicable foreign tax credits and relevant limitations, utilization of U.S. federal net operating losses and tax credits and the amount of foreign earnings held in cash and non-cash assets. The adjustments during the fiscal year ended August 31, 2019 were primarily related to further analysis of the Company’s utilization of foreign tax credits and applicable limitations.

(2)

The liability recorded for a change in the indefinite reinvestment assertion on certain earnings from the Company’s foreign subsidiaries is primarily associated with foreign withholding taxes that would be incurred upon such future remittances of cash.

Deferred Tax Assets and Liabilities

Significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forward	$183,297	$119,259
Receivables	6,165	7,111
Inventories	9,590	7,634
Compensated absences	10,401	8,266
Accrued expenses	81,731	81,912
Property, plant and equipment, principally due to differences in depreciation and amortization	66,268	97,420
Domestic federal and state tax credits	42,464	70,153
Foreign jurisdiction tax credits	15,345	25,887
Equity compensation – Domestic	7,617	7,566
Equity compensation – Foreign	2,179	2,401
Domestic federal interest carry forward	5,853	—
Cash flow hedges	9,878	—
Unrecognized capital loss carry forward	7,799	—
Revenue recognition	19,195	—
Other	21,907	18,176

Total deferred tax assets before valuation allowances	489,689	445,785
Less valuation allowances	(287,604)	(223,487)

Net deferred tax assets	$202,085	$222,298

Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	75,387	74,654
Intangible assets	39,242	39,122
Other	4,447	4,655

Total deferred tax liabilities	$119,076	$118,431

Net deferred tax assets	$83,009	$103,867

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net increase in the total valuation allowance for the fiscal year ended August 31, 2019 is primarily related to the increase of a net operating loss carry forward due to a release of a non-U.S. unrecognized tax benefit and the increase of deferred tax assets in sites with existing valuation allowances. The decrease in domestic federal and state tax credits is primarily related to the utilization of tax credits against the one-time transition tax.

As of August 31, 2019, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. As of August 31, 2019, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $1.9 billion. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.2 billion.

Tax Carryforwards

The amount and expiration dates of income tax net operating loss carryforwards and tax credit carryforwards, which are available to reduce future taxes, if any, as of August 31, 2019 are as follows:

(dollars in thousands)	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Domestic – state	2039	$57,299
Foreign	2039 or indefinite	$565,609
Tax credit carryforwards:(1)
Domestic – federal	2029	$39,784
Domestic – state	2027	$3,313
Foreign(2)	2027 or indefinite	$15,345

(1)	Net of unrecognized tax benefits.
(2)	Calculated based on the deferral method and includes foreign investment tax credits.

Unrecognized Tax Benefits

Reconciliation of the unrecognized tax benefits is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Beginning balance	$256,705	$201,355	$149,898
Additions for tax positions of prior years	20,158	14,465	2,155
Reductions for tax positions of prior years(1)	(106,252)	(21,045)	(12,233)
Additions for tax positions related to current year(2)	35,769	81,866	77,807
Cash settlements	—	(1,659)	(2,298)
Reductions from lapses in statutes of limitations	(2,570)	(7,496)	(10,446)
Reductions from settlements with taxing authorities(3)	(35,582)	(5,928)	(6,061)
Foreign exchange rate adjustment	(3,845)	(4,853)	2,533

Ending balance	$164,383	$256,705	$201,355

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$93,237	$117,455	$75,223

(1)

The reductions for tax positions of prior years for the fiscal year ended August 31, 2019 are primarily related to a non-U.S. taxing authority ruling related to certain non-U.S. net operating loss carry forwards, offset with a valuation allowance and the impacts of the Tax Act.

(2)

The additions for the fiscal years ended August 31, 2019 and 2018 are primarily related to the impacts of the Tax Act and taxation of certain intercompany transactions. The additions for the fiscal year ended August 31, 2017 are primarily related to certain non-U.S. net operating loss carry forwards, previously offset with a valuation allowance, that can no longer be recognized due to an internal restructuring.

(3)	The reductions from settlements with taxing authorities for the fiscal year ended August 31, 2019 are primarily related to the settlement of a U.S. audit.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $18.9 million and $20.4 million as of August 31, 2019 and 2018, respectively. The Company recognized interest and penalties of approximately $(1.5) million, $(6.7) million and $5.2 million during the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

It is reasonably possible that the August 31, 2019 unrecognized tax benefits could decrease during the next 12 months by $5.8 million, primarily related to a state settlement.

The Company is no longer subject to U.S. federal tax examinations for fiscal years before August 31, 2015. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2009.

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

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2019	2018
Land and improvements	$146,719	$144,136
Buildings	962,559	849,975
Leasehold improvements	1,092,787	1,013,428
Machinery and equipment	4,262,015	3,983,025
Furniture, fixtures and office equipment	209,257	192,243
Computer hardware and software	671,252	601,955
Transportation equipment	16,423	17,215
Construction in progress	83,234	42,984

	7,444,246	6,844,961
Less accumulated depreciation and amortization	4,110,496	3,646,945

	$3,333,750	$3,198,016

Depreciation and maintenance and repair expenses were as follows for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Depreciation expense	$739,910	$735,213	$724,856
Maintenance and repair expense	$288,309	$266,691	$234,332

As of August 31, 2019 and 2018, the Company had $235.2 million and $253.6 million, respectively, included in accounts payable for the acquisition of property, plant and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

6. Goodwill and Other Intangible Assets

The Company completed its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2019 and determined the fair values of the reporting units and the indefinite-lived intangible assets were in excess of the carrying values and that no impairment existed as of the date of the impairment test.

The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2019 and 2018 (in thousands):

	EMS	DMS	Total
Balance as of August 31, 2017	$52,574	$555,610	$608,184
Acquisitions and adjustments(1)	30,763	(8,186)	22,577
Change in foreign currency exchange rates	(667)	(2,349)	(3,016)

Balance as of August 31, 2018	82,670	545,075	627,745
Change in foreign currency exchange rates	(702)	(4,788)	(5,490)

Balance as of August 31, 2019	$81,968	$540,287	$622,255

(1)	Includes $8.2 million of goodwill reallocated between DMS and EMS during fiscal year 2018.

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in thousands):

	August 31, 2019		August 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,642,077	$1,019,822	$1,647,567	$1,019,822

The following table presents the Company’s total purchased intangible assets as of August 31, 2019 and 2018 (in thousands):

	Weighted Average Amortization Period (in years)	August 31, 2019			August 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	12	$292,797	$(175,199)	$117,598	$289,947	$(153,415)	$136,532
Intellectual property	6	173,771	(157,606)	16,165	168,181	(148,672)	19,509
Finite-lived trade names	Not applicable	77,536	(5,036)	72,500	5,091	(5,091)	—
Trade names	Indefinite	50,590	—	50,590	123,090	—	123,090

Total intangible assets	11	$594,694	$(337,841)	$256,853	$586,309	$(307,178)	$279,131

In the fourth quarter of fiscal year 2019, the Company made a strategic decision that the indefinite-lived trade name of $72.5 million acquired during the acquisition of Nypro would be phased out over the next four years. In connection with a strategic shift to further diversify our portfolio, focus on innovation and technology within the Company’s healthcare business and as a result of the strategic collaboration with a certain medical device company, management decided to implement a rebranding initiative to Jabil Healthcare. Management believes the name change better leverages the Jabil brand and the full range of services available to its customers.

As a result of the decision to rebrand, the Company determined the indefinite-lived trade name should no longer be classified as an indefinite-lived intangible asset. Accordingly, prior to reclassifying the trade name to a finite-lived intangible asset, the Company tested it for impairment and determined the fair value of the asset exceeded the carrying value. As such, this trade name was assigned a four-year estimated useful life and will be amortized on an accelerated basis.

Intangible asset amortization for fiscal years 2019, 2018 and 2017 was approximately $31.9 million, $38.5 million and $35.5 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ended August 31,
2020	$54,165
2021	43,780
2022	28,291
2023	25,877
2024	10,976
Thereafter	43,174

Total	$206,263

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	August 31, 2019	August 31, 2018
Contract liabilities	$511,329	$—
Deferred income	—	691,365
Accrued compensation and employee benefits	600,907	570,400
Obligation associated with securitization programs	475,251	—
Other accrued expenses	1,402,657	1,000,979

Accrued expenses	$2,990,144	$2,262,744

8. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding as of August 31, 2019 and 2018 are summarized below (in thousands):

	Maturity Date	August 31, 2019	August 31, 2018
5.625% Senior Notes(1)(2)	Dec 15, 2020	398,886	397,995
4.700% Senior Notes(1)(2)	Sep 15, 2022	498,004	497,350
4.900% Senior Notes(1)	Jul 14, 2023	299,057	298,814
3.950% Senior Notes(1)(2)(3)	Jan 12, 2028	494,825	494,208
Borrowings under credit facilities(4)(5)(6)	Nov 8, 2022 and Aug 24, 2020	—	—
Borrowings under loans(4)(5)	Nov 8, 2022 and Aug 24, 2020	805,693	830,332

Total notes payable and long-term debt		2,496,465	2,518,699
Less current installments of notes payable and long-term debt		375,181	25,197

Notes payable and long-term debt, less current installments		$2,121,284	$2,493,502

(1)	The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)	The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)

During the fiscal year ended August 31, 2018, the Company issued $500.0 million of publicly registered 3.950% Senior Notes due 2028 (the “3.950% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem $400.0 million of the Company’s outstanding 8.250% Senior Notes due 2018 and pay related costs and a “make-whole” premium.

(4)

On November 8, 2017, the Company entered into an amended and restated senior unsecured five-year credit agreement to support the continued growth of the business. In addition, the revolving credit facility supports commercial paper outstanding, if any. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $1.8 billion, which may, subject to the lenders’ discretion, potentially be increased up to $2.3 billion (“the 2017 Revolving Credit Facility”) and (ii) a $500.0 million Term Loan Facility (“the 2017 Term Loan Facility”), collectively “the 2017 Credit Facility.” The 2017 Credit Facility expires on November 8, 2022. The 2017 Revolving Credit Facility is subject to two whole or partial one-year extensions, at the lender’s discretion. Interest and fees on the 2017 Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

During the fiscal year ended August 31, 2019, the interest rates on the 2017 Revolving Credit Facility ranged from 3.1% to 5.7% and the 2017 Term Loan Facility ranged from 3.5% to 3.9%. Interest is charged at a rate equal to (a) for the 2017 Revolving Credit Facility, either 0.000% to 0.575% above the base rate or 0.975% to 1.575% above the Eurocurrency rate and (b) for the 2017 Term Loan Facility, either 0.125% to 0.875% above the base rate or 1.125% to 1.875% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

(5)

On August 24, 2018, the Company entered into a senior unsecured two-year credit agreement to support the continued growth of the business. The credit agreement provides for: (i) a Revolving Credit Facility in the initial amount of $150.0 million (“the 2018 Revolving Credit Facility”) and (ii) a $350.0 million Term Loan Facility (“the 2018 Term Loan Facility”), collectively “the 2018 Credit Facility.” The 2018 Credit Facility expires on August 24, 2020.

During the fiscal year ended August 31, 2019, the interest rates on the 2018 Revolving Credit Facility ranged from 3.1% to 3.4% and the 2018 Term Loan Facility ranged from 3.3% to 3.8%. Interest is charged at a rate equal to (a) for the 2018 Revolving Credit Facility, either the base rate or 0.9750% above the Eurocurrency rate and (b) for the 2018 Term Loan Facility, either 0.125% above the base rate or 1.125% above the Eurocurrency rate. The base rate represents the greatest of: (i) Mizuho Bank, Ltd.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders.

Additionally, the Company’s foreign subsidiaries had various additional credit facilities that finance their future growth and any corresponding working capital needs.

As of August 31, 2019, the Company has $2.6 billion, in available unused borrowing capacity under its revolving credit facilities.

(6)

On August 15, 2019, the Company entered into a commercial paper program with a borrowing capacity of up to $1.8 billion. The Company intends to use the net proceeds from the commercial paper to support more efficient financing terms. The revolving credit facility supports commercial paper outstanding, if any. As of August 31, 2019, no commercial paper had been issued.

In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $119.1 million as of August 31, 2019. Unused letters of credit were $74.7 million as of August 31, 2019. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.

Debt Maturities

Debt maturities as of August 31, 2019 are as follows (in thousands):

Fiscal Year Ended August 31,
2020	$375,181
2021	441,858
2022	49,797
2023	1,134,613
2024	120
Thereafter	494,896

Total	$2,496,465

Debt Covenants

Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the 2017 and 2018 Revolving Credit Facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of August 31, 2019 and 2018, the Company was in compliance with its debt covenants.

Fair Value

Refer to Note 16 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.

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

Additionally, as a result of acquiring various other operations in Europe, Asia and Mexico the Company assumed both qualified and unfunded nonqualified retirement benefits covering eligible employees who meet age and service requirements (the “other plans”).

The UK plan and other plans are collectively referred to herein as the “plans.”

Benefit Obligation and Plan Assets

The benefit obligations and plan assets, changes to the benefit obligation and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in thousands):

	Pension
	2019	2018
Change in projected benefit obligation
Beginning projected benefit obligation	$161,104	$167,714
Service cost	1,437	1,063
Interest cost	3,715	3,807
Actuarial loss (gain)	19,060	(6,019)
Curtailments gain	—	(998)
Total benefits paid	(6,568)	(6,211)
Plan participants’ contributions	35	31
Amendments	—	1,864
Acquisitions	6,040	—
Effect of conversion to U.S. dollars	(10,133)	(147)

Ending projected benefit obligation	$174,690	$161,104

Change in plan assets
Beginning fair value of plan assets	151,715	146,698
Actual return on plan assets	19,784	8,146
Employer contributions	1,717	1,811
Benefits paid from plan assets	(5,435)	(4,758)
Plan participants’ contributions	35	31
Effect of conversion to U.S. dollars	(9,715)	(213)

Ending fair value of plan assets	$158,101	$151,715

Unfunded status	$(16,589)	$(9,389)

Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$368	$428
Accrued benefit liability, noncurrent	$16,221	$8,961
Accumulated other comprehensive loss(1)
Actuarial loss, before tax	$24,343	$22,387
Prior service cost, before tax	$690	$719

(1)	The Company anticipates amortizing $0.8 million and $0.0 million, before tax, of net actuarial loss and prior service costs balances, respectively, to net periodic cost in fiscal year 2020.

Net Periodic Benefit Cost

The following table provides information about the net periodic benefit cost for the plans for fiscal years 2019, 2018 and 2017 (in thousands):

	Pension
	2019	2018	2017
Service cost	$1,437	$1,063	$1,068
Interest cost	3,715	3,807	2,942
Expected long-term return on plan assets	(5,291)	(5,954)	(4,206)
Recognized actuarial loss	741	1,127	1,929
Amortization of prior service credit	(44)	(88)	(138)
Net settlement loss	634	116	1,472

Net periodic benefit cost	$1,192	$71	$3,067

On September 1, 2018, the Company adopted a new accounting standard, which changes the presentation of net periodic benefit cost in the Consolidated Statements of Operation. The Company adopted the standard on a retrospective basis which results in reclassifications for the service cost component of net periodic benefit cost from selling, general and administrative expense to cost of revenue and for the other components from selling, general and administrative expense to other expense. Prior periods have not been reclassified due to immateriality.

Assumptions

Weighted-average actuarial assumptions used to determine net periodic benefit cost and projected benefit obligation for the plans for the fiscal years 2019, 2018 and 2017 were as follows:

	Pension
	2019	2018	2017
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.6%	3.8%	3.3%
Rate of compensation increase	4.4%	3.3%	2.7%
Discount rate	2.2%	2.1%	1.9%
Projected benefit obligation:
Expected long-term return on plan assets	2.0%	3.6%	4.0%
Rate of compensation increase	4.3%	4.4%	4.4%
Discount rate(2)	1.7%	2.2%	2.3%

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 35% equity and 65% debt securities in fiscal year 2020.

Fair Value

The fair values of the plan assets held by the Company by asset category are as follows (in thousands):

		August 31, 2019		August 31, 2018
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$7,705	5%	$6,682	4%
Equity Securities:
Global equity securities(2)(3)	Level 2	20,215	13%	35,932	24%
Debt Securities:
Corporate bonds(3)	Level 2	42,522	27%	41,088	27%
Government bonds(3)	Level 2	69,880	44%	51,597	34%
Other Investments:
Insurance contracts(4)	Level 3	17,779	11%	16,416	11%

Fair value of plan assets		$158,101	100%	$151,715	100%

(1)	Carrying value approximates fair value.
(2)	Investments in equity securities by companies incorporated, listed or domiciled in developed and/or emerging market countries.
(3)	Investments in global equity securities, corporate bonds, government securities and government bonds are valued using the quoted prices of securities with similar characteristics.
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

Accumulated Benefit Obligation

The following table provides information for the plans with an accumulated benefit obligation for fiscal years 2019 and 2018 (in thousands):

	August 31,
	2019	2018
Projected benefit obligation	$174,690	$161,104
Accumulated benefit obligation	$161,729	$152,380
Fair value of plan assets	$158,101	$151,715

Cash Flows

The Company expects to make cash contributions between $0.4 million and $0.6 million to its funded pension plans during fiscal year 2020. The estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2020	$5,017
2021	4,788
2022	5,365
2023	5,877
2024	6,274
2025 through 2029	40,828

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $49.0 million, $40.5 million and $33.6 million for defined contribution plans for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

10. Commitments and Contingencies

Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases as of August 31, 2019 were as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2020	$118,312
2021	102,915
2022	84,729
2023	63,206
2024	51,091
Thereafter	182,932

Total minimum lease payments	$603,185

Total operating lease expense was approximately $125.4 million, $130.2 million and $117.2 million for fiscal years 2019, 2018 and 2017, respectively.

Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Stockholders’ Equity

The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Restricted stock units	$53,766	$84,082	$42,122
Employee stock purchase plan	7,580	6,891	6,334
Other (1)	—	7,538	88

Total	$61,346	$98,511	$48,544

(1)	For the fiscal year ended August 31, 2018, represents a one-time cash-settled stock award that vested on November 30, 2017.

Equity Compensation Plan

The 2011 Stock Award and Incentive Plan (the “2011 Plan”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that may be subject to awards under the 2011 Plan is 23,300,000.

Following is a reconciliation of the shares available to be issued under the 2011 Plan as of August 31, 2019:

Shares Available for Grant
Balance as of August 31, 2018	12,837,158
Restricted stock units granted, net of forfeitures(1)	(796,577)

Balance as of August 31, 2019	12,040,581

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

Stock Appreciation Rights (“SARS”)

The following table summarizes SARS activity from August 31, 2018 through August 31, 2019:

	SARS Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding as of August 31, 2018	156,801	$1,748	$18.41	3.10
SARS exercised	(33,300)		$18.24

Outstanding and exercisable as of August 31, 2019	123,501	$1,278	$18.46	2.11

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

On October 6, 2017, the Company’s Compensation Committee approved the modification of vesting criteria for certain performance-based restricted stock units granted in fiscal year 2015. As a result of the modification, 0.8 million awards vested during the first quarter of fiscal year 2018, which resulted in approximately $24.9 million of stock-based compensation expense recognized.

The following table summarizes restricted stock units activity from August 31, 2018 through August 31, 2019:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of August 31, 2018	8,352,307	$24.34
Changes during the period
Shares granted(1)	3,144,205	$25.25
Shares vested	(1,983,411)	$25.07
Shares forfeited	(2,347,628)	$24.78

Outstanding as of August 31, 2019	7,165,473	$26.27

(1)

For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2019, the Company awarded approximately 1.6 million time-based restricted stock units, 0.4 million performance-based restricted stock units and 0.4 million market-based restricted stock units based on target performance criteria.

The following table represents the restricted stock units and SARS stock-based compensation information for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Intrinsic value of SARS exercised	$335	$909	$5,053
Fair value of restricted stock units vested	$49,725	$62,592	$44,010
Tax benefit for stock compensation expense(1)	$611	$1,122	$560
Unrecognized stock-based compensation expense — restricted stock units	$41,778
Remaining weighted-average period for restricted stock units expense	1.3 years

(1)	Classified as income tax expense within the Consolidated Statements of Operations.

Employee Stock Purchase Plan

The maximum aggregate number of shares that are available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 12,000,000.

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2019, 3,397,019 shares remained available for issue under the 2011 ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2019	2018	2017
Expected dividend yield	0.6%	0.6%	0.8%
Risk-free interest rate	2.3%	1.4%	0.5%
Expected volatility(1)	28.6%	23.0%	33.0%
Expected life	0.5 years	0.5 years	0.5 years

(1)	The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2019 and 2018:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018
	January 24, 2019	$0.08	$12,706	February 15, 2019	March 1, 2019
	April 18, 2019	$0.08	$12,681	May 15, 2019	June 3, 2019
	July 18, 2019	$0.08	$12,724	August 15, 2019	September 3, 2019
Fiscal Year 2018:	October 19, 2017	$0.08	$14,588	November 15, 2017	December 1, 2017
	January 25, 2018	$0.08	$14,272	February 15, 2018	March 1, 2018
	April 19, 2018	$0.08	$13,991	May 15, 2018	June 1, 2018
	July 18, 2018	$0.08	$13,677	August 15, 2018	September 4, 2018

Share Repurchases

In September 2019, the Company’s Board of Directors (“the Board”) authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (“the 2020 Share Repurchase Program”). From September 24, 2019 through October 14, 2019, the Company repurchased 874,475 shares, utilizing a total of $30.8 million of the $600.0 million authorized by the Board.

Common Stock Outstanding

The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2019	2018	2017
Common stock outstanding:
Beginning balances	164,588,172	177,727,653	186,998,472
Shares issued upon exercise of stock options	11,348	30,832	172,620
Shares issued under employee stock purchase plan	1,282,042	1,105,400	1,228,316
Vesting of restricted stock	1,983,261	2,727,229	2,102,049
Purchases of treasury stock under employee stock plans	(489,836)	(793,052)	(550,096)
Treasury shares purchased(1)	(13,854,607)	(16,209,890)	(12,223,708)

Ending balances	153,520,380	164,588,172	177,727,653

(1)

During fiscal years 2018, 2017 and 2016, the Company’s Board of Directors authorized the repurchase of $350.0 million, $450.0 million and $400.0 million, respectively, of the Company’s common stock under share repurchase programs, which were repurchased during fiscal years 2019, 2018 and 2017, respectively.

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

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2019, the Company’s five largest customers accounted for approximately 42% of its net revenue and 85 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customer that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2019	2018	2017	2019		2018
Apple, Inc.(1)	22%	28%	24%		*		*

*	Amount was less than 10% of total.
(1)	Sales to this customer were reported in the DMS operating segment.

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

The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment is a high volume business that produces products at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, cloud, computing and storage, defense and aerospace, industrial and energy, networking and telecommunications, print and retail, and smart home and appliances industries.

The DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. The DMS segment includes customers primarily in the edge devices and accessories, healthcare, mobility and packaging industries.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, restructuring of securities loss, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests.

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

The following tables set forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Net revenue
EMS	$15,430,529	$12,268,600	$11,077,622
DMS	9,851,791	9,826,816	7,985,499

	$25,282,320	$22,095,416	$19,063,121

	Fiscal Year Ended August 31,
	2019	2018	2017
Segment income and reconciliation of income before tax
EMS	$480,047	$451,149	$436,110
DMS	396,564	316,998	230,893

Total segment income	$876,611	$768,147	$667,003
Reconciling items:
Amortization of intangibles	(31,923)	(38,490)	(35,524)
Stock-based compensation expense and related charges	(61,346)	(98,511)	(48,544)
Restructuring and related charges	(25,914)	(36,902)	(160,395)
Distressed customer charges	(6,235)	(32,710)	(10,198)
Business interruption and impairment charges, net (1)	2,860	(11,299)	—
Acquisition and integration charges	(52,697)	(8,082)	—
Loss on disposal of subsidiaries	—	—	(2,112)
Restructuring of securities loss	(29,632)	—	—
Other expense	(53,750)	(37,563)	(28,448)
Interest income	21,460	17,813	12,525
Interest expense	(188,730)	(149,002)	(138,074)

Income before income tax	$450,704	$373,401	$256,233

(1)

Charges, net of insurance proceeds of $2.9 million and $24.9 million, for the fiscal years ended August 31, 2019 and 2018, respectively, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted operations in Cayey, Puerto Rico, which is classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.

	August 31, 2019	August 31, 2018
Total assets
EMS	$4,353,465	$3,456,866
DMS	4,988,198	5,378,436
Other non-allocated assets	3,628,812	3,210,339

	$12,970,475	$12,045,641

The Company operates in 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
External net revenue:
Singapore	$6,718,495	$7,193,414	$5,585,837
China	4,958,462	4,585,355	4,012,950
Mexico	4,526,456	3,533,437	3,207,059
Malaysia	1,681,911	1,389,851	1,119,384
Hungary	809,031	897,033	944,448
Other	3,489,398	2,651,632	2,547,750

Foreign source revenue	22,183,753	20,250,722	17,417,428

U.S.	3,098,567	1,844,694	1,645,693

Total	$25,282,320	$22,095,416	$19,063,121

	August 31,
	2019	2018
Long-lived assets:
China	$1,579,904	$1,770,732
Mexico	418,641	256,086
Singapore	156,028	191,506
Malaysia	154,386	113,011
Taiwan	123,608	130,062
Hungary	85,809	91,063
Spain	77,855	79,991
Poland	57,794	60,847
Other	412,498	334,466

Long-lived assets related to foreign operations	3,066,523	3,027,764

U.S.	1,146,335	1,077,128

Total	$4,212,858	$4,104,892

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

Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $334.1 million and $293.4 million as of August 31, 2019 and 2018, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 3, 2019 and August 31, 2020.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of August 31, 2019 and 2018, was $2.5 billion and $2.3 billion, respectively.

Refer to Note 16 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.

The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded.

The following table presents the net losses from forward contracts recorded in the Consolidated Statements of Operations for the periods indicated (in thousands):

	Location of Loss on	Fiscal Year Ended August 31
	Derivatives Recognized	2019	2018	2017
Derivatives Not Designated as Hedging Instruments Under ASC 815	in Net Income	Amount of Loss Recognized in Net Income on Derivatives
Forward foreign exchange contracts(1)	Cost of revenue	$(29,557)	$(27,774)	$(95,665)

(1)

For the fiscal years ended August 31, 2019, 2018, and 2017, the Company recognized $14.9 million, $36.7 million, and $90.3 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts.

Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Cash Flow Hedges

The following table presents the interest rate swaps outstanding as of August 31, 2019, which have been designated as hedging instruments and accounted for as cash flow hedges:

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
(3)

The Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR for the 2017 Term Loan Facility and the three-month LIBOR for the 2018 Term Loan Facility.

14. Restructuring and Related Charges

Following is a summary of the Company’s restructuring and related charges (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017(2)
Employee severance and benefit costs	$16,029	$16,269	$56,834
Lease costs	(41)	1,596	3,966
Asset write-off costs	(3,566)	16,264	94,346
Other costs	13,492	2,773	5,249

Total restructuring and related charges(1)	$25,914	$36,902	$160,395

(1)

Includes $21.5 million, $16.3 million and $51.3 million recorded in the EMS segment, $2.6 million, $16.6 million and $82.4 million recorded in the DMS segment and $1.8 million, $4.0 million and $26.7 million of non-allocated charges for the fiscal years ended August 31, 2019, 2018 and 2017, respectively. Except for asset write-off costs, all restructuring and related charges are cash settled.

(2)	Fiscal year ended August 31, 2017, includes expenses related to the 2017 and 2013 Restructuring Plans.

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

The 2017 Restructuring Plan, totaling $195.0 million in restructuring and other related costs, is complete as of August 31, 2019.

The table below sets forth the cumulative restructuring and related charges incurred through August 31, 2019 for the 2017 Restructuring Plan (in thousands):

2017 Restructuring Plan(1)
Employee severance and benefit costs	$74,656
Lease costs	5,521
Asset write-off costs	106,974
Other related costs	7,395

Total restructuring and related charges	$194,546

(1)	Includes $62.3 million allocated to the EMS segment, $101.6 million allocated to the DMS segment and $30.7 million of unallocated costs.

The tables below summarize the Company’s liability activity, primarily associated with the 2017 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2017	$33,580	$1,665	$—	$3,143	$38,388
Restructuring related charges	16,269	1,596	16,264	2,773	36,902
Asset write-off charge and other non-cash activity	(127)	525	(16,264)	25	(15,841)
Cash payments	(31,591)	(1,102)	—	(5,419)	(38,112)

Balance as of August 31, 2018	18,131	2,684	—	522	21,337
Restructuring related charges	16,029	(41)	(3,566)	2,071	14,493
Asset write-off charge and other non-cash activity	(494)	—	3,566	(18)	3,054
Cash payments	(30,504)	(663)	—	(1,786)	(32,953)

Balance as of August 31, 2019	$3,162	$1,980	$—	$789	$5,931

2020 Restructuring Plan

On September 20, 2019, the Company’s Board of Directors formally approved a restructuring plan to realign the Company’s global capacity support infrastructure, particularly in the Company’s mobility footprint in China, in order to optimize organizational effectiveness. This action includes headcount reductions and capacity realignment (the “2020 Restructuring Plan”). The 2020 Restructuring Plan reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain locations are still subject to consultation with the Company’s employees and their representatives.

The Company currently expects to recognize approximately $85.0 million in pre-tax restructuring and other related costs primarily over the course of the Company’s fiscal year 2020. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. The Company’s estimates for the charges discussed above exclude any potential income tax effects.

15. Business Acquisitions

Fiscal year 2019

Acquisitions

During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.

On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, the Company completed the initial closing and second closing, respectively, of its acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for both the initial closing and second closing was approximately $153.2 million in cash, which remains subject to certain post-closing adjustments. The acquisition of the JJMD assets has been accounted for as a business combination using the acquisition method of accounting. Total assets acquired of $167.6 million and total liabilities assumed of $14.4 million were recorded at their estimated fair values as of the acquisition dates. The final closing, which is subject to customary closing conditions, is expected to occur during fiscal year 2020.

The Company is currently evaluating the fair values of the assets and liabilities related to this business combination. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s consolidated financial results beginning on February 25, 2019 for the initial closing and April 29, 2019 for the second closing. The Company believes it is impracticable to provide pro forma information for the acquisition of the JJMD assets.

On September 30, 2019 the Company completed the third closing of its acquisition of certain assets of JJMD for a cash payment of $117.1 million, primarily for inventory and the assumption of certain employee liabilities. The purchase price for the third closing is subject to certain post-closing adjustments based on conditions within the Framework Agreement.

Fiscal year 2018

Acquisitions

On September 1, 2017, the Company completed the acquisition of True-Tech Corporation (“True-Tech”) for approximately $95.9 million in cash. True-Tech is a manufacturer specializing in aerospace, semiconductor and medical machined components.

The acquisition of True-Tech assets was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $114.7 million, including $25.9 million in intangible assets and $22.6 million in goodwill, and liabilities assumed of $18.8 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the EMS segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on September 1, 2017. Pro forma information has not been provided as the acquisition of True-Tech is not deemed to be significant.

Fiscal year 2017

Acquisitions

On March 1, 2017, the Company completed the acquisition of Lewis Engineering, which was not deemed to be significant. The acquired business expanded the Company’s capabilities in precision machining, manufacturing and design engineering. The aggregate purchase price of the acquisition totaled approximately $31.4 million in cash.

The acquisition was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $32.3 million, including $8.2 million in goodwill and $14.6 million in intangible assets, and liabilities assumed of $0.9 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $8.2 million was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The Company expensed transaction costs in connection with the acquisition of approximately $0.8 million during the fiscal year ended August 31, 2017. The results of operations of the acquired business were included in the Company’s consolidated financial results beginning on the date of the acquisition. Pro forma information has not been provided as the acquisition is not deemed to be significant.

16. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

The following table presents the fair value of the Company’s financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		August 31, 2019	August 31, 2018
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$27,804	$21,412
Prepaid expenses and other current assets:
Short-term investments	Level 1		14,088	—
Deferred purchase price receivables (Note 2)	Level 3	(2)	—	533,113
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 13)	Level 2	(3)	904	225
Derivatives not designated as hedging instruments (Note 13)	Level 2	(3)	6,878	10,125
Other assets:
Senior Non-Convertible Preferred Stock	Level 3	(4)	33,102	47,300
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 13)	Level 2	(3)	$15,999	$13,364
Derivatives not designated as hedging instruments (Note 13)	Level 2	(3)	55,391	46,171
Interest rate swaps:
Derivatives designated as hedging instruments (Note 13)	Level 2	(5)	5,918	117
Other liabilities:
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 13)	Level 2	(5)	35,045	—

(1)	Consist of investments that are readily convertible to cash with original maturities of 90 days or less.
(2)

Recorded initially at fair value using unobservable inputs, determined primarily using discounted cash flows, and due to its credit quality and short-term maturity, the fair value approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculation.

(3)	The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
(4)

During the fourth quarter of fiscal year 2019, the Company exchanged its investment in the Senior Non-Convertible Preferred Stock of iQor Holdings, Inc. (“iQor”) in association with iQor’s previously announced sale of its international logistics and product service assets. Prior to the restructuring, the Senior Non-Convertible Preferred Stock had a face value of $50.0 million, accumulated dividends at an annual rate of 8 percent and was redeemable on March 31, 2023 or upon a change in control. The restructured Senior Non-Convertible Preferred Stock has a face value of $55.0 million and is redeemable at iQor’s option or upon change of control for $55.0 million until December 31, 2023, $65.0 million during calendar year 2024 and is mandatorily redeemable for $75.0 million on April 1, 2025.

As a result of the restructuring, the Company recognized a restructuring of securities loss of $29.6 million, which primarily consisted of a credit loss. The credit loss was estimated utilizing a probability-weighted discounted cash flow model incorporating the concessions and modifications made as part of the restructuring, discounted at the loan’s effective interest rate. The Senior Non-Convertible Preferred Stock is valued each reporting period using unobservable inputs based on a discounted cash flow model and is classified as an available for sale debt security with any unrealized loss recorded to AOCI. As of August 31, 2019, the unobservable inputs have an immaterial impact on the fair value calculation. As of August 31, 2019, the amortized cost basis approximates fair value.

(5)

Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads.

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

Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair value of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company’s notes payable and long-term debt, by hierarchy level as of the periods indicated:

			August 31, 2019		August 31, 2018
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 8)
5.625% Senior Notes	Level 2	(1)	$398,886	$416,000	$397,995	$415,704
4.700% Senior Notes	Level 2	(1)	498,004	525,890	497,350	503,545
4.900% Senior Notes	Level 3	(2)	299,057	318,704	298,814	306,535
3.950% Senior Notes	Level 2	(1)	494,825	509,845	494,208	476,010

(1)	The fair value estimates are based upon observable market data.
(2)	This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.

Refer to Note 9 – “Postretirement and Other Employee Benefits” for disclosure surrounding the fair value of the Company’s pension plan assets.

17. New Accounting Guidance

Recently Adopted Accounting Guidance

During fiscal year 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard, which is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The accounting standard became effective for the Company in the first quarter of fiscal year 2019. The Company implemented changes to its processes, policies and internal controls to meet the impact of the new standard and disclosure requirements. Refer to Note 18 – “Revenue” to the Consolidated Financial Statements for further details.

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

During fiscal year 2016, the FASB issued a new accounting standard to address the presentation of certain transactions within the statement of cash flows with the objective of reducing the existing diversity in practice. This standard was adopted on September 1, 2018 on a retrospective basis and resulted in a reclassification of cash flows from operating activities to investing activities in the Company’s Consolidated Statement of Cash Flows for cash receipts related to collections on the deferred purchase price receivable (i.e. beneficial interest) on asset-backed securitization transactions. The increase in cash flow from investing activities and the corresponding decrease to cash flow from operating activities upon adoption of the standard was $96.8 million, $2.0 billion, and $2.7 billion for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

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

During the second quarter of fiscal year 2018, the Securities and Exchange Commission (“SEC”) staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. The Company applied SAB 118 and provided required disclosures in Note 4 – “Income Taxes.”

Recently Issued Accounting Guidance

During fiscal year 2016, the FASB issued a new accounting standard revising lease accounting. The new guidance requires organizations to recognize lease assets and lease liabilities on the Consolidated Balance Sheet and disclose key information regarding leasing arrangements. This guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The standard must be adopted using a modified retrospective approach. The Company intends to elect the package of practical expedients offered, which allows entities to not reassess: i) whether any contracts prior to the adoption date are or contain leases, ii) lease classification, and iii) whether capitalized initial direct costs continue to meet the definition of initial direct costs under the new guidance. In preparation for the adoption, the Company is implementing a new lease accounting system. Upon adoption, the Company expects to recognize right-of-use assets and lease liabilities, respectively, in the range of approximately $350.0 million to $500.0 million. The Company is continuing to assess implementation of changes to its processes, policies and internal controls to meet the requirements of the new standard. The adoption of this standard is not expected to have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

During fiscal year 2016, the FASB issued an accounting standard, which replaces the existing incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021. This guidance must be applied using a modified retrospective or prospective transition method, depending on the area covered by this accounting standard. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

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

During fiscal year 2018, the FASB issued a new accounting standard which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.

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

Prior to the adoption of the new standard, the Company recognized substantially all of its revenue from contracts with customers at a point in time, which was generally when the goods were shipped to or received by the customer, title and risk of ownership had passed, the price to the buyer was fixed or determinable and collectability was reasonably assured (net of estimated returns). Under the new standard, the Company recognizes revenue over time for the majority of its contracts with customers which results in revenue for those customers being recognized earlier than under the previous guidance. Revenue for all other contracts with customers continues to be recognized at a point in time, similar to recognition prior to the adoption of the standard.

Additionally, the new standard impacts the Company’s accounting for certain fulfillment costs, which include upfront costs to prepare for manufacturing activities that are expected to be recovered. Under the new standard, such upfront costs are recognized as an asset and amortized on a systematic basis consistent with the pattern of the transfer of control of the products or services to which to the asset relates.

The Company adopted ASU 2014-09 using the modified retrospective method by applying the guidance to all open contracts upon adoption and recorded a cumulative effect adjustment as of September 1, 2018, net of tax, of $42.6 million. No adjustments have been made to prior periods. Following is a summary of the cumulative effect adjustment (in thousands):

	Balance as of August 31, 2018	Adjustments due to adoption of ASU 2014-09	Balance as of September 1, 2018
Assets
Contract assets(1)	$—	$591,616	$591,616
Inventories, net(1)	$3,457,706	$(461,271)	$2,996,435
Prepaid expenses and other current assets(1)(2)	$1,141,000	$(37,271)	$1,103,729
Deferred income taxes(1)(2)	$218,252	$(8,325)	$209,927
Liabilities
Contract liabilities(2)(3)	$—	$690,142	$690,142
Deferred income(2)(3)(4)	$691,365	$(691,365)	$—
Other accrued expenses(3)(4)	$1,000,979	$40,392	$1,041,371
Deferred income taxes(1)	$114,385	$2,977	$117,362
Equity
Retained earnings(1)(2)	$1,760,097	$42,602	$1,802,699

(1)	Differences primarily relate to the timing of revenue recognition for over time customers and certain balance sheet reclassifications.
(2)	Differences primarily relate to the timing of recognition and recovery of fulfillment costs and certain balance sheet reclassifications.
(3)	Included within accrued expenses on the Consolidated Balance Sheets.
(4)	Differences included in contract liabilities as of September 1, 2018.

The following table presents the effect of the adoption of the new revenue guidance on the Consolidated Balance Sheets as of August 31, 2019 (in thousands):

	August 31, 2019
	As reported	Balance without the adoption of ASU 2014-09
Assets
Contract assets(1)	$911,940	$—
Inventories, net(1)	$3,023,003	$3,761,591
Prepaid expenses and other current assets(1)(2)	$501,573	$514,769
Deferred income taxes(1)	$198,827	$202,791
Liabilities
Contract liabilities(2)(3)	$511,329	$—
Deferred income(2)(3)(4)	$—	$521,035
Other accrued expenses(3)(4)	$1,877,908	$1,868,201
Deferred income taxes(1)	$115,818	$111,304
Equity
Retained earnings(1)(2)	$2,037,037	$1,885,360

(1)	Differences primarily relate to the timing of revenue recognition for over time customers and certain balance sheet reclassifications.
(2)	Differences primarily relate to the timing of recognition and recovery of fulfillment costs and certain balance sheet reclassifications.
(3)	Included within accrued expenses on the Consolidated Balance Sheets.
(4)	Differences included in contract liabilities as of September 1, 2018.

The following table presents the effect of the adoption of the new revenue guidance on the Consolidated Statement of Operations for the fiscal year ended August 31, 2019 (in thousands):

	Fiscal Year Ended
	August 31, 2019
	As reported	Balance without the adoption of ASU 2014-09
Net revenue(1)	$25,282,320	$24,864,754
Cost of revenue(2)	$23,368,919	$23,057,603
Operating income	$701,356	$595,105
Income tax expense	$161,230	$164,054
Net income	$289,474	$180,399

(1)	Differences primarily relate to the timing of revenue recognition for over-time customers and to the recovery of fulfillment costs.
(2)	Differences primarily relate to the timing of cost recognition for over-time customers and the recognition of fulfillment costs.

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Fiscal Year Ended
	August 31, 2019
	EMS	DMS	Total
Timing of transfer
Point in time	$2,877,082	$6,055,716	$8,932,798
Over time	$12,553,447	$3,796,075	$16,349,522

Total	$15,430,529	$9,851,791	$25,282,320

Contract Balances

No impairment costs related to contract assets were recognized during the fiscal year ended August 31, 2019. Revenue recognized during the fiscal year ended August 31, 2019 that was included in the contract liability balance as of September 1, 2018 was $404.0 million.

Fulfillment Costs

As of August 31, 2019, capitalized costs to fulfill are $67.1 million. Amortization of fulfillment cost was $48.6 million during the fiscal year ended August 31, 2019. No impairments related to fulfillments costs were recognized during the fiscal year ended August 31, 2019.

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

Date: October 22, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	Chairman of the Board of Directors	October 22, 2019

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 22, 2019

By:	/s/ MARK T. MONDELLO Mark T. Mondello	Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2019

By:	/s/ MICHAEL DASTOOR Michael Dastoor	Chief Financial Officer (Principal Financial and Accounting Officer)	October 22, 2019

By:	/s/ ANOUSHEH ANSARI Anousheh Ansari	Director	October 22, 2019

By:	/s/ MARTHA F. BROOKS Martha F. Brooks	Director	October 22, 2019

By:	/s/ CHRISTOPHER S. HOLLAND Christopher S. Holland	Director	October 22, 2019

By:	/s/ JOHN C. PLANT John C. Plant	Director	October 22, 2019

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 22, 2019

By:	/s/ DAVID M. STOUT David M. Stout	Director	October 22, 2019

By:	/s/ KATHLEEN A. WALTERS Kathleen A. Walters	Director	October 22, 2019

SCHEDULE II

JABIL INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2019	$15,181	$15,867	$—	$(13,827)	$17,221

Fiscal year ended August 31, 2018	$14,134	$12,545	$—	$(11,498)	$15,181

Fiscal year ended August 31, 2017	$11,094	$6,255	$—	$(3,215)	$14,134

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2019	$60,940	$34,091	$—	$(25,478)	$69,553

Fiscal year ended August 31, 2018	$46,013	$35,538	$—	$(20,611)	$60,940

Fiscal year ended August 31, 2017	$32,221	$46,030	$—	$(32,238)	$46,013

	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Additions/ (Reductions) Charged to Other Accounts(2)	Reductions Charged to Costs and Expenses(3)	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2019	$223,487	$22,750	$58,117	$(16,750)	$287,604

Fiscal year ended August 31, 2018	$285,559	$18,418	$(886)	$(79,604)	$223,487

Fiscal year ended August 31, 2017	$344,828	$65,300	$(97,203)	$(27,366)	$285,559

(1)

During the fiscal years ended August 31, 2019, 2018 and 2017, the additions charged to costs and expenses primarily relate to the increase of deferred tax assets for sites with existing valuation allowances.

(2)

During the fiscal year ended August 31, 2019, the additions charged to other accounts primarily relate to the increase of net operating loss carry forwards due to the release of a non-U.S. unrecognized tax benefit. During the fiscal year ended August 31, 2017, the reductions charged to other accounts primarily relate to the decrease of net operating loss carry forwards due to non-U.S. unrecognized tax benefits and a non-U.S. tax audit.

(3)

During the fiscal years ended August 31, 2019 and 2018, the reductions charged to costs and expenses primarily relate to the decrease of U.S. net operating loss carry forwards and tax credits due to utilization against the one-time transition tax as a result of the Tax Act. During the fiscal year ended August 31, 2019, an additional reduction charged to costs and expenses relates to the $17.5 million income tax benefit for the reversal of a U.S. valuation allowance due to an intangible asset reclassification from indefinite-life to finite-life. During the fiscal year ended August 31, 2017, the reductions charged to costs and expenses primarily relate to the release of certain non-U.S. valuation allowances.

See accompanying report of independent registered public accounting firm.