Form 10-Q
period 2019-11-30
JABIL INC
filed 2020-01-03
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 1, 2020, there were 152,089,713 shares of the registrant’s Common Stock outstanding.

2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	November 30, 2019 (Unaudited)	August 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$719,842	$1,163,343
Accounts receivable, net of allowance for doubtful accounts of $30,343 as of November 30, 2019 and $17,221 as of August 31, 2019	3,596,145	2,745,226
Contract assets	1,060,580	911,940
Inventories, net	3,342,198	3,023,003
Prepaid expenses and other current assets	533,466	501,573
Total current assets	9,252,231	8,345,085
Property, plant and equipment, net of accumulated depreciation of $4,221,124 as of November 30, 2019 and $4,110,496 as of August 31, 2019	3,450,211	3,333,750
Operating lease right-of-use asset	405,895	—
Goodwill	678,391	622,255
Intangible assets, net of accumulated amortization of $353,988 as of November 30, 2019 and $337,841 as of August 31, 2019	240,849	256,853
Deferred income taxes	203,945	198,827
Other assets	213,441	213,705
Total assets	$14,444,963	$12,970,475
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$375,180	$375,181
Accounts payable	5,920,277	5,166,780
Accrued expenses	3,167,951	2,990,144
Current operating lease liabilities	98,640	—
Total current liabilities	9,562,048	8,532,105
Notes payable and long-term debt, less current installments	2,115,715	2,121,284
Other liabilities	319,369	163,821
Non-current operating lease liabilities	337,981	—
Income tax liabilities	143,187	136,689
Deferred income taxes	117,370	115,818
Total liabilities	12,595,670	11,069,717
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 262,337,466 and 260,406,796 shares issued and 152,300,356 and 153,520,380 shares outstanding as of November 30, 2019 and August 31, 2019, respectively	262	260
Additional paid-in capital	2,332,307	2,304,552
Retained earnings	2,064,758	2,037,037
Accumulated other comprehensive loss	(74,322)	(82,794)
Treasury stock at cost, 110,037,110 and 106,886,416 shares as of November 30, 2019 and August 31, 2019, respectively	(2,487,319)	(2,371,612)
Total Jabil Inc. stockholders’ equity	1,835,686	1,887,443
Noncontrolling interests	13,607	13,315
Total equity	1,849,293	1,900,758
Total liabilities and equity	$14,444,963	$12,970,475
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended
	November 30, 2019	November 30, 2018
Net revenue	$7,505,698	$6,506,275
Cost of revenue	6,951,859	5,986,625
Gross profit	553,839	519,650
Operating expenses:
Selling, general and administrative	328,899	278,126
Research and development	10,770	11,143
Amortization of intangibles	16,140	7,646
Restructuring and related charges	45,251	6,025
Operating income	152,779	216,710
Other expense	11,172	13,550
Interest income	(5,944)	(4,379)
Interest expense	44,911	42,652
Income before income tax	102,640	164,887
Income tax expense	61,926	40,813
Net income	40,714	124,074
Net income attributable to noncontrolling interests, net of tax	292	474
Net income attributable to Jabil Inc.	$40,422	$123,600
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.26	$0.77
Diluted	$0.26	$0.76
Weighted average shares outstanding:
Basic	153,100	161,557
Diluted	156,462	163,670
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended
	November 30, 2019	November 30, 2018
Net income	$40,714	$124,074
Other comprehensive (loss) income:
Change in foreign currency translation	(529)	377
Change in derivative instruments:
Change in fair value of derivatives	10,945	(18,469)
Adjustment for net losses realized and included in net income	6,883	14,185
Total change in derivative instruments	17,828	(4,284)
Unrealized loss on available for sale securities	(8,827)	(8,745)
Actuarial gain	—	103
Total other comprehensive income (loss)	8,472	(12,549)
Comprehensive income	$49,186	$111,525
Comprehensive income attributable to noncontrolling interests	292	474
Comprehensive income attributable to Jabil Inc.	$48,894	$111,051
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three months ended
	November 30, 2019	November 30, 2018
Total stockholders' equity, beginning balances	$1,900,758	$1,963,380
Common stock:
Beginning balances	260	257
Vesting of restricted stock	2	2
Ending balances	262	259
Additional paid-in capital:
Beginning balances	2,304,552	2,218,673
Shares issued under employee stock purchase plan	—	8
Vesting of restricted stock	(2)	(2)
Recognition of stock-based compensation	27,757	17,148
Ending balances	2,332,307	2,235,827
Retained earnings:
Beginning balances	2,037,037	1,760,097
Declared dividends	(12,701)	(13,101)
Cumulative effect adjustment for adoption of new accounting standards	—	40,855
Net income attributable to Jabil Inc.	40,422	123,600
Ending balances	2,064,758	1,911,451
Accumulated other comprehensive loss:
Beginning balances	(82,794)	(19,399)
Other comprehensive income (loss)	8,472	(12,549)
Ending balances	(74,322)	(31,948)
Treasury stock:
Beginning balances	(2,371,612)	(2,009,371)
Purchases of treasury stock under employee stock plans	(19,317)	(9,715)
Treasury shares purchased	(96,390)	(204,587)
Ending balances	(2,487,319)	(2,223,673)
Noncontrolling interests:
Beginning balances	13,315	13,123
Net income attributable to noncontrolling interests	292	474
Ending balances	13,607	13,597
Total stockholders' equity, ending balances	$1,849,293	$1,905,513

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	November 30, 2019	November 30, 2018
Cash flows provided by (used in) operating activities:
Net income	$40,714	$124,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	202,859	188,836
Restructuring and related charges	18,347	184
Recognition of stock-based compensation expense and related charges	30,223	17,249
Deferred income taxes	(6,645)	4,371
Provision for allowance for doubtful accounts	10,413	856
Other, net	1,179	43,426
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(863,210)	(600,630)
Contract assets	(68,322)	(761,910)
Inventories	(286,775)	242,506
Prepaid expenses and other current assets	(31,413)	(103,040)
Other assets	(8,162)	(2,528)
Accounts payable, accrued expenses and other liabilities	981,736	754,913
Net cash provided by (used in) operating activities	20,944	(91,693)
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(230,393)	(231,513)
Proceeds and advances from sale of property, plant and equipment	23,209	10,227
Cash paid for business and intangible asset acquisitions, net of cash	(116,767)	—
Cash receipts on sold receivables	—	96,846
Other, net	(1,779)	(6,812)
Net cash used in investing activities	(325,730)	(131,252)
Cash flows used in financing activities:
Borrowings under debt agreements	1,779,801	3,071,559
Payments toward debt agreements	(1,787,243)	(3,078,197)
Payments to acquire treasury stock	(96,390)	(204,587)
Dividends paid to stockholders	(13,731)	(14,528)
Treasury stock minimum tax withholding related to vesting of restricted stock	(19,317)	(9,715)
Other, net	—	8
Net cash used in financing activities	(136,880)	(235,460)
Effect of exchange rate changes on cash and cash equivalents	(1,835)	4,865
Net decrease in cash and cash equivalents	(443,501)	(453,540)
Cash and cash equivalents at beginning of period	1,163,343	1,257,949
Cash and cash equivalents at end of period	$719,842	$804,409
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Jabil Inc. (the “Company”) has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of the Company for the fiscal year ended August 31, 2019. Results for the three months ended November 30, 2019 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2020.
2. Trade Accounts Receivable Securitization and Sale Programs
The Company regularly sells designated pools of trade accounts receivable under a foreign asset-backed securitization program, a North American asset-backed securitization program and uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2019 and 2018 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade accounts receivable, at a discount, under its foreign asset-backed securitization program and its North American asset-backed securitization program to special purpose entities, which in turn sell certain of the foreign asset-backed receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution and certain of the North American asset-backed receivables to conduits administered by an unaffiliated financial institution on a monthly basis.
The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Condensed Consolidated Financial Statements. As of November 30, 2019, the special purpose entity has liabilities for which creditors do not have recourse to the general credit of the Company (primary beneficiary). The liabilities cannot exceed the maximum amount of net cash proceeds under the foreign asset-backed securitization program.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of November 30, 2019.
The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2019.
Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2019	November 30, 2018(3)
Trade accounts receivable sold	$1,162	$750
Cash proceeds received(1)	$1,156	$744
Pre-tax losses on sale of receivables(2)	$6	$6

(1)	The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.

(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.

(3)
Excludes $650.3 million of trade accounts receivable sold, $488.1 million of cash and $13.9 million of net cash received prior to the amendment of the foreign asset-backed securitization program and under the previous North American asset-backed securitization program which occurred during the first quarter of fiscal year 2019.

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the five-year unsecured credit facility amended as of November 8, 2017 (the “2017 Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of November 30, 2019 and August 31, 2019, the Company was in compliance with all covenants under the asset-backed securitization programs.
Trade Accounts Receivable Sale Programs
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program (10)	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	November 30, 2020(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$150.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2020(5)
G	$50.0		Uncommitted	February 23, 2023(2)
H	$100.0		Uncommitted	August 10, 2020(6)
I	$100.0		Uncommitted	July 21, 2020(7)
J	$740.0		Uncommitted	February 28, 2020(8)
K	$110.0		Uncommitted	April 11, 2020(9)

(1)	Maximum amount available at any one time.

(2)	Any party may elect to terminate the agreement upon 15 days prior notice.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.

(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.

(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

(8)	As of the date of this filing, program J is no longer being utilized as it has been replaced with a new $500.0 million program (see footnote 10 below for details).

(9)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.

(10)	The Company entered into two new trade accounts receivable sale programs on December 5, 2019 with maximum amounts of $500.0 million and CHF 100.0 million, respectively.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2019	November 30, 2018
Trade accounts receivable sold	$1,962	$1,834
Cash proceeds received	$1,957	$1,826
Pre-tax losses on sale of receivables(1)	$5	$8

(1)	Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
Inventories consist of the following (in thousands):

	November 30, 2019	August 31, 2019
Raw materials	$2,566,716	$2,310,081
Work in process	418,750	468,217
Finished goods	447,983	314,258
Reserve for excess and obsolete inventory	(91,251)	(69,553)
Inventories, net	$3,342,198	$3,023,003

4. Leases
Effective September 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) using the modified retrospective approach and also elected to apply the package of practical expedients, which among other things, allows entities to maintain the historical lease classification for existing leases. The Company has lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, the Company has elected the practical expedient to combine lease and non-lease components for building and real estate leases.
The Company primarily has leases for buildings and real estate with lease terms ranging from 1 year to 36 years. Leases for other classes of assets are not significant. For any leases with an initial term in excess of 12 months, the Company determines whether an arrangement is a lease at contract inception by evaluating if the contract conveys the right to use and control the specific property or equipment. Certain lease agreements contain purchase or renewal options. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Generally, the Company's lease agreements do not contain material residual value guarantees or material restrictive covenants.
Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized based on the present value of future lease payments over the lease term at the lease commencement date. When determining the present value of future payment, the Company uses the incremental borrowing rate when the implicit rate is not readily determinable. Any payment deemed probable under residual value guarantees is included in lease payments. Any variable payments, other than those that depend on an index or rate, are excluded from right-of-use assets and lease liabilities.
Leases with an initial term of 12 months or less are not recorded as right-of-use assets and lease liabilities in the Consolidated Balance Sheet. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Upon adoption of ASU 2016-02, the Company recorded $414.6 million and $437.5 million of right-of-use assets and lease liabilities, respectively, related to its existing operating lease portfolio. The accounting for the Company's finance leases remained substantially unchanged and balances were not significant on the adoption date. The adoption of this standard did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Condensed Consolidated Balance Sheets, as of the period indicated (in thousands):

	Financial Statement Line Item	November 30, 2019
Assets
Operating lease assets (1)	Operating lease right-of-use assets	$405,895
Finance lease assets (2)	Property, plant and equipment, net	152,846
Total lease assets		$558,741
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$98,640
Finance lease liabilities	Accrued expenses	6,635
Non-current
Operating lease liabilities	Non-current operating lease liabilities	337,981
Finance lease liabilities	Other liabilities	154,801
Total lease liabilities		$598,057

(1)	Net of accumulated amortization of $24.6 million.

(2)	Net of accumulated amortization of $8.1 million.
The following table is a summary of expenses and income related to leases included on the Company's Condensed Consolidated Statements of Operations, for the period indicated (in thousands):

November 30, 2019
Operating lease cost	$27,735
Finance lease cost
Amortization of leased assets	1,136
Interest on lease liabilities	1,189
Other	2,691
Net lease cost(1)	$32,751

(1)	Lease costs are primarily recognized in cost of revenue.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the period indicated:

	November 30, 2019
	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.7 years	3.25%
Finance leases	6.5 years	4.35%

The following table sets forth other supplemental information related to the Company's lease portfolio (in thousands):

November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$26,864
Operating cash flows from finance leases(1)	1,189
Financing activities from finance leases(2)	1,120
Non-cash right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	17,901
Finance leases	111,591

(1)	Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Condensed Consolidated Statements of Cash Flows.

(2)	Included in payments toward debt agreements in Financing Activities of the Company's Condensed Consolidated Statements of Cash Flows.
The future minimum lease payments under operating and finance leases as of November 30, 2019 were as follows (in thousands):

Twelve months ended November 30,	Operating Leases(1)	Finance Leases	Total
2020	$110,223	$11,635	$121,858
2021	93,597	11,676	105,273
2022	75,609	12,140	87,749
2023	56,764	11,694	68,458
2024	46,447	11,829	58,276
Thereafter	103,899	132,235	236,134
Total minimum lease payments	$486,539	$191,209	$677,748
Less: Interest	(49,918)	(29,773)	(79,691)
Present value of lease liabilities	$436,621	$161,436	$598,057

(1)
Excludes $18.4 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

As disclosed in the Company’s Form 10-K for the fiscal year ended August 31, 2019, the future minimum lease payments of non-cancelable operating leases prior to the adoption of ASU 2016-02 were as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2020	$118,312
2021	102,915
2022	84,729
2023	63,206
2024	51,091
Thereafter	182,932
Total minimum lease payments	$603,185

Total operating lease expense prior to the adoption of ASU 2016-02 was approximately $125.4 million, $130.2 million and $117.2 million for fiscal years 2019, 2018 and 2017, respectively.

5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of November 30, 2019 and August 31, 2019 are summarized below (in thousands):

	Maturity Date	November 30, 2019	August 31, 2019
5.625% Senior Notes	Dec 15, 2020	399,109	398,886
4.700% Senior Notes	Sep 15, 2022	498,169	498,004
4.900% Senior Notes	Jul 14, 2023	299,118	299,057
3.950% Senior Notes	Jan 12, 2028	494,978	494,825
Borrowings under credit facilities(1)	Nov 8, 2022 and Aug 24, 2020	—	—
Borrowings under loans	Nov 8, 2022 and Aug 24, 2020	799,521	805,693
Total notes payable and long-term debt		2,490,895	2,496,465
Less current installments of notes payable and long-term debt		375,180	375,181
Notes payable and long-term debt, less current installments		$2,115,715	$2,121,284

(1)
As of November 30, 2019, the Company has $2.6 billion in available unused borrowing capacity under its revolving credit facilities. The revolving credit facility supports commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900% or 3.950% Senior Notes upon a change of control. As of November 30, 2019 and August 31, 2019, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 16 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	November 30, 2019	August 31, 2019
Contract liabilities(1)	$488,337	$511,329
Accrued compensation and employee benefits	650,820	600,907
Other accrued expenses	2,028,794	1,877,908
Accrued expenses	$3,167,951	$2,990,144

(1)	Revenue recognized during the three months ended November 30, 2019 that was included in the contract liability balance as of September 1, 2019 was $101.4 million.

7. Postretirement and Other Employee Benefits
Postretirement Benefits
Net Periodic Benefit Cost

The following table provides information about the net periodic benefit cost for all plans for the three months ended November 30, 2019 and 2018 (in thousands):

	Three months ended
	November 30, 2019	November 30, 2018
Service cost (1)	$4,463	$295
Interest cost (2)	763	885
Expected long-term return on plan assets (2)	(2,786)	(1,352)
Recognized actuarial loss (2)	223	208
Amortization of prior service credit (2)	(11)	(12)
Net periodic benefit cost	$2,652	$24

(1)	Service cost is recognized in cost of revenue in the Condensed Consolidated Statement of Operations.

(2)	Components are recognized in other expense in the Condensed Consolidated Statement of Operations.

Acquired Plan
As a result of the third closing of the JJMD acquisition, the Company assumed a pension obligation for employees in Switzerland (the “Switzerland plan”). The Switzerland plan, which is a qualified defined benefit pension plan, provides benefits based on average employee earnings over an approximately 8 years service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Switzerland employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.
The following tables provide information only related to the Switzerland plan as of the acquisition date, September 30, 2019, and are preliminary estimates.
Benefit Obligation and Plan Assets
The benefit obligations and plan assets, changes to the benefit obligation and plan assets and the funded status of the Switzerland plan as of September 30, 2019 are as follows (in thousands):

September 30, 2019
Ending projected benefit obligation	$(404,297)
Ending fair value of plan assets	$345,473
Unfunded status	$(58,824)

Cash Flows
The Company expects to make cash contributions between $9.5 million and $11.7 million to its Switzerland pension plan during fiscal year 2020. The estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2020	$24,698
2021	21,698
2022	20,098
2023	18,398
2024	17,298
2025 through 2029	82,992

Accumulated Benefit Obligation
The following table provides information for the Switzerland plan with an accumulated benefit obligation as of September 30, 2019 (in thousands):

September 30, 2019
Projected benefit obligation	$(404,297)
Accumulated benefit obligation	$(394,427)
Fair value of plan assets	$345,473

8. Derivative Financial Instruments and Hedging Activities
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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $284.2 million and $334.1 million as of November 30, 2019 and August 31, 2019, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2019 and November 30, 2020.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of November 30, 2019 and August 31, 2019, was $3.1 billion and $2.5 billion, respectively.

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

The following table presents the gains and losses from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three months ended
		November 30, 2019	November 30, 2018
Forward foreign exchange contracts(1)	Cost of revenue	$26,718	$(6,986)

(1)
During the three months ended November 30, 2019, the Company recognized $28.9 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. During the three months ended November 30, 2018, the Company recognized $4.5 million of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts.

Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges

The following table presents the interest rate swaps outstanding as of November 30, 2019, which have been designated as hedging instruments and accounted for as cash flow hedges:

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

(3)
The Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month LIBOR for the $500.0 million Term Loan Facility, expiring on November 8, 2022 (the “2017 Term Loan Facility”), for which $200.0 million is hedged, and based on the three-month LIBOR for the $350.0 million Term Loan Facility, which expires on August 24, 2020 (the “2018 Term Loan Facility”).

9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component for the three months ended November 30, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Available for Sale Securities	Total
Balance as of August 31, 2019	$(14,298)	$(39,398)	$(28,033)	$(608)	$(457)	(82,794)
Other comprehensive (loss) income before reclassifications	(529)	10,945	—	—	(8,827)	1,589
Amounts reclassified from AOCI	—	6,883	—	—	—	6,883
Other comprehensive (loss) income(1)	(529)	17,828	—	—	(8,827)	8,472
Balance as of November 30, 2019	$(14,827)	$(21,570)	$(28,033)	$(608)	$(9,284)	$(74,322)

(1)	Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended
Comprehensive Income Components	Financial Statement Line Item	November 30, 2019	November 30, 2018
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$7,314	$14,615
Interest rate contracts	Interest expense	(431)	(430)
Total amounts reclassified from AOCI(2)		$6,883	$14,185

(1)	The Company expects to reclassify $5.0 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.

(2)	Amounts are net of tax, which are immaterial for the three months ended November 30, 2019 and 2018.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended
	November 30, 2019	November 30, 2018
Restricted stock units	$28,183	$15,051
Employee stock purchase plan	2,040	2,198
Total	$30,223	$17,249

As of November 30, 2019, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 10,494,288.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock units. The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the three months ended November 30, 2019 and 2018, the Company awarded approximately 1.1 million and 1.5 million time-based restricted stock units, respectively, 0.3 million and 0.4 million performance-based restricted stock units, respectively and 0.3 million and 0.4 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information for the period indicated (in thousands):

Three months ended
November 30, 2019
Unrecognized stock-based compensation expense—restricted stock units	$79,953
Remaining weighted-average period for restricted stock units expense	1.5 years

Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended
	November 30, 2019	November 30, 2018
Common stock outstanding:
Beginning balances	153,520,380	164,588,172
Shares issued upon exercise of stock options	13,930	—
Shares issued under employee stock purchase plan	—	354
Vesting of restricted stock	1,916,740	1,686,163
Purchases of treasury stock under employee stock plans	(530,417)	(407,447)
Treasury shares purchased(1)	(2,620,277)	(7,880,346)
Ending balances	152,300,356	157,986,896

(1)
In September 2019, the Company’s Board of Directors authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of November 30, 2019, 2.6 million shares had been repurchased for $96.4 million and $503.6 million remains available under the 2020 Share Repurchase Program.

11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2019, the Company’s five largest customers accounted for approximately 49% of its net revenue and 65 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.
Segment Data
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, restructuring of securities loss, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.
The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended
	November 30, 2019			November 30, 2018
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,390,910	$1,869,479	$3,260,389	$420,661	$2,101,651	$2,522,312
Over time	3,026,642	1,218,667	4,245,309	3,082,442	901,521	3,983,963
Total	$4,417,552	$3,088,146	$7,505,698	$3,503,103	$3,003,172	$6,506,275

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30, 2019	November 30, 2018
Segment income and reconciliation of income before income tax
EMS	$104,700	$84,095
DMS	172,615	169,565
Total segment income	$277,315	$253,660
Reconciling items:
Amortization of intangibles	(16,140)	(7,646)
Stock-based compensation expense and related charges	(30,223)	(17,249)
Restructuring and related charges	(45,251)	(6,025)
Distressed customer charge	(14,963)	—
Business interruption and impairment charges, net(1)	—	2,860
Acquisition and integration charges	(16,134)	(8,890)
Other expense (net of periodic benefit cost)	(12,997)	(13,550)
Interest income	5,944	4,379
Interest expense	(44,911)	(42,652)
Income before income tax	$102,640	$164,887

(1)Charges, net of insurance proceeds of $2.9 million for the three months ended November 30, 2018, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

As of November 30, 2019, the Company operated in 30 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale.
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2019	November 30, 2018
Foreign source revenue	81.8%	92.7%

12. Restructuring and Related Charges
Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended
	November 30, 2019(2)	November 30, 2018(3)
Employee severance and benefit costs	$18,781	$5,179
Lease costs	239	9
Asset write-off costs	16,316	184
Other costs	9,915	653
Total restructuring and related charges(1)	$45,251	$6,025

(1)
Includes $17.4 million and $4.4 million recorded in the EMS segment, $25.2 million and $1.6 million recorded in the DMS segment and $2.7 million and $0.0 million of non-allocated charges for the three months ended November 30, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

(2)	Primarily relates to the 2020 Restructuring Plan.

(3)	Primarily relates to the 2017 Restructuring Plan.
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
The table below summarizes the Company’s liability activity, primarily associated with the 2020 Restructuring Plan
(in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2019(1)	$3,162	$1,980	$—	$789	$5,931
Restructuring related charges	18,781	239	16,316	265	35,601
Asset write-off charge and other non-cash activity	(100)	—	(16,316)	(1)	(16,417)
Cash payments	(7,624)	(158)	—	(549)	(8,331)
Balance as of November 30, 2019	$14,219	$2,061	$—	$504	$16,784

(1)	Balance as of August 31, 2019 primarily relates to the 2017 Restructuring Plan.
13. Income Taxes

Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended
	November 30, 2019	November 30, 2018
U.S. federal statutory income tax rate	21.0%	21.0%
Effective income tax rate	60.3%	24.8%

The effective income tax rate increased for the three months ended November 30, 2019, compared to the three months ended November 30, 2018, primarily due to: (i) $13.3 million of tax benefit for the three months ended November 30, 2018 related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) adjustments and (ii) increased restructuring charges with minimal related tax benefit for the three months ended November 30, 2019.
The effective tax rate differed from the U.S. federal statutory rate of 21.0% during the three months ended November 30, 2019 and 2018 primarily due to: (i) losses in tax jurisdictions with existing valuation allowances; (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (iii) adjustments to amounts previously recorded for the Tax Act for the three months ended November 30, 2018.

14. Earnings Per Share and Dividends
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

	Three months ended
	November 30, 2019	November 30, 2018
Restricted stock units	1,126	2,157

Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2019 and 2018 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2020:	October 17, 2019	$0.08	$12,647	November 15, 2019	December 2, 2019
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018

15. Business Acquisitions
During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.
On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, the Company completed the initial and second closings, respectively, of its acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the initial and second closings was approximately $163.1 million in cash, which remains subject to certain post-closing adjustments. For the initial and second closings, total assets acquired of $169.4 million and total liabilities assumed of $6.3 million were recorded at their estimated fair values as of the acquisition dates.
On September 30, 2019, under the terms of the Framework Agreement, the Company completed the third closing of its acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the third closing was approximately $106.9 million in cash, which remains subject to certain post-closing adjustments based on conditions within the Framework Agreement. For the third closing, total assets acquired of $185.0 million, including $83.2 million in contract assets, $35.1 million in inventory and $55.7 million in goodwill, and total liabilities assumed of $78.1 million, including $58.8 million of pension obligations, were recorded at their estimated fair values as of the acquisition date. There were no intangible assets identified in this acquisition and the goodwill is primarily attributable to the assembled workforce. The majority of the goodwill is currently not expected to be deductible for income tax purposes.
The acquisition of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. The Company is currently evaluating the fair values of the assets and liabilities related to these business combinations. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. The Company believes it is impracticable to provide pro forma information for the acquisition of the JJMD assets.
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		November 30, 2019	August 31, 2019
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$47,257	$27,804
Prepaid expenses and other current assets:
Short-term investments	Level 1		16,350	14,088
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	1,623	904
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	14,240	6,878
Other assets:
Senior Non-Convertible Preferred Stock	Level 3	(3)	25,200	33,102
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	$3,357	$15,999
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	13,154	55,391
Interest rate swaps:
Derivatives designated as hedging instruments (Note 8)	Level 2	(4)	4,319	5,918
Other liabilities:
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 8)	Level 2	(4)	28,784	35,045

(1)	Consist of investments that are readily convertible to cash with original maturities of 90 days or less.

(2)	The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

(3)
The Senior Non-Convertible Preferred Stock is valued each reporting period using unobservable inputs based on a discounted cash flow model and is classified as an available for sale debt security with any unrealized loss recorded to AOCI. As of November 30, 2019 and August 31, 2019, the unobservable inputs have an immaterial impact on the fair value calculation.

(4)
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			November 30, 2019		August 31, 2019
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
5.625% Senior Notes	Level 2	(1)	$399,109	$413,664	$398,886	$416,000
4.700% Senior Notes	Level 2	(1)	498,169	529,660	498,004	525,890
4.900% Senior Notes	Level 3	(2)	299,118	321,399	299,057	318,704
3.950% Senior Notes	Level 2	(1)	494,978	517,275	494,825	509,845

(1)	The fair value estimates are based upon observable market data.

(2)	This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
Refer to Note 7 - “Postretirement and Other Employee Benefits” for disclosure surrounding the fair value of the Company’s pension plan assets.

17. Commitments and Contingencies
The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
18. New Accounting Guidance
Recently Adopted Accounting Guidance
During fiscal year 2016, the FASB issued a new accounting standard revising lease accounting, which requires the Company to recognize right-of-use assets and lease liabilities on the Consolidated Balance Sheet and disclose key information regarding leasing arrangements. The accounting standard became effective for the Company in the first quarter of fiscal year 2020. Refer to Note 4 - “Leases” to the Condensed Consolidated Financial Statements for further details.
During fiscal year 2017, the FASB issued a new accounting standard to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities by simplifying the application of hedge accounting and improving the related disclosures in its financial statements. This guidance became effective for the Company beginning in the first quarter of fiscal year 2020. The guidance was applied using a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements; however, the impact on future periods will depend on the facts and circumstances of future transactions.
Recently Issued Accounting Guidance
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

JABIL INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements).We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: managing growth effectively; our dependence on a limited number of customers; competitive challenges affecting our customers; managing rapid declines in customer demand and other related customer challenges that may occur; changes in technology; the occurrence of, success and expected financial results from, product ramps; competition; our ability to maintain and improve costs, quality and delivery for our customers; retaining key personnel; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks associated with international sales and operations; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; performance in the markets in which we operate; and adverse changes in political conditions, in the U.S. and internationally, including, among others, adverse changes in tax laws and rates and our ability to estimate and manage their impact. For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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
We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the three months ended November 30, 2019, our largest customers include Amazon.com, Inc., Apple, Inc., Cisco Systems, Inc., GoPro, Inc., Hewlett-Packard Company, Ingenico Group, Johnson and Johnson, LM Ericsson Telephone Company, NetApp, Inc. and SolarEdge Technologies Inc..
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Ireland, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 81.8% of net revenue from our international operations for the three months ended November 30, 2019. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the automotive and transportation, capital equipment, cloud, computing and storage, defense and aerospace, industrial and energy, networking and telecommunications, print and retail, and smart home and appliances industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS includes customers primarily in the edge devices and accessories, healthcare, mobility and packaging industries.
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.
Summary of Results
The following table sets forth, for the three months ended November 30, 2019 and 2018, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2019	November 30, 2018
Net revenue	$7,505,698	$6,506,275
Gross profit	$553,839	$519,650
Operating income	$152,779	$216,710
Net income attributable to Jabil Inc.	$40,422	$123,600
Earnings per share—basic	$0.26	$0.77
Earnings per share—diluted	$0.26	$0.76
Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2019	August 31, 2019	May 31, 2019	February 28, 2019
Sales cycle(1)	23 days	19 days	27 days	25 days
Inventory turns (annualized)(2)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable(3)	43 days	38 days	39 days	38 days
Days in inventory(2)(4)	57 days	58 days	64 days	65 days
Days in accounts payable(5)	77 days	77 days	76 days	78 days

(1)
The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.

(2)	Inventory turns and days in inventory are calculated based on inventory and contract asset balances.

(3)
During the three months ended November 30, 2019, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections.

(4)	During the three months ended August 31, 2019, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter.

(5)
During the three months ended May 31, 2019, the decrease in days in accounts payable from the prior sequential quarter was primarily due to timing of purchases and cash payments for purchases during the quarter.

Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.
Recent Accounting Pronouncements
See Note 18 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
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

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018	Change
Net revenue	$7,505.7	$6,506.3	15.4%

Net revenue increased during the three months ended November 30, 2019, compared to the three months ended November 30, 2018. Specifically, the EMS segment revenues increased 26% primarily due to (i) a 27% increase in revenues from existing customers within our cloud business, (ii) a 3% increase in revenues from existing customers within our print and retail business, (iii) a 2% increase in revenues from existing customers within our automotive and transportation business and (iv) a 2% increase in revenues spread across various industries within the EMS segment. The increase is partially offset by (i) a 6% decrease from existing customers within our networking and telecommunications business and (ii) a 2% decrease from existing customers within our computing and storage business and our capital equipment business, which we expect to remain weak into the second half of calendar year 2020. DMS segment revenues increased 3% due to a 12% increase in revenues from new and existing customers in our healthcare and packaging businesses. The increase is partially offset by a 9% decrease in revenue from customers within our mobility and edge devices and accessories businesses as a result of decreased end user product demand and end market dynamics.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2019	November 30, 2018
EMS	59%	54%
DMS	41%	46%
Total	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2019	November 30, 2018
Foreign source revenue	81.8%	92.7%
Gross Profit

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018
Gross profit	$553.8	$519.7
Percent of net revenue	7.4%	8.0%
For the three months ended November 30, 2019, gross profit for our EMS segment decreased as a percent of net revenue due to product mix and continued weakness in the capital equipment business. This decrease was partially offset by an increase in gross profit as a percent of net revenue in our DMS segment due to improved profitability across the various businesses.
Selling, General and Administrative

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018	Change
Selling, general and administrative	$328.9	$278.1	$50.8
Selling, general and administrative expenses increased during the three months ended November 30, 2019, compared to the three months ended November 30, 2018. The increase is predominantly due to (i) a $30.6 million increase in salary and salary related expenses and other costs primarily to support new business growth and development and our strategic collaboration with a healthcare company, (ii) a $7.2 million increase in acquisition and integration charges related to our strategic collaboration with a healthcare company and (iii) a $13.0 million increase in stock-based compensation expense primarily driven by an appreciation in our stock price during the three months ended November 30, 2019.
Research and Development

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018
Research and development	$10.8	$11.1
Percent of net revenue	0.1%	0.2%
Research and development expenses remained relatively consistent as a percentage of net revenue during the three months ended November 30, 2019, compared to the three months ended November 30, 2018.
Amortization of Intangibles

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018	Change
Amortization of intangibles	$16.1	$7.6	$8.5
Amortization of intangibles increased during the three months ended November 30, 2019, compared to the three months ended November 30, 2018, primarily driven by amortization related to the Nypro trade name, which was reclassified to a definite-lived intangible asset during the fourth quarter of fiscal year 2019 as a result of our decision to rebrand. As such, this trade name was assigned a four-year estimated useful life and is being amortized on an accelerated basis.
Restructuring and Related Charges
Following is a summary of the Company’s restructuring and related charges (in millions):

	Three months ended
	November 30, 2019(2)	November 30, 2018(3)
Employee severance and benefit costs	$18.8	$5.2
Lease costs	0.3	—
Asset write-off costs	16.3	0.2
Other costs	9.9	0.6
Total restructuring and related charges(1)	$45.3	$6.0

(1)
Includes $17.4 million and $4.4 million recorded in the EMS segment, $25.2 million and $1.6 million recorded in the DMS segment and $2.7 million and $0.0 million of non-allocated charges for the three months ended November 30, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

(2)	Primarily relates to the 2020 Restructuring Plan.

(3)	Primarily relates to the 2017 Restructuring Plan.
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
The 2020 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2021 of approximately $40.0 million. We expect cost savings of $25.0 million during fiscal year 2020.

See Note 12 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring and related charges for the 2020 Restructuring Plan.
Other Expense

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018	Change
Other expense	$11.2	$13.6	$(2.4)
Other expense decreased for the three months ended November 30, 2019, compared to the three months ended November 30, 2018, primarily due to: (i) $2.3 million related to a decrease in fees associated with the utilization of the trade accounts receivable sales programs and fees incurred for the amendment of the foreign asset-backed securitization program and the new North American asset-backed securitization program in fiscal year 2019 and (ii) $1.7 million related to lower net periodic benefit costs. The decrease was partially offset by $1.6 million of other expense.
Interest Income

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018	Change
Interest income	$5.9	$4.4	$1.5
Interest income remained relatively consistent during the three months ended November 30, 2019, compared to the three months ended November 30, 2018.
Interest Expense

	Three months ended
(dollars in millions)	November 30, 2019	November 30, 2018	Change
Interest expense	$44.9	$42.7	$2.2
Interest expense increased during the three months ended November 30, 2019, compared to the three months ended November 30, 2018, due to additional borrowings on our credit facilities and commercial paper program, partially offset by lower interest rates.
Income Tax Expense

	Three months ended
	November 30, 2019	November 30, 2018	Change
Effective income tax rate	60.3%	24.8%	35.5%
The effective income tax rate increased for the three months ended November 30, 2019, compared to the three months ended November 30, 2018, primarily due to: (i) $13.3 million of tax benefit for the three months ended November 30, 2018 related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) adjustments and (ii) increased restructuring charges with minimal related tax benefit for the three months ended November 30, 2019.
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
We are reporting “core” operating income, “core” earnings and adjusted free cash flow to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.
Adjusted free cash flow is defined as net cash provided by (used in) operating activities plus cash receipts on sold receivables less net capital expenditures (acquisition of property, plant and equipment less proceeds and advances from the sale of property, plant and equipment). We report adjusted free cash flow as we believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally and fund future growth and to provide a return to shareholders.
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended
(in thousands, except for per share data)	November 30, 2019	November 30, 2018
Operating income (U.S. GAAP)	$152,779	$216,710
Amortization of intangibles	16,140	7,646
Stock-based compensation expense and related charges	30,223	17,249
Restructuring and related charges	45,251	6,025
Distressed customer charge (1)	14,963	—
Net periodic benefit cost (2)	1,825	—
Business interruption and impairment charges, net(3)	—	(2,860)
Acquisition and integration charges(4)	16,134	8,890
Adjustments to operating income	124,536	36,950
Core operating income (Non-GAAP)	$277,315	$253,660
Net income attributable to Jabil Inc. (U.S. GAAP)	$40,422	$123,600
Adjustments to operating income	124,536	36,950
Net periodic benefit cost(2)	(1,825)	—
Adjustments for taxes(5)	497	(13,743)
Core earnings (Non-GAAP)	$163,630	$146,807
Diluted earnings per share (U.S. GAAP)	$0.26	$0.76
Diluted core earnings per share (Non-GAAP)	$1.05	$0.90
Diluted weighted average shares outstanding used in the calculation of earnings per share (U.S. GAAP and Non-GAAP)	156,462	163,670

(1)	Charges relate to accounts receivable and inventory charges for certain distressed customers primarily in the renewable energy sector.

(2)
Following the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715) (“ASU 2017-07”), pension service cost is recognized in cost of revenue and all other components of net periodic benefit cost, including return on plan assets, are presented in other expense.  We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.

(3)
Charges, net of insurance proceeds of $2.9 million for the three months ended November 30, 2018, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(4)	Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).

(5)	The three months ended November 30, 2018 includes a $13.3 million income tax benefit for the effects of the Tax Act.

Adjusted Free Cash Flow

	Three months ended
(in thousands)	November 30, 2019	November 30, 2018(1)
Net cash provided by (used in) operating activities (U.S. GAAP)	$20,944	$(91,693)
Cash receipts on sold receivables	—	96,846
Acquisition of property, plant and equipment	(230,393)	(231,513)
Proceeds and advances from sale of property, plant and equipment	23,209	10,227
Adjusted free cash flow (Non-GAAP)	$(186,240)	$(216,133)

(1)
In fiscal year 2019, the adoption of Accounting Standards Update ("ASU") 2016-15, "Classification of Certain Cash Receipts and Cash Payments" resulted in a reclassification of cash flows from operating activities to investing activities for cash receipts for the deferred purchase price receivable on asset-backed securitization transactions. The adoption of this standard does not reflect a change in the underlying business or activities. The effects of this change are applied retrospectively to all prior periods.

Acquisitions and Expansion
During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.
On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, we completed the initial and second closings, respectively, of our acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the initial and second closings was approximately $163.1 million in cash, which remains subject to certain post-closing adjustments. For the initial and second closings, total assets acquired of $169.4 million and total liabilities assumed of $6.3 million were recorded at their estimated fair values as of the acquisition dates.
On September 30, 2019, under the terms of the Framework Agreement, we completed the third closing of our acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the third closing was approximately $106.9 million in cash, which remains subject to certain post-closing adjustments based on conditions within the Framework Agreement. For the third closing, total assets acquired of $185.0 million, including $83.2 million in contract assets, $35.1 million in inventory and $55.7 million in goodwill, and total liabilities assumed of $78.1 million, including $58.8 million of pension obligations, were recorded at their estimated fair values as of the acquisition dates. There were no intangible assets identified in this acquisition and the goodwill is primarily attributable to the assembled workforce. The majority of the goodwill is currently not expected to be deductible for income tax purposes.
The acquisition of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. We are currently evaluating the fair values of the assets and liabilities related to these business combinations. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. We believe it is impracticable to provide pro forma information for the acquisition of the JJMD assets.

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

Cash and Cash Equivalents
As of November 30, 2019, we had approximately $719.8 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. Most of our cash and cash equivalents as of November 30, 2019 could be repatriated to the United States without potential tax consequences.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	Borrowings under revolving credit facilities(1)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2019	$398,886	$498,004	$299,057	$494,825	$—	$805,693	$2,496,465
Borrowings	—	—	—	—	1,779,801	—	1,779,801
Payments	—	—	—	—	(1,779,801)	(6,321)	(1,786,122)
Other	223	165	61	153	—	149	751
Balance as of November 30, 2019	$399,109	$498,169	$299,118	$494,978	$—	$799,521	$2,490,895
Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Nov 8, 2022 and Aug 24, 2020(1)	Nov 8, 2022 and Aug 24, 2020
Original Facility/ Maximum Capacity	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$2.6 billion(1)	$851.7 million

(1)
As of November 30, 2019, we had $2.6 billion in available unused borrowing capacity under our revolving credit facilities. The revolving credit facility supports commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2019, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
Asset-Backed Securitization and Trade Accounts Receivable Sale Programs
Asset-Backed Securitization Programs
We continuously sell designated pools of trade accounts receivable, at a discount, under our foreign asset-backed securitization program and our North American asset-backed securitization program to special purpose entities, which in turn sell certain of the foreign asset-backed receivables to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution and certain of the North American asset-backed receivables to conduits administered by an unaffiliated financial institution on a monthly basis.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of November 30, 2019.
Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2019.
Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.
In connection with our asset-backed securitization programs, during the three months ended November 30, 2019, we sold $1.2 billion of trade accounts receivable and we received cash proceeds of $1.2 billion. As of November 30, 2019, we had up to $4.0 million in available liquidity under our asset-backed securitization programs.

Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of November 30, 2019 and August 31, 2019, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program (10)	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$800.0		Uncommitted	August 31, 2022(2)
B	$150.0		Uncommitted	November 30, 2020(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$150.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2020(5)
G	$50.0		Uncommitted	February 23, 2023(2)
H	$100.0		Uncommitted	August 10, 2020(6)
I	$100.0		Uncommitted	July 21, 2020(7)
J	$740.0		Uncommitted	February 28, 2020(8)
K	$110.0		Uncommitted	April 11, 2020(9)

(1)	Maximum amount available at any one time.

(2)	Any party may elect to terminate the agreement upon 15 days prior notice.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.

(6)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.

(7)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

(8)	As of the date of this filing, program J is no longer being utilized as it has been replaced with a new $500.0 million program (see footnote 10 below for details).

(9)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.

(10)	We entered into two new trade accounts receivable sale programs on December 5, 2019 with maximum amounts of $500.0 million and CHF 100.0 million, respectively.
During the three months ended November 30, 2019, we sold $2.0 billion of trade accounts receivable under these programs and we received cash proceeds of $2.0 billion. As of November 30, 2019, we had up to $1.4 billion in available liquidity under our trade accounts receivable sale programs.
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
Cash Flows
The following table sets forth selected consolidated cash flow information (in thousands):

	Three months ended
	November 30, 2019	November 30, 2018
Net cash provided by (used in) operating activities	$20,944	$(91,693)
Net cash used in investing activities	(325,730)	(131,252)
Net cash used in financing activities	(136,880)	(235,460)
Effect of exchange rate changes on cash and cash equivalents	(1,835)	4,865
Net decrease in cash and cash equivalents	$(443,501)	$(453,540)
Operating Activities
Net cash provided by operating activities during the three months ended November 30, 2019 was primarily due to non-cash expenses and an increase in accounts payable, accrued expenses and other liabilities, partially offset by increased accounts receivable, inventories and contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to an increase in materials purchases due to increased demand in the cloud business, the timing of purchases and cash payments as well as an increase due to the timing of collections on accounts receivable sale programs. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in inventories supports expected sales levels in the second quarter of fiscal year 2020 and also is due to increased demand. The increase in contract assets primarily due to the timing of revenue recognition for over time customers.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2019 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments and expenditures for assets acquired in connection with the third closing of the acquisition of certain assets of JJMD, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2019 was primarily due to: (i) payments for debt agreements, (ii) the repurchase of our common stock and (iii) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
Contractual Obligations
As of the date of this report, there were no material changes, other than those disclosed below, outside the ordinary course of business, since August 31, 2019 to our contractual obligations and commitments.
In connection with the third closing of the acquisition of certain assets of JJMD, we assumed additional contractual obligations related to postretirement benefit plans and executed certain financing leases. The following table provides details of these assumed obligations:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Pension and postretirement contributions and payments(1)	$10,599	$10,599	$—	$—	$—
Finance lease obligations(2)	$114,275	$5,904	$12,972	$13,102	$82,297

(1)
Represents the estimated company contributions to the funded Switzerland plan during fiscal year 2020. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred. Refer to Note 7 - Postretirement and other Employee Benefits for further discussion of the assumed postretirement benefit obligation.

(2)	The amount payable after five years includes $75.1 million in purchase requirements at the end of the respective leases.
Dividends and Share Repurchases

We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.
In September 2019, the Board of Directors authorized the repurchase of up to $600.0 million of our common stock as a part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of November 30, 2019, 2.6 million shares had been repurchased for $96.4 million and $503.6 million remains available under the 2020 Share Repurchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2019. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As part of the adoption of the new lease standard under ASC Topic 842, Leases, on September 1, 2019, we modified our internal controls over financial reporting. We did not identify any other modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for our fiscal quarter ended November 30, 2019.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended
November 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
September 1, 2019 - September 30, 2019	91,457	$35.37	88,065	$596,875
October 1, 2019 - October 31, 2019	2,128,985	$35.94	1,601,960	$539,576
November 1, 2019 - November 30, 2019	930,252	$38.66	930,252	$503,610
Total	3,150,694	$36.72	2,620,277

(1)
The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards and the exercise of stock appreciation rights, their tax withholding obligations.

(2)
In September 2019, our Board of Directors authorized the repurchase of up to $600.0 million of our common stock as publicly announced in a press release on September 24, 2019 (the “2020 Share Repurchase Program”).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/2009

4.4	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.5	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.6	Form of 3.950% Senior Notes due 2028 (included in the Officers’ Certificate filed as Exhibit 4.10).	8-K	4.1	1/17/2018

4.7	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

10.1†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive-EU).

10.2†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - Non-EU).

10.3†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - ONEU).

10.4†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - OEU).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU)

10.6†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU).

10.7†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2019 and August 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months ended November 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2019 and 2018, (v) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2019 and 2018 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - Embedded within the inline XBRL Document

†	Indicates management compensatory plan, contract or arrangement
*	Filed or furnished herewith
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

JABIL INC. Registrant

Date: January 3, 2020	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: January 3, 2020	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer