Form 10-Q
period 2020-02-29
JABIL INC
filed 2020-04-01
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 24, 2020, there were 150,717,416 shares of the registrant’s Common Stock outstanding.

2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	February 29, 2020 (Unaudited)	August 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$696,745	$1,163,343
Accounts receivable, net of allowance for doubtful accounts of $30,191 as of February 29, 2020 and $17,221 as of August 31, 2019	2,314,055	2,745,226
Contract assets	1,057,656	911,940
Inventories, net	3,339,890	3,023,003
Prepaid expenses and other current assets	569,493	501,573
Total current assets	7,977,839	8,345,085
Property, plant and equipment, net of accumulated depreciation of $4,344,338 as of February 29, 2020 and $4,110,496 as of August 31, 2019	3,462,038	3,333,750
Operating lease right-of-use asset	373,413	—
Goodwill	700,597	622,255
Intangible assets, net of accumulated amortization of $367,299 as of February 29, 2020 and $337,841 as of August 31, 2019	234,977	256,853
Deferred income taxes	194,468	198,827
Other assets	196,346	213,705
Total assets	$13,139,678	$12,970,475
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$637,841	$375,181
Accounts payable	4,652,138	5,166,780
Accrued expenses	3,015,129	2,990,144
Current operating lease liabilities	100,033	—
Total current liabilities	8,405,141	8,532,105
Notes payable and long-term debt, less current installments	2,086,359	2,121,284
Other liabilities	315,875	163,821
Non-current operating lease liabilities	311,879	—
Income tax liabilities	143,161	136,689
Deferred income taxes	118,123	115,818
Total liabilities	11,380,538	11,069,717
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 263,299,124 and 260,406,796 shares issued and 151,407,526 and 153,520,380 shares outstanding as of February 29, 2020 and August 31, 2019, respectively	263	260
Additional paid-in capital	2,363,839	2,304,552
Retained earnings	2,048,954	2,037,037
Accumulated other comprehensive loss	(102,943)	(82,794)
Treasury stock at cost, 111,891,598 and 106,886,416 shares as of February 29, 2020 and August 31, 2019, respectively	(2,563,282)	(2,371,612)
Total Jabil Inc. stockholders’ equity	1,746,831	1,887,443
Noncontrolling interests	12,309	13,315
Total equity	1,759,140	1,900,758
Total liabilities and equity	$13,139,678	$12,970,475
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net revenue	$6,125,083	$6,066,990	$13,630,781	$12,573,265
Cost of revenue	5,694,958	5,612,116	12,646,817	11,598,741
Gross profit	430,125	454,874	983,964	974,524
Operating expenses:
Selling, general and administrative	285,024	282,142	613,923	560,268
Research and development	11,290	10,155	22,060	21,298
Amortization of intangibles	13,577	7,777	29,717	15,423
Restructuring and related charges	29,604	817	74,855	6,842
Operating income	90,630	153,983	243,409	370,693
Impairment on securities	12,205	—	12,205	—
Other expense	8,501	11,757	19,673	25,307
Interest income	(5,336)	(4,760)	(11,280)	(9,139)
Interest expense	46,183	46,160	91,094	88,812
Income before income tax	29,077	100,826	131,717	265,713
Income tax expense	31,658	33,219	93,584	74,032
Net (loss) income	(2,581)	67,607	38,133	191,681
Net income attributable to noncontrolling interests, net of tax	702	253	994	727
Net (loss) income attributable to Jabil Inc.	$(3,283)	$67,354	$37,139	$190,954
(Loss) earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$(0.02)	$0.44	$0.24	$1.21
Diluted	$(0.02)	$0.43	$0.24	$1.19
Weighted average shares outstanding:
Basic	152,058	154,725	152,579	158,160
Diluted	152,058	156,737	156,171	160,413
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net (loss) income	$(2,581)	$67,607	$38,133	$191,681
Other comprehensive (loss) income:
Change in foreign currency translation	(10,346)	12,535	(10,875)	12,912
Change in derivative instruments:
Change in fair value of derivatives	(9,474)	2,386	1,471	(16,083)
Adjustment for net (gains) losses realized and included in net income	(3,548)	3,501	3,335	17,686
Total change in derivative instruments	(13,022)	5,887	4,806	1,603
Unrealized (loss) gain on available for sale securities	(5,253)	273	(14,080)	(8,472)
Actuarial gain	—	—	—	103
Total other comprehensive (loss) income	(28,621)	18,695	(20,149)	6,146
Comprehensive (loss) income	$(31,202)	$86,302	$17,984	$197,827
Comprehensive income attributable to noncontrolling interests	702	253	994	727
Comprehensive (loss) income attributable to Jabil Inc.	$(31,904)	$86,049	$16,990	$197,100
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Total stockholders' equity, beginning balances	$1,849,293	$1,905,513	$1,900,758	$1,963,380
Common stock:
Beginning balances	262	259	260	257
Shares issued under employee stock purchase plan	1	1	1	1
Vesting of restricted stock	—	—	2	2
Ending balances	263	260	263	260
Additional paid-in capital:
Beginning balances	2,332,307	2,235,827	2,304,552	2,218,673
Shares issued under employee stock purchase plan	16,179	14,579	16,179	14,587
Vesting of restricted stock	—	—	(2)	(2)
Recognition of stock-based compensation	15,353	14,560	43,110	31,708
Ending balances	2,363,839	2,264,966	2,363,839	2,264,966
Retained earnings:
Beginning balances	2,064,758	1,911,451	2,037,037	1,760,097
Declared dividends	(12,521)	(12,705)	(25,222)	(25,806)
Cumulative effect adjustment for adoption of new accounting standards	—	—	—	40,855
Net (loss) income attributable to Jabil Inc.	(3,283)	67,354	37,139	190,954
Ending balances	2,048,954	1,966,100	2,048,954	1,966,100
Accumulated other comprehensive loss:
Beginning balances	(74,322)	(31,948)	(82,794)	(19,399)
Other comprehensive (loss) income	(28,621)	18,695	(20,149)	6,146
Ending balances	(102,943)	(13,253)	(102,943)	(13,253)
Treasury stock:
Beginning balances	(2,487,319)	(2,223,673)	(2,371,612)	(2,009,371)
Purchases of treasury stock under employee stock plans	(3,693)	(1,489)	(23,010)	(11,204)
Treasury shares purchased	(72,270)	(145,736)	(168,660)	(350,323)
Ending balances	(2,563,282)	(2,370,898)	(2,563,282)	(2,370,898)
Noncontrolling interests:
Beginning balances	13,607	13,597	13,315	13,123
Net income attributable to noncontrolling interests	702	253	994	727
Acquisition of noncontrolling interests	—	1,112	—	1,112
Disposition of noncontrolling interests	—	(1,785)	—	(1,785)
Declared dividends to noncontrolling interests	(2,000)	(1,500)	(2,000)	(1,500)
Ending balances	12,309	11,677	12,309	11,677
Total stockholders' equity, ending balances	$1,759,140	$1,858,852	$1,759,140	$1,858,852

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	February 29, 2020	February 28, 2019
Cash flows provided by operating activities:
Net income	$38,133	$191,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402,347	381,510
Restructuring and related charges	33,061	(3,212)
Recognition of stock-based compensation expense and related charges	45,332	32,946
Deferred income taxes	3,087	23,921
Provision for allowance for doubtful accounts	10,185	5,598
Other, net	13,838	38,559
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	424,971	(365,192)
Contract assets	(63,302)	(815,144)
Inventories	(279,664)	225,036
Prepaid expenses and other current assets	(62,881)	(4,895)
Other assets	(8,438)	(10,170)
Accounts payable, accrued expenses and other liabilities	(472,503)	407,127
Net cash provided by operating activities	84,166	107,765
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(448,765)	(537,140)
Proceeds and advances from sale of property, plant and equipment	36,624	144,968
Cash paid for business and intangible asset acquisitions, net of cash	(141,195)	(80,778)
Cash receipts on sold receivables	—	96,846
Other, net	(2,013)	(13,504)
Net cash used in investing activities	(555,349)	(389,608)
Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	5,063,358	6,182,931
Payments toward debt agreements	(4,835,697)	(6,046,181)
Payments to acquire treasury stock	(168,660)	(350,323)
Dividends paid to stockholders	(26,280)	(27,422)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	16,179	14,587
Treasury stock minimum tax withholding related to vesting of restricted stock	(23,010)	(11,204)
Other, net	(11,617)	(1,500)
Net cash provided by (used in) financing activities	14,273	(239,112)
Effect of exchange rate changes on cash and cash equivalents	(9,688)	12,063
Net decrease in cash and cash equivalents	(466,598)	(508,892)
Cash and cash equivalents at beginning of period	1,163,343	1,257,949
Cash and cash equivalents at end of period	$696,745	$749,057
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of the Company for the fiscal year ended August 31, 2019. Results for the six months ended February 29, 2020 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2020.
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the three months and six months ended February 29, 2020 and February 28, 2019 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$500.0		Uncommitted	December 5, 2020(2)
B	$150.0		Uncommitted	November 30, 2020(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$150.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2021(5)
G	$50.0		Uncommitted	February 23, 2023(6)
H	$100.0		Uncommitted	August 10, 2020(7)
I	$100.0		Uncommitted	July 21, 2020(8)
J	$650.0		Uncommitted	December 4, 2020(9)
K	$110.0		Uncommitted	April 11, 2020(10)
L	100.0	CHF	Uncommitted	December 5, 2020(2)

(1)	Maximum amount available at any one time.

(2)	The program will be automatically extended each year through December 5, 2025 unless either party provides 30 days notice of termination.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.

(6)	Any party may elect to terminate the agreement upon 15 days prior notice.

(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.

(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

(9)	The program will be automatically extended each year through December 5, 2024 unless either party provides 30 days notice of termination.

(10)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Trade accounts receivable sold	$2,201	$1,719	$4,163	$3,553
Cash proceeds received	$2,196	$1,712	$4,153	$3,538
Pre-tax losses on sale of receivables(1)	$5	$7	$10	$15

(1)	Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
Inventories consist of the following (in thousands):

	February 29, 2020	August 31, 2019
Raw materials	$2,482,072	$2,310,081
Work in process	462,549	468,217
Finished goods	455,295	314,258
Reserve for excess and obsolete inventory	(60,026)	(69,553)
Inventories, net	$3,339,890	$3,023,003

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
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Condensed Consolidated Balance Sheets, as of the period indicated (in thousands):

	Financial Statement Line Item	February 29, 2020
Assets
Operating lease assets (1)	Operating lease right-of-use assets	$373,413
Finance lease assets (2)	Property, plant and equipment, net	151,401
Total lease assets		$524,814
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$100,033
Finance lease liabilities	Accrued expenses	6,906
Non-current
Operating lease liabilities	Non-current operating lease liabilities	311,879
Finance lease liabilities	Other liabilities	156,798
Total lease liabilities		$575,616

(1)	Net of accumulated amortization of $49.2 million.

(2)	Net of accumulated amortization of $9.6 million.
The following table is a summary of expenses related to leases included on the Company's Condensed Consolidated Statements of Operations, for the periods indicated (in thousands):

	Three months ended	Six months ended
	February 29, 2020	February 29, 2020
Operating lease cost	$27,810	$55,546
Finance lease cost
Amortization of leased assets	1,445	2,581
Interest on lease liabilities	1,254	2,443
Other	1,655	4,183
Net lease cost(1)	$32,164	$64,753

(1)	Lease costs are primarily recognized in cost of revenue.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the period indicated:

	February 29, 2020
	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.5 years	3.22%
Finance leases	6.3 years	4.31%

The following table sets forth other supplemental information related to the Company's lease portfolio (in thousands):

Six months ended
February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$55,592
Operating cash flows for finance leases(1)	2,443
Financing activities for finance leases(2)	2,808
Non-cash right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	34,213
Finance leases	111,591

(1)	Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Condensed Consolidated Statements of Cash Flows.

(2)	Included in payments toward debt agreements in Financing Activities of the Company's Condensed Consolidated Statements of Cash Flows.
The future minimum lease payments under operating and finance leases as of February 29, 2020 were as follows (in thousands):

Twelve months ended February 29,	Operating Leases(1)	Finance Leases	Total
2020	$110,692	$11,849	$122,541
2021	89,479	12,375	101,854
2022	69,928	11,744	81,672
2023	53,400	11,879	65,279
2024	41,472	15,644	57,116
Thereafter	92,529	128,763	221,292
Total minimum lease payments	$457,500	$192,254	$649,754
Less: Interest	(45,588)	(28,550)	(74,138)
Present value of lease liabilities	$411,912	$163,704	$575,616

(1)
Excludes $28.2 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

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

5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of February 29, 2020 and August 31, 2019 are summarized below (in thousands):

	Maturity Date	February 29, 2020	August 31, 2019
5.625% Senior Notes	Dec 15, 2020	$399,332	$398,886
4.700% Senior Notes	Sep 15, 2022	498,332	498,004
4.900% Senior Notes	Jul 14, 2023	299,178	299,057
3.950% Senior Notes	Jan 12, 2028	495,132	494,825
3.600% Senior Notes(1)	Jan 15, 2030	494,470	—
Borrowings under credit facilities(2)(3)	Jan 22, 2023 and Jan 22, 2025	—	—
Borrowings under commercial paper program(4)	(4)	237,661	—
Borrowings under loans(2)	Jan 22, 2025	300,095	805,693
Total notes payable and long-term debt		2,724,200	2,496,465
Less current installments of notes payable and long-term debt		637,841	375,181
Notes payable and long-term debt, less current installments		$2,086,359	$2,121,284

(1)
On January 15, 2020, the Company issued $500.0 million of publicly registered 3.600% Senior Notes due 2030 (the “3.600% Senior Notes”). The net proceeds from the offering were used for the repayment of term loan indebtedness.

(2)
On January 22, 2020, the Company entered into a senior unsecured credit agreement which provides for: (i) a Revolving Credit Facility in the initial amount of $2.7 billion, of which $700.0 million expires on January 22, 2023 and $2.0 billion expires on January 22, 2025 and (ii) a $300.0 million Term Loan Facility which expires on January 22, 2025, (collectively the “Credit Facility”). Interest and fees on the Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings. In connection with the Company’s entry into the Credit Facility, the Company terminated the Company’s amended and restated five-year credit agreement dated November 8, 2017 and the credit agreement dated August 24, 2018.

During the three months ended February 29, 2020, the interest rates on the Revolving Credit Facility ranged from 2.5% to 3.0% and the Term Loan Facility ranged from 2.9% to 3.2%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.450% above the base rate or 0.975% to 1.450% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.750% above the base rate or 1.125% to 1.750% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

(3)	As of February 29, 2020, the Company has $3.1 billion in available unused borrowing capacity under its revolving credit facilities, net of outstanding commercial paper borrowings.

(4)
The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program. The revolving credit facility supports commercial paper outstanding, if any. As of February 29, 2020, the outstanding commercial paper has maturities of 90 days or less. During the three months ended February 29, 2020, the interest rates on the commercial paper program ranged from 2.0% to 2.6%.

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900%, 3.950% or 3.600% Senior Notes upon a change of control. As of February 29, 2020 and August 31, 2019, the Company was in compliance with its debt covenants.

Fair Value
Refer to Note 17 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the three months and six months ended February 29, 2020 and February 28, 2019 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Condensed Consolidated Financial Statements. As of February 29, 2020, the special purpose entity has liabilities for which creditors do not have recourse to the general credit of the Company (primary beneficiary). The liabilities cannot exceed the maximum amount of net cash proceeds under the foreign asset-backed securitization program.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of February 29, 2020.
The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 29, 2020.
Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)(2)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

(2)	As of February 29, 2020, the Company had up to $76.3 million in available liquidity under its asset-backed securitization programs.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019(3)
Trade accounts receivable sold	$1,095	$1,078	$2,257	$1,828
Cash proceeds received(1)	$1,089	$1,072	$2,245	$1,816
Pre-tax losses on sale of receivables(2)	$6	$6	$12	$12

(1)	The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.

(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.

(3)
Excludes $650.3 million of trade accounts receivable sold, $488.1 million of cash and $13.9 million of net cash received prior to the amendment of the foreign asset-backed securitization program and under the previous North American asset-backed securitization program which occurred during the first quarter of fiscal year 2019.

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the five-year unsecured credit facility entered into on January 22, 2020 (the “Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of February 29, 2020 and August 31, 2019, the Company was in compliance with all covenants under the asset-backed securitization programs.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	February 29, 2020	August 31, 2019
Contract liabilities(1)	$495,314	$511,329
Accrued compensation and employee benefits	532,312	600,907
Other accrued expenses	1,987,503	1,877,908
Accrued expenses	$3,015,129	$2,990,144

(1)
Revenue recognized during the six months ended February 29, 2020 and February 28, 2019 that was included in the contract liability balance as of September 1, 2019 and 2018 was $201.1 million and $267.0 million, respectively.

8. Postretirement and Other Employee Benefits
Postretirement Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and six months ended February 29, 2020 and February 28, 2019 (in thousands):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Service cost (1)	$6,638	$289	$11,101	$584
Interest cost (2)	809	870	1,572	1,755
Expected long-term return on plan assets (2)	(3,789)	(1,330)	(6,575)	(2,682)
Recognized actuarial loss (2)	226	205	449	413
Amortization of prior service credit (2)	(11)	(11)	(22)	(23)
Net periodic benefit cost	$3,873	$23	$6,525	$47

(1)	Service cost is recognized in cost of revenue in the Condensed Consolidated Statement of Operations.

(2)	Components are recognized in other expense in the Condensed Consolidated Statement of Operations.

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
Benefit Obligation and Plan Assets
The benefit obligations and plan assets, changes to the benefit obligation and plan assets and the funded status of the Switzerland plan as of September 30, 2019 are as follows (in thousands):

September 30, 2019
Ending projected benefit obligation	$(404,297)
Ending fair value of plan assets	$330,793
Unfunded status	$(73,504)

Cash Flows
The Company expects to make cash contributions between $9.5 million and $11.7 million to its Switzerland pension plan during fiscal year 2020. The estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2020	$24,698
2021	21,698
2022	20,098
2023	18,398
2024	17,298
2025 through 2029	82,992

Accumulated Benefit Obligation
The following table provides information for the Switzerland plan with an accumulated benefit obligation as of September 30, 2019 (in thousands):

September 30, 2019
Projected benefit obligation	$(404,297)
Accumulated benefit obligation	$(394,427)
Fair value of plan assets	$330,793

9. Derivative Financial Instruments and Hedging Activities
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
Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $257.2 million and $334.1 million as of February 29, 2020 and August 31, 2019, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2020 and November 30, 2020.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of February 29, 2020 and August 31, 2019, was $2.4 billion and $2.5 billion, respectively.

Refer to Note 17 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.
The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded.

The following table presents the gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain on Derivatives Recognized in Net Income	Amount of Gain Recognized in Net Income on Derivatives
		Three months ended		Six months ended
		February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Forward foreign exchange contracts(1)	Cost of revenue	$6,801	$49,794	$33,518	$42,808

(1)
For the three months and six months ended February 29, 2020, the Company recognized $7.6 million and $36.4 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. During the three months and six months ended February 28, 2019, the Company recognized $57.1 million and $52.6 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.

Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of February 29, 2020, which have been designated as hedging instruments and accounted for as cash flow hedges:

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount (in millions)	Effective Date	Expiration Date (1)
Forward Interest Rate Swap
Anticipated Debt Issuance	Fixed	$200.0	Oct 22, 2018	Dec 15, 2020	(2)
Interest Rate Swaps
Debt obligations	Variable	$550.0	Aug 24, 2018 and Oct 11, 2018	Aug 24, 2020 and Aug 31, 2020	(3)

(1)	The contracts will be settled with the respective counterparties on a net basis at the expiration date for the forward interest rate swap and at each settlement date for the interest rate swaps.

(2)	If the anticipated debt issuance occurs before December 15, 2020, the contracts will be terminated simultaneously with the debt issuance.

(3)
The Company pays interest based upon a fixed rate as agreed upon with the respective counterparties and receives variable rate interest payments based on the one-month and three-month LIBOR for borrowings under the Credit Facility and certain other debt obligations. Of the amount hedged, $350.0 million expires on August 24, 2020 and $200.0 million expires on August 31, 2020.

10. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component for the six months ended February 29, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Available for Sale Securities	Total
Balance as of August 31, 2019	$(14,298)	$(39,398)	$(28,033)	$(608)	$(457)	(82,794)
Other comprehensive (loss) income before reclassifications	(10,875)	1,471	—	—	(14,080)	(23,484)
Amounts reclassified from AOCI	—	3,335	—	—	—	3,335
Other comprehensive (loss) income(1)	(10,875)	4,806	—	—	(14,080)	(20,149)
Balance as of February 29, 2020	$(25,173)	$(34,592)	$(28,033)	$(608)	$(14,537)	$(102,943)

(1)	Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended		Six months ended
Comprehensive Income Components	Financial Statement Line Item	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$(3,117)	$3,931	$4,197	$18,546
Interest rate contracts	Interest expense	(431)	(430)	(862)	(860)
Total amounts reclassified from AOCI(2)		$(3,548)	$3,501	$3,335	$17,686

(1)	The Company expects to reclassify $3.4 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.

(2)	Amounts are net of tax, which are immaterial for the three months and six months ended February 29, 2020 and February 28, 2019.
11. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Restricted stock units	$12,301	$13,604	$40,484	$28,655
Employee stock purchase plan	2,808	2,093	4,848	4,291
Total	$15,109	$15,697	$45,332	$32,946

As of February 29, 2020, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 10,502,993.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 29, 2020 and February 28, 2019, the Company awarded approximately 1.1 million and 1.6 million time-based restricted stock units, respectively, 0.3 million and 0.4 million performance-based restricted stock units, respectively and 0.3 million and 0.4 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information for the period indicated (in thousands):

Six months ended
February 29, 2020
Unrecognized stock-based compensation expense—restricted stock units	$67,606
Remaining weighted-average period for restricted stock units expense	1.5 years

Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Common stock outstanding:
Beginning balances	152,300,356	157,986,896	153,520,380	164,588,172
Shares issued upon exercise of stock options	43,069	11,348	56,999	11,348
Shares issued under employee stock purchase plan	595,717	691,971	595,717	692,325
Vesting of restricted stock	322,872	219,764	2,239,612	1,905,927
Purchases of treasury stock under employee stock plans	(86,706)	(57,389)	(617,123)	(464,836)
Treasury shares purchased(1)	(1,767,782)	(5,974,261)	(4,388,059)	(13,854,607)
Ending balances	151,407,526	152,878,329	151,407,526	152,878,329

(1)
In September 2019, the Company’s Board of Directors authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of February 29, 2020, 4.4 million shares had been repurchased for $168.7 million and $431.3 million remains available under the 2020 Share Repurchase Program.

12. Concentration of Risk and Segment Data

Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the six months ended February 29, 2020, the Company’s five largest customers accounted for approximately 47% of its net revenue and 72 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.
Segment Data
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition and integration charges, impairment on securities, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, restructuring of securities loss, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.
The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended
	February 29, 2020			February 28, 2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$986,570	$1,141,881	$2,128,451	$836,863	$1,464,832	$2,301,695
Over time	2,843,384	1,153,248	3,996,632	2,967,864	797,431	3,765,295
Total	$3,829,954	$2,295,129	$6,125,083	$3,804,727	$2,262,263	$6,066,990

	Six months ended
	February 29, 2020			February 28, 2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$2,377,480	$3,011,360	$5,388,840	$1,257,524	$3,566,483	$4,824,007
Over time	5,870,026	2,371,915	8,241,941	6,050,306	1,698,952	7,749,258
Total	$8,247,506	$5,383,275	$13,630,781	$7,307,830	$5,265,435	$12,573,265

The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Segment income and reconciliation of income before income tax
EMS	$84,829	$88,654	$189,529	$172,749
DMS	74,619	102,405	247,234	271,970
Total segment income	$159,448	$191,059	$436,763	$444,719
Reconciling items:
Amortization of intangibles	(13,577)	(7,777)	(29,717)	(15,423)
Stock-based compensation expense and related charges	(15,109)	(15,697)	(45,332)	(32,946)
Restructuring and related charges	(29,604)	(817)	(74,855)	(6,842)
Distressed customer charge	—	—	(14,963)	—
Business interruption and impairment charges, net(1)	—	—	—	2,860
Acquisition and integration charges	(7,752)	(12,785)	(23,886)	(21,675)
Impairment on securities	(12,205)	—	(12,205)	—
Other expense (net of periodic benefit cost)	(11,277)	(11,757)	(24,274)	(25,307)
Interest income	5,336	4,760	11,280	9,139
Interest expense	(46,183)	(46,160)	(91,094)	(88,812)
Income before income tax	$29,077	$100,826	$131,717	$265,713

(1)Charges, net of insurance proceeds of $2.9 million for the six months ended February 28, 2019, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

As of February 29, 2020, the Company operated in 31 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

`

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
External net revenue:
Singapore	$1,216,369	$1,588,931	$3,247,285	$3,907,604
Mexico	1,153,619	1,052,781	2,344,957	2,048,202
China	968,386	1,199,016	2,123,321	2,517,454
Malaysia	505,424	414,433	996,230	793,961
Ireland	181,790	205,480	435,875	281,199
Other	1,035,235	891,648	2,050,948	1,837,335
Foreign source revenue	5,060,823	5,352,289	11,198,616	11,385,755
U.S.	1,064,260	714,701	2,432,165	1,187,510
Total	$6,125,083	$6,066,990	$13,630,781	$12,573,265

	February 29, 2020	August 31, 2019
Long-lived assets:
China	$1,488,548	$1,579,904
Mexico	404,896	418,641
Switzerland	217,065	158
Malaysia	208,576	154,386
Singapore	148,583	156,028
Taiwan	118,315	123,608
Hungary	99,435	85,809
Vietnam	93,495	85,728
Other	470,688	462,261
Long-lived assets related to foreign operations	3,249,601	3,066,523
U.S.	1,148,011	1,146,335
Total	$4,397,612	$4,212,858

13. Restructuring and Related Charges
Following is a summary of the Company’s restructuring and related charges (in thousands):

	Three months ended		Six months ended
	February 29, 2020(2)	February 28, 2019(3)	February 29, 2020(2)	February 28, 2019(3)
Employee severance and benefit costs	$8,012	$3,768	$26,793	$8,947
Lease costs	6,229	—	6,468	9
Asset write-off costs	9,109	(3,396)	25,425	(3,212)
Other costs	6,254	445	16,169	1,098
Total restructuring and related charges(1)	$29,604	$817	$74,855	$6,842

(1)
Includes $14.7 million and $0.3 million recorded in the EMS segment, $14.5 million and $0.5 million recorded in the DMS segment and $0.4 million and $0.0 million of non-allocated charges for the three months ended February 29, 2020 and February 28, 2019, respectively. Includes $32.1 million and $4.7 million recorded in the EMS segment, $39.7 million and $2.1 million recorded in the DMS segment and $3.1 million and $0.0 million of non-allocated charges for the six months ended February 29, 2020 and February 28, 2019, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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
The table below summarizes the Company’s liability activity, primarily associated with the 2020 Restructuring Plan
(in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2019(1)	$3,162	$1,980	$—	$789	$5,931
Restructuring related charges	26,793	6,468	25,425	450	59,136
Asset write-off charge and other non-cash activity	(95)	(5,637)	(25,425)	2	(31,155)
Cash payments	(16,415)	(278)	—	(577)	(17,270)
Balance as of February 29, 2020	$13,445	$2,533	$—	$664	$16,642

(1)	Balance as of August 31, 2019 primarily relates to the 2017 Restructuring Plan.
14. Income Taxes

Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	108.9%	33.0%	71.0%	27.9%

The effective income tax rate increased for the three months and six months ended February 29, 2020, compared to the three months and six months ended February 28, 2019, primarily due to: (i) decreased income for the three months and six months ended February 29, 2020, driven in part by increased restructuring charges with minimal related tax benefit; and (ii) adjustments related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) for the six months ended February 28, 2019, including a $13.3 million income tax benefit recorded during the three months ended November 30, 2018.
The effective tax rate differed from the U.S. federal statutory rate of 21.0% during the three months and six months ended February 29, 2020 and February 28, 2019, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances; (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; and (iii) adjustments to amounts previously recorded for the Tax Act for the three months and six months ended February 28, 2019.

15. Earnings Per Share and Dividends
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

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Restricted stock units	4,499	1,348	1,035	1,348
Employee stock purchase plan	164	—	—	—
Stock appreciation rights	28	—	—	—

Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 29, 2020 and February 28, 2019 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2020:	October 17, 2019	$0.08	$12,647	November 15, 2019	December 2, 2019
	January 23, 2020	$0.08	$12,517	February 14, 2020	March 4, 2020
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018
	January 24, 2019	$0.08	$12,706	February 15, 2019	March 1, 2019

16. Business Acquisitions
During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.
On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, the Company completed the initial and second closings, respectively, of its acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the initial and second closings was approximately $166.2 million in cash. For the initial and second closings, total assets acquired of $172.3 million and total liabilities assumed of $6.1 million were recorded at their estimated fair values as of the acquisition dates.
On September 30, 2019, under the terms of the Framework Agreement, the Company completed the third closing of its acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the third closing was approximately $111.8 million in cash, which remains subject to certain post-closing adjustments based on conditions within the Framework Agreement. For the third closing, total assets acquired of $199.7 million, including $83.2 million in contract assets, $35.1 million in inventory and $70.4 million in goodwill, and total liabilities assumed of $87.9 million, including $73.5 million of pension obligations, were recorded at their estimated fair values as of the acquisition date. There were no intangible assets identified in this acquisition and the goodwill is primarily attributable to the assembled workforce. The majority of the goodwill is currently not expected to be deductible for income tax purposes.
The acquisition of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. The Company is currently evaluating the fair values of the assets and liabilities related to the second and third closings of these business combinations. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. The Company believes it is impracticable to provide pro forma information for the acquisition of the JJMD assets.
17. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		February 29, 2020	August 31, 2019
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$35,925	$27,804
Prepaid expenses and other current assets:
Short-term investments	Level 1		16,652	14,088
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	2,730	904
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	13,726	6,878
Other assets:
Senior Non-Convertible Preferred Stock	Level 3	(3)	20,900	33,102
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	$5,061	$15,999
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	15,474	55,391
Interest rate swaps:
Derivatives designated as hedging instruments (Note 9)	Level 2	(4)	4,020	5,918
Other liabilities:
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 9)	Level 2	(4)	41,304	35,045

(1)	Consist of investments that are readily convertible to cash with original maturities of 90 days or less.

(2)	The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

(3)
The Senior Non-Convertible Preferred Stock is valued each reporting period using unobservable inputs based on a discounted cash flow model and is classified as an available for sale debt security with any unrealized loss recorded to AOCI. As of February 29, 2020 and August 31, 2019, the unobservable inputs have an immaterial impact on the fair value calculation.

(4)
Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads.

Assets Held for Sale
The following table presents the assets held for sale (in thousands):

	February 29, 2020	August 31, 2019
(in thousands)	Carrying Amount	Carrying Amount
Assets held for sale (1)	$30,120	$—

(1)	The fair value of assets held for sale exceeds the carrying value. As a result, no impairment has been recorded for assets held for sale as of February 29, 2020.

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			February 29, 2020		August 31, 2019
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
5.625% Senior Notes	Level 2	(1)	$399,332	$409,692	$398,886	$416,000
4.700% Senior Notes	Level 2	(1)	498,332	535,370	498,004	525,890
4.900% Senior Notes	Level 3	(2)	299,178	326,619	299,057	318,704
3.950% Senior Notes	Level 2	(1)	495,132	539,835	494,825	509,845
3.600% Senior Notes	Level 2	(1)	494,470	510,905	—	—

(1)	The fair value estimates are based upon observable market data.

(2)	This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
Refer to Note 8 - “Postretirement and Other Employee Benefits” for disclosure surrounding the fair value of the Company’s pension plan assets.

18. Commitments and Contingencies
The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
19. New Accounting Guidance
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
In March 2020, the FASB issued a new accounting standard which provides guidance in accounting for contracts, hedging relationships, and other transactions that reference U.S. dollar LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective for the Company beginning in the third quarter of fiscal year 2020. The Company is currently assessing the impact this new standard may have on its Consolidated Financial Statements.
Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

JABIL INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements).We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: the scope and duration of the COVID-19 outbreak and its impact on global economic systems, our employees, sites, operations, customers, and supply chain, managing growth effectively; our dependence on a limited number of customers; competitive challenges affecting our customers; managing rapid declines in customer demand and other related customer challenges that may occur; changes in technology; the occurrence of, success and expected financial results from, product ramps; competition; our ability to maintain and improve costs, quality and delivery for our customers; retaining key personnel; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks associated with international sales and operations; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; performance in the markets in which we operate; and adverse changes in political conditions, in the U.S. and internationally, including, among others, adverse changes in tax laws and rates and our ability to estimate and manage their impact. For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the six months ended February 29, 2020, our largest customers include Amazon.com, Inc., Apple, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Ingenico Group, Johnson and Johnson, LM Ericsson Telephone Company, NetApp, Inc., SolarEdge Technologies Inc., and Valeo S.A.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Ireland, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 82.6% and 82.2%, of net revenue from our international operations for the three months and six months ended February 29, 2020. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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

Beginning in January of 2020, concerns related to the novel strain of coronavirus, that originated in Wuhan, China, (“COVID-19”) caused a disruption to our business. While customer demand for our services remained strong, our operations and our ability to satisfy customer orders were negatively impacted due to both workforce and supply chain constraints as a result of virus containment efforts that were undertaken in China. During the three months ended February 29, 2020, we incurred approximately $53.0 million in direct costs associated with the COVID-19 outbreak, primarily due to incremental and idle labor costs leading to a reduction in factory utilization as a result of the travel disruptions and governmental restrictions. Additionally, certain of the Company’s suppliers in China were similarly impacted leading to supply chain constraints. As COVID-19 has spread to other jurisdictions and been declared a global pandemic, the full extent of this outbreak, the related governmental, business and travel restrictions in order to contain this virus are continuing to evolve globally. Accordingly, there is significant uncertainty related to the ultimate impact that this global pandemic will have on the results of our operations. For example, virus containment efforts (as a result of governmental actions or policies or other initiatives) could lead to reductions in capacity utilization levels and or facility closures under which we would expect to incur additional direct costs and lost revenue. If our suppliers experience similar impacts, we may have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers.

Our performance is subject to global economic conditions, as well as their impacts on levels of consumer spending and the production of goods. These current conditions are significantly impacted by COVID-19, have had a negative impact on our results of operations during the second quarter of fiscal year 2020 and will continue to have a negative impact on our operations over the next fiscal quarter and likely beyond. See Risk Factors, “The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers will have a material, adverse impact on our financial condition and results of operations.”
Summary of Results
The following table sets forth, for the three months and six months ended February 29, 2020 and February 28, 2019, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Net revenue	$6,125,083	$6,066,990	$13,630,781	$12,573,265
Gross profit	$430,125	$454,874	$983,964	$974,524
Operating income	$90,630	$153,983	$243,409	$370,693
Net (loss) income attributable to Jabil Inc.	$(3,283)	$67,354	$37,139	$190,954
(Loss) earnings per share—basic	$(0.02)	$0.44	$0.24	$1.21
(Loss) earnings per share—diluted	$(0.02)	$0.43	$0.24	$1.19
Key Performance Indicators
Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our sales cycle as well as timing of payments. Our sales cycle measures how quickly we can convert our manufacturing services into cash through sales. We believe the metrics set forth below are useful to investors in measuring our liquidity as future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable.
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 29, 2020	November 30, 2019	August 31, 2019	May 31, 2019
Sales cycle(1)	30 days	23 days	19 days	27 days
Inventory turns (annualized)(2)	5 turns	6 turns	6 turns	6 turns
Days in accounts receivable(3)	34 days	43 days	38 days	39 days
Days in inventory(4)	70 days	57 days	58 days	64 days
Days in accounts payable(5)	74 days	77 days	77 days	76 days

(1)
The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.

(2)	Inventory turns (annualized) are calculated as 360 days divided by days in inventory.

(3)
Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended February 29, 2020, the decrease is primarily driven by lower sales and the timing of collections in the second quarter. During the three months ended November 30, 2019, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections.

(4)
Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended February 29, 2020, the increase is primarily driven by idle capacity and supply chain constraints, largely in China due to COVID-19. During the three months ended August 31, 2019, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter.

(5)	Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days.

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
Recent Accounting Pronouncements
See Note 19 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

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

	Three months ended			Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Net revenue	$6,125.1	$6,067.0	1.0%	$13,630.8	$12,573.3	8.4%

Net revenue increased during the three months ended February 29, 2020, compared to the three months ended February 28, 2019. Specifically, the EMS segment revenues increased 1% primarily due to (i) a 6% increase in revenues from existing customers within our cloud business, (ii) a 3% increase in revenues from existing customers within our capital equipment business and (iii) a 2% increase in revenues spread across various industries within the EMS segment. The increase is partially offset by (i) an 8% decrease from existing customers within our networking and telecommunications business and (ii) a 2% decrease in revenues spread across various industries within the EMS segment. DMS segment revenues increased 1% due to a 17% increase in revenues from new and existing customers in our healthcare and packaging businesses. The increase is partially offset by (i) a 15% decrease in revenue from customers within our mobility and edge devices and accessories businesses as our ability to meet customer demand was greatly diminished as COVID-19 containment efforts were implemented in China and (ii) a 1% decrease in revenues spread across various industries within the DMS segment.
Net revenue increased during the six months ended February 29, 2020, compared to the six months ended February 28, 2019. Specifically, the EMS segment revenues increased 13% primarily due to (i) a 16% increase in revenues from existing customers within our cloud business, (ii) a 2% increase in revenues from existing customers within our capital equipment business and (iii) a 3% increase in revenues spread across various industries within the EMS segment. The increase is partially offset by (i) a 7% decrease from existing customers within our networking and telecommunications business and (ii) a 1% decrease from existing customers within our computing and storage business. DMS segment revenues increased 2% due to a 14% increase in revenues from new and existing customers in our healthcare and packaging businesses. The increase is partially offset by a 12% decrease in revenue from customers within our mobility and edge devices and accessories businesses due to: (i) our ability to meet customer demand, which was greatly diminished as COVID-19 containment efforts were implemented in China during the second quarter of fiscal year 2020 and (ii) decreased end user product demand and end market dynamics in the first quarter of fiscal year 2020.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
EMS	63%	63%	61%	58%
DMS	37%	37%	39%	42%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Foreign source revenue	82.6%	88.2%	82.2%	90.6%
Gross Profit

	Three months ended		Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Gross profit	$430.1	$454.9	$984.0	$974.5
Percent of net revenue	7.0%	7.5%	7.2%	7.8%

Gross profit as a percentage of net revenue decreased for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, primarily due to an increase of $46.7 million in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 outbreak.

Gross profit as a percentage of net revenue decreased for the six months ended February 29, 2020, compared to the six months ended February 28, 2019, primarily due to an increase of $46.7 million in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 outbreak. Additionally, gross profit as a percent of revenue decreased for the EMS segment largely due to product mix and weakness in the capital equipment business during the first quarter. The decrease was partially offset by an increase in the DMS segment in the first quarter due to improved profitability across the various businesses.
Selling, General and Administrative

	Three months ended			Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Selling, general and administrative	$285.0	$282.1	$2.9	$613.9	$560.3	$53.6
Selling, general and administrative expenses increased during the three months ended February 29, 2020, compared to the three months ended February 28, 2019. The increase is predominantly due to (i) $6.3 million in costs related to the COVID-19 outbreak, including personal protection equipment and (ii) a $2.2 million increase in salary and salary related expenses and other costs primarily to support new business growth and development and our strategic collaboration with a healthcare company. The increase is partially offset by (i) a $5.0 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company and (ii) a $0.6 million decrease in stock-based compensation expense.
Selling, general and administrative expenses increased during the six months ended February 29, 2020, compared to the six months ended February 28, 2019. The increase is predominantly due to (i) a $32.7 million increase in salary and salary related expenses and other costs primarily to support new business growth and development and our strategic collaboration with a healthcare company, (ii) a $12.4 million increase in stock-based compensation expense, (iii) $6.3 million in costs related to the COVID-19 outbreak, including personal protection equipment and (iv) a $2.2 million increase in acquisition and integration charges related to our strategic collaboration with a healthcare company.
Research and Development

	Three months ended		Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Research and development	$11.3	$10.2	$22.1	$21.3
Percent of net revenue	0.2%	0.2%	0.2%	0.2%
Research and development expenses remained consistent as a percentage of net revenue during the three months and six months ended February 29, 2020, compared to the three months and six months ended February 28, 2019.
Amortization of Intangibles

	Three months ended			Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Amortization of intangibles	$13.6	$7.8	$5.8	$29.7	$15.4	$14.3

Amortization of intangibles increased during the three months and six months ended February 29, 2020, compared to the three months and six months ended February 28, 2019, primarily driven by amortization related to the Nypro trade name, which was reclassified to a definite-lived intangible asset during the fourth quarter of fiscal year 2019 as a result of our decision to rebrand. As such, this trade name was assigned a four-year estimated useful life and is being amortized on an accelerated basis.
Restructuring and Related Charges
Following is a summary of the Company’s restructuring and related charges (in millions):

	Three months ended		Six months ended
	February 29, 2020(2)	February 28, 2019(3)	February 29, 2020(2)	February 28, 2019(3)
Employee severance and benefit costs	$8.0	$3.8	$26.8	$8.9
Lease costs	6.2	—	6.5	—
Asset write-off costs	9.1	(3.4)	25.4	(3.2)
Other costs	6.3	0.4	16.2	1.1
Total restructuring and related charges(1)	$29.6	$0.8	$74.9	$6.8

(1)
Includes $14.7 million and $0.3 million recorded in the EMS segment, $14.5 million and $0.5 million recorded in the DMS segment and $0.4 million and $0.0 million of non-allocated charges for the three months ended February 29, 2020 and February 28, 2019, respectively. Includes $32.1 million and $4.7 million recorded in the EMS segment, $39.7 million and $2.1 million recorded in the DMS segment and $3.1 million and $0.0 million of non-allocated charges for the six months ended February 29, 2020 and February 28, 2019, respectively. Except for asset write-off costs, all restructuring and related charges are cash costs.

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
See Note 13 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring and related charges for the 2020 Restructuring Plan.
Impairment on Securities

	Three months ended			Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Impairment on securities	$12.2	$—	$12.2	$12.2	$—	$12.2

The increase in impairment on securities for the three months and six months ended February 29, 2020, compared to the three months and six months ended February 28, 2019 is due to a non-cash impairment charge in connection with the sale of an investment in the optical networking segment.
Other Expense

	Three months ended			Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Other expense	$8.5	$11.8	$(3.3)	$19.7	$25.3	$(5.6)
Other expense decreased for the three months ended February 29, 2020, compared to the three months ended February 28, 2019, primarily due to: (i) $2.3 million related to a decrease in fees associated with the utilization of the trade accounts receivable sales programs and (ii) $2.6 million related to lower net periodic benefit costs. The decrease was partially offset by $1.6 million of other expense.
Other expense decreased for the six months ended February 29, 2020, compared to the six months ended February 28, 2019, primarily due to: (i) $4.6 million related to a decrease in fees associated with the utilization of the trade accounts receivable sales programs and fees incurred for the amendment of the foreign asset-backed securitization program and the new North American asset-backed securitization program in fiscal year 2019 and (ii) $4.3 million related to lower net periodic benefit costs. The decrease was partially offset by $3.3 million of other expense.
Interest Income

	Three months ended			Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Interest income	$5.3	$4.8	$0.5	$11.3	$9.1	$2.2
Interest income remained relatively consistent during the three months ended February 29, 2020, compared to the three months ended February 28, 2019.
Interest income increased during the six months ended February 29, 2020, compared to the six months ended February 28, 2019, due to increased cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest Expense

	Three months ended			Six months ended
(dollars in millions)	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Interest expense	$46.2	$46.2	$—	$91.1	$88.8	$2.3
Interest expense remained consistent during the three months ended February 29, 2020, compared to the three months ended February 28, 2019.
Interest expense increased during the six months ended February 29, 2020, compared to the six months ended February 28, 2019, due to additional borrowings on our credit facilities and commercial paper program, partially offset by lower interest rates.
Income Tax Expense

	Three months ended			Six months ended
	February 29, 2020	February 28, 2019	Change	February 29, 2020	February 28, 2019	Change
Effective income tax rate	108.9%	33.0%	75.9%	71.0%	27.9%	43.1%
The effective income tax rate increased for the three months and six months ended February 29, 2020, compared to the three months and six months ended February 28, 2019, primarily due to: (i) decreased income for the three months and six months ended February 29, 2020, driven in part by increased restructuring charges with minimal related tax benefit; and (ii)

adjustments related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) for the six months ended February 28, 2019, including a $13.3 million income tax benefit recorded during the three months ended November 30, 2018.

Non-GAAP (Core) Financial Measures
The following discussion and analysis of our financial condition and results of operations include certain non-GAAP financial measures as identified in the reconciliations below. The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Also, our “core” financial measures should not be construed as an indication by us that our future results will be unaffected by those items that are excluded from our “core” financial measures.
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, impairment on securities, restructuring of securities loss, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Six months ended
(in thousands, except for per share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Operating income (U.S. GAAP)	$90,630	$153,983	$243,409	$370,693
Amortization of intangibles	13,577	7,777	29,717	15,423
Stock-based compensation expense and related charges	15,109	15,697	45,332	32,946
Restructuring and related charges	29,604	817	74,855	6,842
Distressed customer charge (1)	—	—	14,963	—
Net periodic benefit cost (2)	2,776	—	4,601	—
Business interruption and impairment charges, net(3)	—	—	—	(2,860)
Acquisition and integration charges(4)	7,752	12,785	23,886	21,675
Adjustments to operating income	68,818	37,076	193,354	74,026
Core operating income (Non-GAAP)	$159,448	$191,059	$436,763	$444,719
Net (loss) income attributable to Jabil Inc. (U.S. GAAP)	$(3,283)	$67,354	$37,139	$190,954
Adjustments to operating income	68,818	37,076	193,354	74,026
Impairment on securities	12,205	—	12,205	—
Net periodic benefit cost(2)	(2,776)	—	(4,601)	—
Adjustments for taxes(5)	3,091	(4,219)	3,588	(17,962)
Core earnings (Non-GAAP)	$78,055	$100,211	$241,685	$247,018
Diluted (loss) earnings per share (U.S. GAAP)	$(0.02)	$0.43	$0.24	$1.19
Diluted core earnings per share (Non-GAAP)	$0.50	$0.64	$1.55	$1.54
Diluted weighted average shares outstanding (U.S. GAAP)	152,058	156,737	156,171	160,413
Diluted weighted average shares outstanding (Non-GAAP)	155,714	156,737	156,171	160,413

(1)	Charges relate to accounts receivable and inventory charges for certain distressed customers primarily in the renewable energy sector.

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

(3)
Charges, net of insurance proceeds of $2.9 million for the six months ended February 28, 2019, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(4)	Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).

(5)	The six months ended February 28, 2019 includes a $13.3 million income tax benefit for the effects of the Tax Act recorded during the three months ended November 30, 2018.

Adjusted Free Cash Flow

	Six months ended
(in thousands)	February 29, 2020	February 28, 2019(1)
Net cash provided by operating activities (U.S. GAAP)	$84,166	$107,765
Cash receipts on sold receivables	—	96,846
Acquisition of property, plant and equipment	(448,765)	(537,140)
Proceeds and advances from sale of property, plant and equipment	36,624	144,968
Adjusted free cash flow (Non-GAAP)	$(327,975)	$(187,561)

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
On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, we completed the initial and second closings, respectively, of our acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the initial and second closings was approximately $166.2 million in cash. For the initial and second closings, total assets acquired of $172.3 million and total liabilities assumed of $6.1 million were recorded at their estimated fair values as of the acquisition dates.

On September 30, 2019, under the terms of the Framework Agreement, we completed the third closing of our acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the third closing was approximately $111.8 million in cash, which remains subject to certain post-closing adjustments based on conditions within the Framework Agreement. For the third closing, total assets acquired of $199.7 million, including $83.2 million in contract assets, $35.1 million in inventory and $70.4 million in goodwill, and total liabilities assumed of $87.9 million, including $73.5 million of pension obligations, were recorded at their estimated fair values as of the acquisition date. There were no intangible assets identified in this acquisition and the goodwill is primarily attributable to the assembled workforce. The majority of the goodwill is currently not expected to be deductible for income tax purposes.
The acquisition of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. We are currently evaluating the fair values of the assets and liabilities related to the second and third closings of these business combinations. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. We believe it is impracticable to provide pro forma information for the acquisition of the JJMD assets.

Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our asset-backed securitization programs and under our uncommitted trade accounts receivable sale programs, cash on hand, funds provided by operations and the access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, approved share repurchase programs, any potential acquisitions and our working capital requirements for the next 12 months. Despite the impacts of the COVID-19 pandemic on our ability to estimate capital expenditures for fiscal year 2020, we have historically been successful in balancing capital expenditures commensurate with customer demand and would expect to be able to do so in the future.  We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Certain of our trade accounts receivable sale programs expire or are subject to termination provisions within the 2020 calendar year. In addition, our 5.625% Senior Notes mature on December 15, 2020. While we expect to renew such trade accounts receivable sale programs and refinance our Senior Notes, market conditions, including the implications of the COVID-19 pandemic, at the time our current programs expire and debt matures, respectively, may create challenges in doing so, such as incurring a higher cost of capital.

Cash and Cash Equivalents
As of February 29, 2020, we had approximately $696.7 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. Most of our cash and cash equivalents as of February 29, 2020 could be repatriated to the United States without potential tax consequences.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes(1)	Borrowings under revolving credit facilities(2)(3)	Borrowings under commercial paper program(4)	Borrowings under loans(2)	Total notes payable and credit facilities
Balance as of August 31, 2019	$398,886	$498,004	$299,057	$494,825	$—	$—	$—	$805,693	$2,496,465
Borrowings	—	—	—	—	499,165	4,026,532	237,661	300,000	5,063,358
Payments	—	—	—	—	—	(4,026,532)	—	(806,356)	(4,832,888)
Other	446	328	121	307	(4,695)	—	—	758	(2,735)
Balance as of February 29, 2020	$399,332	$498,332	$299,178	$495,132	$494,470	$—	$237,661	$300,095	$2,724,200
Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 22, 2023 and Jan 22, 2025(2)(3)	(4)	Jan 22, 2025(2)
Original Facility/ Maximum Capacity	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$500.0 million	$3.3 billion(2)(3)	(4)	$301.7 million(2)

(1)
On January 15, 2020, we issued $500.0 million of publicly registered 3.600% Senior Notes due 2030 (the “3.600% Senior Notes”). The net proceeds from the offering were used for the repayment of term loan indebtedness.

(2)
On January 22, 2020, we entered into a senior unsecured credit agreement which provides for: (i) a Revolving Credit Facility in the initial amount of $2.7 billion, of which $700.0 million expires on January 22, 2023 and $2.0 billion expires on January 22, 2025 and (ii) a $300.0 million Term Loan Facility which expires on January 22, 2025, (collectively the “Credit Facility”). Interest and fees on the Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings. In connection with our entry into the Credit Facility, we terminated our amended and restated five-year credit agreement dated November 8, 2017 and the credit agreement dated August 24, 2018.

During the three months ended February 29, 2020, the interest rates on the Revolving Credit Facility ranged from 2.5% to 3.0% and the Term Loan Facility ranged from 2.9% to 3.2%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.450% above the base rate or 0.975% to 1.450% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.750% above the base rate or 1.125% to 1.750% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

(3)	As of February 29, 2020, we had $3.1 billion in available unused borrowing capacity under our revolving credit facilities, net of outstanding commercial paper borrowings.

(4)
We have a borrowing capacity of up to $1.8 billion under our commercial paper program. The revolving credit facility supports commercial paper outstanding, if any. As of February 29, 2020, the outstanding commercial paper has maturities of 90 days or less. During the three months ended February 29, 2020, the interest rates on the commercial paper program ranged from 2.0% to 2.6%.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 29, 2020, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of February 29, 2020.
Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 29, 2020.
Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.
In connection with our asset-backed securitization programs, during the three months and six months ended February 29, 2020, we sold $1.1 billion and $2.3 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.1 billion and $2.2 billion, respectively. As of February 29, 2020, we had up to $76.3 million in available liquidity under our asset-backed securitization programs.
Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of February 29, 2020 and August 31, 2019, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 6 – “Asset-Backed Securitization Programs” to the Condensed Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$500.0		Uncommitted	December 5, 2020(2)
B	$150.0		Uncommitted	November 30, 2020(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$150.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2021(5)
G	$50.0		Uncommitted	February 23, 2023(6)
H	$100.0		Uncommitted	August 10, 2020(7)
I	$100.0		Uncommitted	July 21, 2020(8)
J	$650.0		Uncommitted	December 4, 2020(9)
K	$110.0		Uncommitted	April 11, 2020(10)
L	100.0	CHF	Uncommitted	December 5, 2020(2)

(1)	Maximum amount available at any one time.

(2)	The program will be automatically extended each year through December 5, 2025 unless either party provides 30 days notice of termination.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.

(6)	Any party may elect to terminate the agreement upon 15 days prior notice.

(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.

(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

(9)	The program will be automatically extended each year through December 5, 2024 unless either party provides 30 days notice of termination.

(10)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.
During the three months and six months ended February 29, 2020, we sold $2.2 billion and $4.2 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $2.2 billion and $4.2 billion, respectively. As of February 29, 2020, we had up to $1.2 billion in available liquidity under our trade accounts receivable sale programs.
Capital Expenditures
At this time, due to the implications of the impact of COVID-19, our net capital expenditures are not estimable for fiscal year 2020. In general, our capital expenditures support ongoing maintenance in our DMS and EMS segments and investments in new markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.
Cash Flows
The following table sets forth selected consolidated cash flow information (in thousands):

	Six months ended
	February 29, 2020	February 28, 2019
Net cash provided by operating activities	$84,166	$107,765
Net cash used in investing activities	(555,349)	(389,608)
Net cash provided by (used in) financing activities	14,273	(239,112)
Effect of exchange rate changes on cash and cash equivalents	(9,688)	12,063
Net decrease in cash and cash equivalents	$(466,598)	$(508,892)
Operating Activities
Net cash provided by operating activities during the six months ended February 29, 2020 was primarily due to non-cash expenses and decreased accounts receivable, partially offset by decreased accounts payable, accrued expenses and other liabilities and increased inventories, contract assets and prepaid expenses and other current assets. The decrease in accounts receivable is primarily driven by lower sales and the timing of collections. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to a decrease in materials purchases due to a decrease in customer demand and the timing of purchases and cash payments. The increase in inventories is primarily driven by idle capacity and supply chain constraints due to COVID-19. The increase in contract assets is primarily due to the timing of revenue recognition for over time customers. The increase in prepaid expenses and other current assets is primarily due to an increase in value added tax receivables.
Investing Activities
Net cash used in investing activities during the six months ended February 29, 2020 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments and expenditures for assets acquired in connection with the third closing of the acquisition of certain assets of JJMD, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities

Net cash provided by financing activities during the six months ended February 29, 2020 was primarily due to (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan. Net cash provided by financing activities was partially offset by (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock.
Contractual Obligations
As of the date of this report, other than the borrowings on the 3.600% Senior Notes and the Credit Facility (see Note 5 - “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements) and the items disclosed below, there were no material changes outside the ordinary course of business since August 31, 2019 to our contractual obligations and commitments.
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

(1)
Represents the estimated company contributions to the funded Switzerland plan during fiscal year 2020. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred. Refer to Note 8 - Postretirement and other Employee Benefits for further discussion of the assumed postretirement benefit obligation.

(2)	The amount payable after five years includes $75.1 million in purchase requirements at the end of the respective leases.
Dividends and Share Repurchases
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In September 2019, the Board of Directors authorized the repurchase of up to $600.0 million of our common stock as a part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of February 29, 2020, 4.4 million shares had been repurchased for $168.7 million and $431.3 million remains available under the 2020 Share Repurchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 29, 2020. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended February 29, 2020, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2019. In addition to the risk factors disclosed therein, we identified an additional risk factor, as described below. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.
The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers will have a material, adverse impact on our financial condition and results of operations.
Our global operations expose us to the COVID-19 pandemic, which has had and will continue to have an adverse impact on our employees, operations, supply chain and distribution system. To date, COVID-19 has increased our expenses, primarily related to additional labor costs, and has caused a reduction in factory utilization, particularly in China, due to travel disruptions and restrictions. A significant portion of our manufacturing, design, support and storage operations are conducted in our facilities in China. COVID-19 has now spread across the globe and is impacting worldwide economic activity, including our global manufacturing production sites. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, are impacting our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, causing the closure of facilities, and interrupting the movement of components and products through our supply chain.  If additional factory closures are required or reductions in capacity utilization levels occur, we expect to incur additional direct costs and lost revenue. If our suppliers experience additional closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. COVID-19 has also impacted our customers and may create unpredictable reductions or increases in demand for our manufacturing services. While we are staying in close communication with our sites, employees, customers, suppliers and logistics partners and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of the effect of COVID-19 on Jabil is not determinable. We believe COVID-19 will have a material, adverse impact on our consolidated financial position, results of operations and cash flows in the near term.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended
February 29, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
December 1, 2019 - December 31, 2019	262,232	$40.76	259,169	$493,047
January 1, 2020 - January 31, 2020	818,272	$41.97	734,757	$462,272
February 1, 2020 - February 29, 2020	773,984	$39.97	773,856	$431,341
Total	1,854,488	$40.96	1,767,782

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/2009

4.4	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.5	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.6	Form of 3.950% Senior Notes due 2028 (included in the Officers’ Certificate filed as Exhibit 4.11).	8-K	4.1	1/17/2018

4.7	Form of 3.600% Senior Notes due 2030 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.12)	8-K	4.1	1/15/2020

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.10	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.11	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.12	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030	8-K	4.1	1/15/2020

10.1	Credit Agreement dated as of January 22, 2020 among Jabil Inc.; the initial lenders named in the Agreement; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as documentation agents; and Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp., Mizuho Bank, Ltd., MUFG Bank, Ltd., and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners.	8-K	10.1	1/28/2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 29, 2020 and August 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2020 and February 28, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended February 29, 2020 and February 28, 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended February 29, 2020 and February 28, 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2020 and February 28, 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: April 1, 2020	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: April 1, 2020	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer