Form 10-Q
period 2020-05-31
JABIL INC
filed 2020-06-30
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 24, 2020, there were 150,574,036 shares of the registrant’s Common Stock outstanding.

2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	May 31, 2020 (Unaudited)	August 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$763,337	$1,163,343
Accounts receivable, net of allowance for doubtful accounts of $32,239 as of May 31, 2020 and $17,221 as of August 31, 2019	2,579,803	2,745,226
Contract assets	1,086,035	911,940
Inventories, net	3,283,701	3,023,003
Prepaid expenses and other current assets	553,416	501,573
Total current assets	8,266,292	8,345,085
Property, plant and equipment, net of accumulated depreciation of $4,452,228 as of May 31, 2020 and $4,110,496 as of August 31, 2019	3,485,669	3,333,750
Operating lease right-of-use asset	377,540	—
Goodwill	700,735	622,255
Intangible assets, net of accumulated amortization of $380,850 as of May 31, 2020 and $337,841 as of August 31, 2019	221,510	256,853
Deferred income taxes	173,008	198,827
Other assets	166,122	213,705
Total assets	$13,390,876	$12,970,475
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$399,737	$375,181
Accounts payable	5,019,286	5,166,780
Accrued expenses	3,246,977	2,990,144
Current operating lease liabilities	102,284	—
Total current liabilities	8,768,284	8,532,105
Notes payable and long-term debt, less current installments	2,087,593	2,121,284
Other liabilities	321,065	163,821
Non-current operating lease liabilities	311,939	—
Income tax liabilities	143,368	136,689
Deferred income taxes	113,323	115,818
Total liabilities	11,745,572	11,069,717
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 263,312,358 and 260,406,796 shares issued and 150,574,036 and 153,520,380 shares outstanding as of May 31, 2020 and August 31, 2019, respectively	263	260
Additional paid-in capital	2,380,094	2,304,552
Retained earnings	1,985,546	2,037,037
Accumulated other comprehensive loss	(149,403)	(82,794)
Treasury stock at cost, 112,738,322 and 106,886,416 shares as of May 31, 2020 and August 31, 2019, respectively	(2,584,198)	(2,371,612)
Total Jabil Inc. stockholders’ equity	1,632,302	1,887,443
Noncontrolling interests	13,002	13,315
Total equity	1,645,304	1,900,758
Total liabilities and equity	$13,390,876	$12,970,475
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net revenue	$6,335,642	$6,135,602	$19,966,423	$18,708,867
Cost of revenue	5,879,494	5,691,803	18,526,311	17,290,544
Gross profit	456,148	443,799	1,440,112	1,418,323
Operating expenses:
Selling, general and administrative	302,849	274,482	916,772	834,750
Research and development	11,587	11,449	33,647	32,747
Amortization of intangibles	13,178	7,610	42,895	23,033
Restructuring, severance and related charges	69,150	9,340	144,005	16,182
Operating income	59,384	140,918	302,793	511,611
Impairment on securities	—	—	12,205	—
Other expense	5,602	14,084	25,275	39,391
Interest income	(1,864)	(6,758)	(13,144)	(15,897)
Interest expense	41,873	50,514	132,967	139,326
Income before income tax	13,773	83,078	145,490	348,791
Income tax expense	64,036	39,046	157,620	113,078
Net (loss) income	(50,263)	44,032	(12,130)	235,713
Net income attributable to noncontrolling interests, net of tax	695	550	1,689	1,277
Net (loss) income attributable to Jabil Inc.	$(50,958)	$43,482	$(13,819)	$234,436
(Loss) earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$(0.34)	$0.28	$(0.09)	$1.50
Diluted	$(0.34)	$0.28	$(0.09)	$1.47
Weighted average shares outstanding:
Basic	150,723	152,889	151,956	156,384
Diluted	150,723	155,678	151,956	159,036
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net (loss) income	$(50,263)	$44,032	$(12,130)	$235,713
Other comprehensive (loss) income:
Change in foreign currency translation	(32,135)	(18,548)	(43,010)	(5,636)
Change in derivative instruments:
Change in fair value of derivatives	(22,862)	(20,179)	(21,391)	(36,262)
Adjustment for net losses (gains) realized and included in net income	16,020	(1,728)	19,355	15,958
Total change in derivative instruments	(6,842)	(21,907)	(2,036)	(20,304)
Unrealized (loss) gain on available for sale securities	(7,483)	3,703	(21,563)	(4,769)
Actuarial gain	—	—	—	103
Total other comprehensive (loss) income	(46,460)	(36,752)	(66,609)	(30,606)
Comprehensive (loss) income	$(96,723)	$7,280	$(78,739)	$205,107
Comprehensive income attributable to noncontrolling interests	695	550	1,689	1,277
Comprehensive (loss) income attributable to Jabil Inc.	$(97,418)	$6,730	$(80,428)	$203,830
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Total stockholders' equity, beginning balances	$1,759,140	$1,858,852	$1,900,758	$1,963,380
Common stock:
Beginning balances	263	260	260	257
Shares issued under employee stock purchase plan	—	—	1	1
Vesting of restricted stock	—	—	2	2
Ending balances	263	260	263	260
Additional paid-in capital:
Beginning balances	2,363,839	2,264,966	2,304,552	2,218,673
Shares issued under employee stock purchase plan	—	(5)	16,179	14,582
Vesting of restricted stock	—	—	(2)	(2)
Recognition of stock-based compensation	16,255	14,448	59,365	46,156
Ending balances	2,380,094	2,279,409	2,380,094	2,279,409
Retained earnings:
Beginning balances	2,048,954	1,966,100	2,037,037	1,760,097
Declared dividends	(12,450)	(12,681)	(37,672)	(38,487)
Cumulative effect adjustment for adoption of new accounting standards	—	—	—	40,855
Net (loss) income attributable to Jabil Inc.	(50,958)	43,482	(13,819)	234,436
Ending balances	1,985,546	1,996,901	1,985,546	1,996,901
Accumulated other comprehensive loss:
Beginning balances	(102,943)	(13,253)	(82,794)	(19,399)
Other comprehensive loss	(46,460)	(36,752)	(66,609)	(30,606)
Ending balances	(149,403)	(50,005)	(149,403)	(50,005)
Treasury stock:
Beginning balances	(2,563,282)	(2,370,898)	(2,371,612)	(2,009,371)
Purchases of treasury stock under employee stock plans	(75)	(694)	(23,086)	(11,898)
Treasury shares purchased	(20,841)	—	(189,500)	(350,323)
Ending balances	(2,584,198)	(2,371,592)	(2,584,198)	(2,371,592)
Noncontrolling interests:
Beginning balances	12,309	11,677	13,315	13,123
Net income attributable to noncontrolling interests	695	550	1,689	1,277
Acquisition of noncontrolling interests	—	—	—	1,112
Disposition of noncontrolling interests	—	—	—	(1,785)
Declared dividends to noncontrolling interests	(2)	—	(2,002)	(1,500)
Ending balances	13,002	12,227	13,002	12,227
Total stockholders' equity, ending balances	$1,645,304	$1,867,200	$1,645,304	$1,867,200

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	May 31, 2020	May 31, 2019
Cash flows provided by operating activities:
Net (loss) income	$(12,130)	$235,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600,692	574,922
Restructuring and related charges	39,292	(3,555)
Recognition of stock-based compensation expense and related charges	62,214	47,452
Deferred income taxes	18,279	14,008
Provision for allowance for doubtful accounts	14,636	10,734
Other, net	20,979	34,204
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	142,470	(528,597)
Contract assets	(92,574)	(865,408)
Inventories	(229,398)	349,252
Prepaid expenses and other current assets	(44,331)	6,910
Other assets	(9,089)	(16,700)
Accounts payable, accrued expenses and other liabilities	59,686	253,721
Net cash provided by operating activities	570,726	112,656
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(648,945)	(789,226)
Proceeds and advances from sale of property, plant and equipment	93,679	167,653
Cash paid for business and intangible asset acquisitions, net of cash	(145,595)	(153,239)
Cash receipts on sold receivables	—	96,846
Other, net	21,398	(26,129)
Net cash used in investing activities	(679,463)	(704,095)
Cash flows (used in) provided by financing activities:
Borrowings under debt agreements	9,521,853	9,482,468
Payments toward debt agreements	(9,533,522)	(9,073,684)
Payments to acquire treasury stock	(189,500)	(350,323)
Dividends paid to stockholders	(38,411)	(39,736)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	16,179	14,582
Treasury stock minimum tax withholding related to vesting of restricted stock	(23,085)	(11,898)
Other, net	(13,106)	(1,500)
Net cash (used in) provided by financing activities	(259,592)	19,909
Effect of exchange rate changes on cash and cash equivalents	(31,677)	7,667
Net decrease in cash and cash equivalents	(400,006)	(563,863)
Cash and cash equivalents at beginning of period	1,163,343	1,257,949
Cash and cash equivalents at end of period	$763,337	$694,086
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of the Company for the fiscal year ended August 31, 2019. Results for the nine months ended May 31, 2020 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2020.
The full impact on the Company’s business and results of operations related to COVID-19 depends on future developments and cannot be fully predicted. The Company has considered all information available as of the date of these financial statements and is not aware of any circumstances that would result in an update to its estimates or judgments, or any adjustment to the carrying value of its assets or liabilities. Estimates are dependent on certain events and may change as future events occur or additional information becomes available and thus actual results could differ materially from these estimates and judgments.
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the three months and nine months ended May 31, 2020 and 2019 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
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
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2020(2)
B	$150.0		Uncommitted	November 30, 2020(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$150.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2021(5)
G	$50.0		Uncommitted	February 23, 2023(6)
H	$100.0		Uncommitted	August 10, 2020(7)
I	$100.0		Uncommitted	July 21, 2020(8)
J	$650.0		Uncommitted	December 4, 2020(9)
K	$135.0		Uncommitted	April 11, 2021(10)
L	100.0	CHF	Uncommitted	December 5, 2020(2)

(1)	Maximum amount of trade accounts receivable that may be sold under a facility at any one time.

(2)	The program will be automatically extended each year through December 5, 2025 unless either party provides 30 days’ notice of termination.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days’ notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days’ prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days’ notice of termination.

(6)	Any party may elect to terminate the agreement upon 15 days’ prior notice.

(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days’ notice of termination.

(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days’ notice of termination.

(9)	The program will be automatically extended each year through December 5, 2024 unless either party provides 30 days’ notice of termination.

(10)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days’ notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Trade accounts receivable sold	$2,162	$1,548	$6,325	$5,101
Cash proceeds received	$2,158	$1,541	$6,311	$5,079
Pre-tax losses on sale of receivables(1)	$4	$7	$14	$22

(1)	Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
Inventories consist of the following (in thousands):

	May 31, 2020	August 31, 2019
Raw materials	$2,524,454	$2,310,081
Work in process	412,834	468,217
Finished goods	425,894	314,258
Reserve for excess and obsolete inventory	(79,481)	(69,553)
Inventories, net	$3,283,701	$3,023,003

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
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Condensed Consolidated Balance Sheets, as of the period indicated (in thousands):

	Financial Statement Line Item	May 31, 2020
Assets
Operating lease assets (1)	Operating lease right-of-use assets	$377,540
Finance lease assets (2)	Property, plant and equipment, net	149,956
Total lease assets		$527,496
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$102,284
Finance lease liabilities	Accrued expenses	7,047
Non-current
Operating lease liabilities	Non-current operating lease liabilities	311,939
Finance lease liabilities	Other liabilities	155,546
Total lease liabilities		$576,816

(1)	Net of accumulated amortization of $72.3 million.

(2)	Net of accumulated amortization of $11.0 million.
The following table is a summary of expenses related to leases included on the Company's Condensed Consolidated Statements of Operations, for the periods indicated (in thousands):

	Three months ended	Nine months ended
	May 31, 2020	May 31, 2020
Operating lease cost	$28,472	$84,018
Finance lease cost
Amortization of leased assets	1,445	4,026
Interest on lease liabilities	1,250	3,693
Other	3,526	7,709
Net lease cost(1)	$34,693	$99,446

(1)	Lease costs are primarily recognized in cost of revenue.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the period indicated:

	May 31, 2020
	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.5 years	3.21%
Finance leases	6.0 years	4.32%

The following table sets forth other supplemental information related to the Company's lease portfolio (in thousands):

Nine months ended
May 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$83,427
Operating cash flows for finance leases(1)	3,693
Financing activities for finance leases(2)	4,451
Non-cash right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	82,552
Finance leases	111,591

(1)	Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Condensed Consolidated Statements of Cash Flows.

(2)	Included in payments toward debt agreements in Financing Activities of the Company's Condensed Consolidated Statements of Cash Flows.
The future minimum lease payments under operating and finance leases as of May 31, 2020 were as follows (in thousands):

Twelve months ended May 31,	Operating Leases(1)	Finance Leases	Total
2020	$112,866	$11,964	$124,830
2021	88,654	12,354	101,008
2022	68,909	11,783	80,692
2023	56,144	11,917	68,061
2024	41,127	43,059	84,186
Thereafter	92,130	98,846	190,976
Total minimum lease payments	$459,830	$189,923	$649,753
Less: Interest	(45,607)	(27,330)	(72,937)
Present value of lease liabilities	$414,223	$162,593	$576,816

(1)
Excludes $43.4 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

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

5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of May 31, 2020 and August 31, 2019 are summarized below (in thousands):

	Maturity Date	May 31, 2020	August 31, 2019
5.625% Senior Notes	Dec 15, 2020	$399,555	$398,886
4.700% Senior Notes	Sep 15, 2022	498,496	498,004
4.900% Senior Notes	Jul 14, 2023	299,239	299,057
3.950% Senior Notes	Jan 12, 2028	495,286	494,825
3.600% Senior Notes(1)	Jan 15, 2030	494,616	—
Borrowings under credit facilities(2)(3)(4)	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025	—	—
Borrowings under loans(2)	Jan 22, 2025	300,138	805,693
Total notes payable and long-term debt		2,487,330	2,496,465
Less current installments of notes payable and long-term debt		399,737	375,181
Notes payable and long-term debt, less current installments		$2,087,593	$2,121,284

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

During the nine months ended May 31, 2020, the interest rates on the Revolving Credit Facility ranged from 1.2% to 4.3% and the Term Loan Facility ranged from 1.6% to 3.5%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.450% above the base rate or 0.975% to 1.450% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.750% above the base rate or 1.125% to 1.750% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

(3)
On April 24, 2020, the Company entered into an unsecured 364-day revolving credit agreement up to an initial aggregate amount of $375.0 million, which was increased to $425.0 million on May 29, 2020 (the “364-Day Revolving Credit Agreement”). The 364-Day Revolving Credit Agreement expires on April 23, 2021. Interest and fees on the 364-Day Revolving Credit Agreement advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

As of May 31, 2020, no draws were made on the 364-Day Revolving Credit Agreement. Interest is charged at a rate equal to either (i) 0.450%, 0.525% or 0.800% above the base rate or (ii) 1.450%, 1.525% or 1.800% above the Eurodollar rate. The base rate represents the greatest of: (i) Mizuho’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, subject to a floor of 0.75%. The Eurodollar rate represents adjusted LIBOR for the applicable interest period, subject to a floor of 0.75%. Fees include a facility fee based on the revolving credit commitments of the lenders.

(4)
As of May 31, 2020, the Company has $3.7 billion in available unused borrowing capacity under its revolving credit facilities. The Revolving Credit Facility under the Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 5.625%, 4.700%, 4.900%, 3.950% or 3.600% Senior Notes upon a change of control. As of May 31, 2020 and August 31, 2019, the Company was in compliance with its debt covenants.
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

The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the three months and nine months ended May 31, 2020 and 2019 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Condensed Consolidated Financial Statements. As of May 31, 2020, the special purpose entity has liabilities for which creditors do not have recourse to the general credit of the Company (primary beneficiary). The liabilities cannot exceed the maximum amount of net cash proceeds under the foreign asset-backed securitization program.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of May 31, 2020.
The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2020.
Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)(2)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

(2)	As of May 31, 2020, the Company had up to $136.6 million in available liquidity under its asset-backed securitization programs.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019(3)
Trade accounts receivable sold	$948	$1,036	$3,205	$2,864
Cash proceeds received(1)	$944	$1,029	$3,189	$2,845
Pre-tax losses on sale of receivables(2)	$4	$7	$16	$19

(1)	The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.

(2)	Recorded to other expense within the Condensed Consolidated Statements of Operations.

(3)
Excludes $650.3 million of trade accounts receivable sold, $488.1 million of cash and $13.9 million of net cash received prior to the amendment of the foreign asset-backed securitization program and under the previous North American asset-backed securitization program which occurred during the first quarter of fiscal year 2019.

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the five-year unsecured credit facility entered into on January 22, 2020 (the “Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of May 31, 2020 and August 31, 2019, the Company was in compliance with all covenants under the asset-backed securitization programs.

7. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	May 31, 2020	August 31, 2019
Contract liabilities(1)	$463,773	$511,329
Accrued compensation and employee benefits	609,905	600,907
Other accrued expenses	2,173,299	1,877,908
Accrued expenses	$3,246,977	$2,990,144

(1)
Revenue recognized during the nine months ended May 31, 2020 and 2019 that was included in the contract liability balance as of September 1, 2019 and 2018 was $260.9 million and $350.9 million, respectively.

8. Postretirement and Other Employee Benefits
Postretirement Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and nine months ended May 31, 2020 and 2019 (in thousands):

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Service cost (1)	$6,701	$381	$17,802	$965
Interest cost (2)	755	987	2,327	2,742
Expected long-term return on plan assets (2)	(3,741)	(1,344)	(10,316)	(4,026)
Recognized actuarial loss (2)	225	203	674	616
Amortization of prior service credit (2)	(11)	(11)	(33)	(34)
Net periodic benefit cost	$3,929	$216	$10,454	$263

(1)	Service cost is recognized in cost of revenue in the Condensed Consolidated Statement of Operations.

(2)	Components are recognized in other expense in the Condensed Consolidated Statement of Operations.

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
Benefit Obligation and Plan Assets

The benefit obligations, plan assets and the funded status of the Switzerland plan as of September 30, 2019 are as follows (in thousands):

September 30, 2019
Ending projected benefit obligation	$(404,297)
Ending fair value of plan assets	$330,793
Unfunded status	$(73,504)

Cash Flows
The Company expects to make cash contributions between $9.9 million and $12.1 million to its Switzerland pension plan during fiscal year 2020. The estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2020	$25,693
2021	22,572
2022	20,908
2023	19,140
2024	17,995
2025 through 2029	86,337

Accumulated Benefit Obligation
The following table provides information for the Switzerland plan with an accumulated benefit obligation as of September 30, 2019 (in thousands):

September 30, 2019
Projected benefit obligation	$(404,297)
Accumulated benefit obligation	$(394,427)
Fair value of plan assets	$330,793

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $389.7 million and $334.1 million as of May 31, 2020 and August 31, 2019, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2020 and May 31, 2021.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of May 31, 2020 and August 31, 2019, was $2.6 billion and $2.5 billion, respectively.

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

The following table presents the losses and gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Gain on Derivatives Recognized in Net Income	Amount of (Loss) Gain Recognized in Net Income on Derivatives
		Three months ended		Nine months ended
		May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Forward foreign exchange contracts(1)	Cost of revenue	$(36,955)	$(33,476)	$(3,436)	$9,332

(1)
For the three months and nine months ended May 31, 2020, the Company recognized $36.9 million and $0.4 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. During the three months ended May 31, 2019, the Company recognized $28.3 million of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. During the nine months ended May 31, 2019, the Company recognized $24.3 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.

Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of May 31, 2020, which have been designated as hedging instruments and accounted for as cash flow hedges:

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

10. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component for the nine months ended May 31, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Available for Sale Securities	Total
Balance as of August 31, 2019	$(14,298)	$(39,398)	$(28,033)	$(608)	$(457)	(82,794)
Other comprehensive (loss) income before reclassifications	(43,010)	(21,391)	—	—	(21,563)	(85,964)
Amounts reclassified from AOCI	—	19,355	—	—	—	19,355
Other comprehensive (loss) income(1)	(43,010)	(2,036)	—	—	(21,563)	(66,609)
Balance as of May 31, 2020	$(57,308)	$(41,434)	$(28,033)	$(608)	$(22,020)	$(149,403)

(1)	Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended		Nine months ended
Comprehensive Income Components	Financial Statement Line Item	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$16,451	$(1,298)	$20,648	$17,248
Interest rate contracts	Interest expense	(431)	(430)	(1,293)	(1,290)
Total amounts reclassified from AOCI(2)		$16,020	$(1,728)	$19,355	$15,958

(1)	The Company expects to reclassify $4.4 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.

(2)	Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2020 and 2019.
11. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Restricted stock units	$14,299	$12,592	$54,783	$41,247
Employee stock purchase plan	2,583	1,914	7,431	6,205
Total	$16,882	$14,506	$62,214	$47,452

As of May 31, 2020, the shares available to be issued under the 2011 Stock Award and Incentive Plan were 10,519,566.
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

The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2020 and 2019, the Company awarded approximately 1.1 million and 1.6 million time-based restricted stock units, respectively, 0.3 million and 0.4 million performance-based restricted stock units, respectively and 0.3 million and 0.4 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information for the period indicated (in thousands):

Nine months ended
May 31, 2020
Unrecognized stock-based compensation expense—restricted stock units	$54,394
Remaining weighted-average period for restricted stock units expense	1.4 years

Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Common stock outstanding:
Beginning balances	151,407,526	152,878,329	153,520,380	164,588,172
Shares issued upon exercise of stock options	—	—	56,999	11,348
Shares issued under employee stock purchase plan	—	(215)	595,717	692,110
Vesting of restricted stock	13,234	73,095	2,252,846	1,979,022
Purchases of treasury stock under employee stock plans	(2,808)	(24,322)	(619,931)	(489,158)
Treasury shares purchased(1)	(843,916)	—	(5,231,975)	(13,854,607)
Ending balances	150,574,036	152,926,887	150,574,036	152,926,887

(1)
In September 2019, the Company’s Board of Directors authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of May 31, 2020, 5.2 million shares had been repurchased for $188.9 million and $411.1 million remains available under the 2020 Share Repurchase Program.

12. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2020, the Company’s five largest customers accounted for approximately 47% of its net revenue and 72 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.
Segment Data
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, impairment on securities, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, restructuring of securities loss, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.
The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended
	May 31, 2020			May 31, 2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$963,512	$1,380,477	$2,343,989	$699,825	$1,156,213	$1,856,038
Over time	2,949,416	1,042,237	3,991,653	3,288,664	990,900	4,279,564
Total	$3,912,928	$2,422,714	$6,335,642	$3,988,489	$2,147,113	$6,135,602

	Nine months ended
	May 31, 2020			May 31, 2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$3,340,992	$4,391,837	$7,732,829	$1,957,349	$4,722,696	$6,680,045
Over time	8,819,442	3,414,152	12,233,594	9,338,970	2,689,852	12,028,822
Total	$12,160,434	$7,805,989	$19,966,423	$11,296,319	$7,412,548	$18,708,867

The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Segment income and reconciliation of income before income tax
EMS	$102,372	$130,869	$291,902	$303,618
DMS	69,712	54,896	316,945	326,866
Total segment income	$172,084	$185,765	$608,847	$630,484
Reconciling items:
Amortization of intangibles	(13,178)	(7,610)	(42,895)	(23,033)
Stock-based compensation expense and related charges	(16,882)	(14,506)	(62,214)	(47,452)
Restructuring, severance and related charges	(69,150)	(9,340)	(144,005)	(16,182)
Distressed customer charge	—	—	(14,963)	—
Business interruption and impairment charges, net(1)	(4,574)	—	(4,574)	2,860
Acquisition and integration charges	(6,119)	(13,391)	(30,005)	(35,066)
Impairment on securities	—	—	(12,205)	—
Other expense (net of periodic benefit cost)	(8,399)	(14,084)	(32,673)	(39,391)
Interest income	1,864	6,758	13,144	15,897
Interest expense	(41,873)	(50,514)	(132,967)	(139,326)
Income before income tax	$13,773	$83,078	$145,490	$348,791

(1)Charges for the three and nine months ended May 31, 2020, relate to a flood that impacted our facility in Huangpu, China. Charges, net of insurance proceeds of $2.9 million for the nine months ended May 31, 2019, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

As of May 31, 2020, the Company operated in 31 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

`

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
External net revenue:
Singapore	$1,470,283	$1,324,901	$4,717,568	$5,232,505
Mexico	1,165,154	1,200,555	3,510,110	3,248,757
China	1,140,270	1,261,707	3,263,591	3,779,162
Malaysia	378,106	427,858	1,374,335	1,221,819
Vietnam	222,477	196,443	651,255	516,801
Other	908,906	892,812	2,966,952	2,690,987
Foreign source revenue	5,285,196	5,304,276	16,483,811	16,690,031
U.S.	1,050,446	831,326	3,482,612	2,018,836
Total	$6,335,642	$6,135,602	$19,966,423	$18,708,867

	May 31, 2020	August 31, 2019
Long-lived assets:
China	$1,490,313	$1,579,904
Mexico	393,079	418,641
Malaysia	223,618	154,386
Switzerland	219,290	158
Singapore	145,249	156,028
Taiwan	115,436	123,608
Vietnam	109,371	85,728
Hungary	100,568	85,809
Other	451,396	462,261
Long-lived assets related to foreign operations	3,248,320	3,066,523
U.S.	1,159,594	1,146,335
Total	$4,407,914	$4,212,858

13. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in thousands):

	Three months ended		Nine months ended
	May 31, 2020(2)	May 31, 2019(3)	May 31, 2020(2)	May 31, 2019(3)
Employee severance and benefit costs	$56,891	$6,513	$83,684	$15,460
Lease costs	402	(50)	6,870	(41)
Asset write-off costs	6,253	(343)	31,678	(3,555)
Other costs	5,604	3,220	21,773	4,318
Total restructuring, severance and related charges(1)	$69,150	$9,340	$144,005	$16,182

(1)
Includes $23.7 million and $7.6 million recorded in the EMS segment, $29.3 million and $0.0 million recorded in the DMS segment and $16.2 million and $1.7 million of non-allocated charges for the three months ended May 31, 2020 and 2019, respectively. Includes $55.8 million and $12.3 million recorded in the EMS segment, $69.0 million and $2.1 million recorded in the DMS segment and $19.2 million and $1.8 million of non-allocated charges for the nine months ended May 31, 2020 and 2019, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

(2)
As the Company continues to optimize its cost structure and improve operational efficiencies, $52.3 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the three and nine months ended May 31, 2020. The Company’s liability associated with the worldwide workforce reduction is $50.9 million as of May 31, 2020. The remaining amount primarily relates to the 2020 Restructuring Plan.

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
The Company expects to recognize approximately $85.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal year 2020. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
The table below summarizes the Company’s liability activity, primarily associated with the 2020 Restructuring Plan
(in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2019(1)	$3,162	$1,980	$—	$789	$5,931
Restructuring related charges	31,421	6,870	31,678	312	70,281
Asset write-off charge and other non-cash activity	(140)	(5,639)	(31,678)	5	(37,452)
Cash payments	(24,086)	(739)	—	(650)	(25,475)
Balance as of May 31, 2020	$10,357	$2,472	$—	$456	$13,285

(1)	Balance as of August 31, 2019 primarily relates to the 2017 Restructuring Plan.
14. Income Taxes

Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	465.0%	47.0%	108.3%	32.4%

The effective income tax rate increased for the three months and nine months ended May 31, 2020, compared to the three months and nine months ended May 31, 2019, primarily due to: (i) decreased income for the three months and nine months ended May 31, 2020, driven in part by increased restructuring charges with minimal related tax benefit; (ii) a $21.2 million income tax expense associated with the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive recorded during the three months ended May 31, 2020; and (iii) adjustments related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) for the nine months ended May 31, 2019, including a $13.3 million income tax benefit recorded during the three months ended November 30, 2018.
The effective tax rate differed from the U.S. federal statutory rate of 21.0% during the three months and nine months ended May 31, 2020 and 2019, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances; (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam; (iii) a $21.2 million income tax expense associated with the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive recorded during the three months ended May 31, 2020; and (iv) adjustments to amounts previously recorded for the Tax Act for the nine months ended May 31, 2019.

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

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Restricted stock units	3,717	1,345	3,379	1,338
Employee stock purchase plan	57	—	92	—
Stock appreciation rights	5	—	28	—

Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2020 and 2019 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2020:	October 17, 2019	$0.08	$12,647	November 15, 2019	December 2, 2019
	January 23, 2020	$0.08	$12,517	February 14, 2020	March 4, 2020
	April 15, 2020	$0.08	$12,452	May 15, 2020	June 3, 2020
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018
	January 24, 2019	$0.08	$12,706	February 15, 2019	March 1, 2019
	April 18, 2019	$0.08	$12,681	May 15, 2019	June 3, 2019

16. Business Acquisitions
During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.
On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, the Company completed the initial and second closings, respectively, of its acquisition of certain assets of JJMD. The aggregate purchase price paid for the initial and second closings was approximately $167.4 million in cash. For the initial and second closings, total assets acquired of $173.5 million and total liabilities assumed of $6.1 million were recorded at their estimated fair values as of the acquisition dates.
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
The acquisition of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. The Company is currently evaluating the fair values of the assets and liabilities related to the third closing of these business combinations. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. The Company believes it is impracticable to provide pro forma information for the acquisition of the JJMD assets.
17. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		May 31, 2020	August 31, 2019
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$38,259	$27,804
Prepaid expenses and other current assets:
Short-term investments	Level 1		16,860	14,088
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	6,277	904
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	7,210	6,878
Other assets:
Senior Non-Convertible Preferred Stock	Level 3	(3)	14,400	33,102
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	$4,403	$15,999
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	38,004	55,391
Interest rate swaps:
Derivatives designated as hedging instruments (Note 9)	Level 2	(4)	3,357	5,918
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 9)	Level 2	(4)	50,923	—
Other liabilities:
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 9)	Level 2	(4)	—	35,045

(1)	Consist of investments that are readily convertible to cash with original maturities of 90 days or less.

(2)	The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

(3)
The Senior Non-Convertible Preferred Stock is valued each reporting period using unobservable inputs based on a discounted cash flow model and is classified as an available for sale debt security with any unrealized loss recorded to AOCI. As of May 31, 2020 and August 31, 2019, the unobservable inputs have an immaterial impact on the fair value calculation.

(4)
Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads.

Assets Held for Sale
The following table presents the assets held for sale (in thousands):

	May 31, 2020	August 31, 2019
(in thousands)	Carrying Amount	Carrying Amount
Assets held for sale (1)	$30,120	$—

(1)	The fair value of assets held for sale exceeds the carrying value. As a result, no impairment has been recorded for assets held for sale as of May 31, 2020.
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			May 31, 2020		August 31, 2019
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
5.625% Senior Notes	Level 2	(1)	$399,555	$408,876	$398,886	$416,000
4.700% Senior Notes	Level 2	(1)	498,496	527,065	498,004	525,890
4.900% Senior Notes	Level 3	(2)	299,239	317,323	299,057	318,704
3.950% Senior Notes	Level 2	(1)	495,286	515,755	494,825	509,845
3.600% Senior Notes	Level 2	(1)	494,616	491,515	—	—

(1)	The fair value estimates are based upon observable market data.

(2)	This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
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
During the third quarter of fiscal year 2020, the FASB issued a new accounting standard which provides guidance in accounting for contracts, hedging relationships, and other transactions that reference U.S. dollar LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are elective and were effective for the Company immediately upon issuance. The Company is currently assessing the impact of the transition from U.S. dollar LIBOR to alternative reference rates but does not expect this new standard to have a material impact on its Consolidated Financial Statements.
Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

JABIL INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements).We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: the scope and duration of the COVID-19 pandemic and its impact on global economic systems, our employees, sites, operations, customers, and supply chain, managing growth effectively; our dependence on a limited number of customers; competitive challenges affecting our customers; managing rapid declines in customer demand and other related customer challenges that may occur; changes in technology; the occurrence of, success and expected financial results from, product ramps; competition; our ability to maintain and improve costs, quality and delivery for our customers; retaining key personnel; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks associated with international sales and operations; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; performance in the markets in which we operate; and adverse changes in political conditions, in the U.S. and internationally, including, among others, adverse changes in tax laws and rates and our ability to estimate and manage their impact. For a further list and description of various risks, factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, any subsequent reports on Form 10-Q and Form 8-K, and other filings we make with the Securities and Exchange Commission (“SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the nine months ended May 31, 2020, our largest customers include Amazon.com, Inc., Apple, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Ingenico Group, Johnson and Johnson, LM Ericsson Telephone Company, NetApp, Inc., SolarEdge Technologies Inc., and Tesla, Inc.

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Malaysia, Mexico, Singapore, the United States and Vietnam. We derived a substantial majority, 83.4% and 82.6%, of net revenue from our international operations for the three months and nine months ended May 31, 2020. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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

The COVID-19 pandemic, which began to impact us in January 2020, has continued to affect our business and the businesses of our customers and suppliers into our fiscal third quarter. Travel and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in Asia, Europe and the Americas. With the exception of certain jurisdictions, essential activity exceptions from these restrictions have allowed us to continue to operate. Nevertheless, virus containment efforts in the three and nine months ended May 31, 2020, led to a disruption in operations and certain facility or intermittent business closures in areas such as China, Malaysia, India and California, which have resulted in additional direct costs and a reduction in revenue in certain end markets. Our first priority has been the health and safety of our employees and so we have incurred additional costs in order to procure the necessary equipment, including face masks, thermometers, hand sanitizers and personal protection equipment, to keep our employees safe. We have implemented risk-mitigation activities including travel restrictions, social distancing practices, additional cleaning procedures within our facilities, contact tracing, COVID-19 testing, and requiring employees and visitors to have their temperatures taken and wear masks when they are at our sites. During the three months and nine months ended May 31, 2020, we incurred approximately $67.4 million and $120.4 million, respectively, in direct costs associated with the COVID-19 outbreak, primarily due to incremental and idle labor costs leading to a reduction in factory utilization as a result of the travel disruptions and governmental restrictions and the procurement of personal protection equipment for our employees globally.

Additionally, certain of the Company’s suppliers were similarly impacted by the COVID-19 pandemic, leading to supply chain constraints, including difficulty sourcing materials necessary to fulfill customer production requirements and challenges in transporting completed products to our end customers.

We have implemented efforts across the organization to enhance our financial position, increase liquidity and reduce costs. During the three months ended May 31, 2020, we added incremental short-term committed revolving credit agreements of $625.0 million.

In addition, we have taken aggressive steps to reduce expenses, including suspending base salary increases for Fiscal Year 2021. Our Chief Executive Officer, Chief Financial Officer and other executive vice presidents will reduce their base salaries by 25% from June 1, 2020 through November 30, 2020 and will forego any bonus that would otherwise be due to them under Jabil’s Fiscal Year 2020 short-term incentive program. Members of Jabil’s Board of Directors will also reduce by 25% their annual cash retainers that would otherwise be payable during the period from June 1, 2020 through November 30, 2020.

In order to further decrease operating expenses and better align with the needs of the business, we have reduced our worldwide workforce and implemented voluntary early retirement programs. In connection with reducing our worldwide workforce, we incurred $52.3 million of severance and benefit costs during the three and nine months ended May 31, 2020. Following this reduction in headcount, we expect annual savings beginning in Fiscal Year 2021 of approximately $40.0 million to $50.0 million. We continue to focus on prioritizing spending related to future business.

Our performance is subject to global economic conditions, as well as their impacts on levels of consumer spending and the production of goods. These current conditions are significantly impacted by COVID-19, have had a negative impact on our results of operations during the three months and nine months ended May 31, 2020 and will continue to have a negative impact on our operations over the next fiscal quarter and likely beyond.

See Risk Factors, “The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has, and is expected to continue to have, a material and adverse impact on our financial condition and results of operations.”
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net revenue	$6,335,642	$6,135,602	$19,966,423	$18,708,867
Gross profit	$456,148	$443,799	$1,440,112	$1,418,323
Operating income	$59,384	$140,918	$302,793	$511,611
Net (loss) income attributable to Jabil Inc.	$(50,958)	$43,482	$(13,819)	$234,436
(Loss) earnings per share—basic	$(0.34)	$0.28	$(0.09)	$1.50
(Loss) earnings per share—diluted	$(0.34)	$0.28	$(0.09)	$1.47
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2020	February 29, 2020	November 30, 2019	August 31, 2019
Sales cycle(1)	27 days	30 days	23 days	19 days
Inventory turns (annualized)(2)	5 turns	5 turns	6 turns	6 turns
Days in accounts receivable(3)	37 days	34 days	43 days	38 days
Days in inventory(4)	67 days	70 days	57 days	58 days
Days in accounts payable(5)	77 days	74 days	77 days	77 days

(1)
The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.

(2)	Inventory turns (annualized) are calculated as 360 days divided by days in inventory.

(3)
Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2020 and November 30, 2019, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections. During the three months ended February 29, 2020, the decrease was primarily driven by lower sales and the timing of collections in the second quarter.

(4)
Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2020, the decrease was primarily due to increased sales activity during the quarter. During the three months ended February 29, 2020, the increase was primarily driven by idle capacity and supply chain constraints, largely in China due to COVID-19.

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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Net revenue	$6,335.6	$6,135.6	3.3%	$19,966.4	$18,708.9	6.7%

Net revenue increased during the three months ended May 31, 2020, compared to the three months ended May 31, 2019. Specifically, the DMS segment revenues increased 13% due to (i) a 7% increase in revenues from new and existing customers in our healthcare and packaging businesses, (ii) a 4% increase in revenues from existing customers within our edge devices and accessories business, and (iii) a 2% increase in revenues from existing customers within our mobility business. The EMS segment revenues decreased 2% primarily due to (i) a 6% decrease from existing customers within our networking and telecommunications business, (ii) a 3% decrease in revenues from existing customers within our print and retail business, and (iii) a 4% decrease in revenues spread across various industries within the EMS segment, including our smart home and appliances and automotive and transportation businesses. The decrease is partially offset by (i) an 8% increase in revenues from existing customers within our cloud business and (ii) a 3% increase in revenues spread across various industries within the EMS segment, including our capital equipment business.
Net revenue increased during the nine months ended May 31, 2020, compared to the nine months ended May 31, 2019. Specifically, the EMS segment revenues increased 8% primarily due to (i) a 13% increase in revenues from existing customers within our cloud business and (ii) a 2% increase in revenues from existing customers within our capital equipment business. The increase is partially offset by a 7% decrease from existing customers within our networking and telecommunications business. DMS segment revenues increased 5% due to a 12% increase in revenues from new and existing customers in our healthcare and packaging businesses. The increase is partially offset by a 7% decrease in revenue from customers within our mobility and edge devices and accessories businesses due to decreased end user product demand and end market dynamics in the first quarter of fiscal year 2020.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
EMS	62%	65%	61%	60%
DMS	38%	35%	39%	40%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Foreign source revenue	83.4%	86.5%	82.6%	89.2%
Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Gross profit	$456.1	$443.8	$1,440.1	$1,418.3
Percent of net revenue	7.2%	7.2%	7.2%	7.6%

Gross profit as a percentage of net revenue remained consistent for the three months ended May 31, 2020, compared to the three months ended May 31, 2019. During the three months ended May 31, 2020, we recognized $50.9 million in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 outbreak.  This increase in costs was partially offset by governmental subsidies, such as lower payroll taxes or social insurance in certain countries, related to COVID-19 incentives. During the three months ended May 31, 2019, we had weakness in the capital equipment business and ramp costs associated with new business awards.

Gross profit as a percentage of net revenue decreased for the nine months ended May 31, 2020, compared to the nine months ended May 31, 2019, primarily due to an increase of $97.6 million in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 outbreak. Additionally, gross profit as a percent of revenue decreased for the EMS segment largely due to product mix. The decrease was partially offset by an increase in the DMS segment due to improved profitability across the various businesses.
Selling, General and Administrative

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Selling, general and administrative	$302.8	$274.5	$28.3	$916.8	$834.8	$82.0
Selling, general and administrative expenses increased during the three months ended May 31, 2020, compared to the three months ended May 31, 2019. The increase is predominantly due to (i) a $16.6 million increase in salary and salary related expenses and other costs primarily due to our strategic collaboration with a healthcare company, (ii) $16.5 million in costs related to the COVID-19 outbreak, including personal protection equipment for our employees globally and (iii) a $2.4 million increase in stock-based compensation expense. The increase is partially offset by a $7.2 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company.
Selling, general and administrative expenses increased during the nine months ended May 31, 2020, compared to the nine months ended May 31, 2019. The increase is predominantly due to (i) a $49.5 million increase in salary and salary related expenses and other costs primarily due to our strategic collaboration with a healthcare company, (ii) $22.8 million in costs related to the COVID-19 outbreak, including personal protection equipment for our employees globally and (iii) a $14.7 million increase in stock-based compensation expense. The increase is partially offset by a $5.0 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company.
Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Research and development	$11.6	$11.4	$33.6	$32.7
Percent of net revenue	0.2%	0.2%	0.2%	0.2%
Research and development expenses remained consistent as a percentage of net revenue during the three months and nine months ended May 31, 2020, compared to the three months and nine months ended May 31, 2019.
Amortization of Intangibles

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Amortization of intangibles	$13.2	$7.6	$5.6	$42.9	$23.0	$19.9
Amortization of intangibles increased during the three months and nine months ended May 31, 2020, compared to the three months and nine months ended May 31, 2019, primarily driven by amortization related to the Nypro trade name, which was reclassified to a definite-lived intangible asset during the fourth quarter of fiscal year 2019 as a result of our decision to rebrand. As such, this trade name was assigned a four-year estimated useful life and is being amortized on an accelerated basis.
Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended		Nine months ended
	May 31, 2020(2)	May 31, 2019(3)	May 31, 2020(2)	May 31, 2019(3)
Employee severance and benefit costs	$56.9	$6.5	$83.7	$15.5
Lease costs	0.4	(0.1)	6.9	(0.1)
Asset write-off costs	6.3	(0.3)	31.7	(3.5)
Other costs	5.6	3.2	21.7	4.3
Total restructuring, severance and related charges(1)	$69.2	$9.3	$144.0	$16.2

(1)
Includes $23.7 million and $7.6 million recorded in the EMS segment, $29.3 million and $0.0 million recorded in the DMS segment and $16.2 million and $1.7 million of non-allocated charges for the three months ended May 31, 2020 and 2019, respectively. Includes $55.8 million and $12.3 million recorded in the EMS segment, $69.0 million and $2.1 million recorded in the DMS segment and $19.2 million and $1.8 million of non-allocated charges for the nine months ended May 31, 2020 and 2019, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

(2)
As the Company continues to optimize its cost structure and improve operational efficiencies, $52.3 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the three and nine months ended May 31, 2020. The Company’s liability associated with the worldwide workforce reduction is $50.9 million as of May 31, 2020. The remaining amount primarily relates to the 2020 Restructuring Plan.

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
We expect to recognize approximately $85.0 million in pre-tax restructuring and other related costs over the course of our fiscal year 2020. The charges relating to the 2020 Restructuring Plan are currently expected to result in cash expenditures in the range of approximately $30.0 million to $40.0 million that will be payable over the course of our fiscal years 2020 and 2021. The exact timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Our estimates for the charges discussed above exclude any potential income tax effects.
The 2020 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2021 of approximately $40.0 million. We expect cost savings of $25.0 million during fiscal year 2020.
See Note 13 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges for the 2020 Restructuring Plan.
Impairment on Securities

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Impairment on securities	$—	$—	$—	$12.2	$—	$12.2
The increase in impairment on securities for the nine months ended May 31, 2020, compared to the nine months ended May 31, 2019 is due to a non-cash impairment charge in connection with the sale of an investment in the optical networking segment during the three months ended February 29, 2020.
Other Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Other expense	$5.6	$14.1	$(8.5)	$25.3	$39.4	$(14.1)
Other expense decreased for the three months ended May 31, 2020, compared to the three months ended May 31, 2019, primarily due to: (i) $6.4 million related to a decrease in fees associated with the utilization of the trade accounts receivable sales programs and (ii) $2.7 million related to lower net periodic benefit costs. The decrease was partially offset by $0.6 million of other expense.
Other expense decreased for the nine months ended May 31, 2020, compared to the nine months ended May 31, 2019, primarily due to: (i) $11.0 million related to a decrease in fees associated with the utilization of the trade accounts receivable sales programs and fees incurred for the amendment of the foreign asset-backed securitization program and the new North American asset-backed securitization program in fiscal year 2019 and (ii) $7.0 million related to lower net periodic benefit costs. The decrease was partially offset by $3.9 million of other expense.
Interest Income

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Interest income	$1.9	$6.8	$(4.9)	$13.1	$15.9	$(2.8)
Interest income decreased during the three months ended May 31, 2020, compared to the three months ended May 31, 2019, primarily due to lower interest rates on cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest income decreased during the nine months ended May 31, 2020, compared to the nine months ended May 31, 2019, due to lower interest rates, partially offset by increased cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Interest expense	$41.9	$50.5	$(8.6)	$133.0	$139.3	$(6.3)
Interest expense decreased during the three months ended May 31, 2020, compared to the three months ended May 31, 2019 due to lower interest rates.
Interest expense decreased during the nine months ended May 31, 2020, compared to the nine months ended May 31, 2019 due to lower interest rates, partially offset by additional borrowings on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2020	May 31, 2019	Change	May 31, 2020	May 31, 2019	Change
Effective income tax rate	465.0%	47.0%	418.0%	108.3%	32.4%	75.9%
The effective income tax rate increased for the three months and nine months ended May 31, 2020, compared to the three months and nine months ended May 31, 2019, primarily due to: (i) decreased income for the three months and nine months ended May 31, 2020, driven in part by increased restructuring charges with minimal related tax benefit; (ii) a $21.2 million income tax expense associated with the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive recorded during the three months ended May 31, 2020; and (iii) adjustments related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) for the nine months ended May 31, 2019, including a $13.3 million income tax benefit recorded during the three months ended November 30, 2018.

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
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, impairment on securities, restructuring of securities loss, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
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
We are reporting “core” operating income, “core” earnings and adjusted free cash flow to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring, severance and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Nine months ended
(in thousands, except for per share data)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Operating income (U.S. GAAP)	$59,384	$140,918	$302,793	$511,611
Amortization of intangibles	13,178	7,610	42,895	23,033
Stock-based compensation expense and related charges	16,882	14,506	62,214	47,452
Restructuring, severance and related charges (1)	69,150	9,340	144,005	16,182
Distressed customer charge (2)	—	—	14,963	—
Net periodic benefit cost (3)	2,797	—	7,398	—
Business interruption and impairment charges, net (4)	4,574	—	4,574	(2,860)
Acquisition and integration charges (5)	6,119	13,391	30,005	35,066
Adjustments to operating income	112,700	44,847	306,054	118,873
Core operating income (Non-GAAP)	$172,084	$185,765	$608,847	$630,484
Net (loss) income attributable to Jabil Inc. (U.S. GAAP)	$(50,958)	$43,482	$(13,819)	$234,436
Adjustments to operating income	112,700	44,847	306,054	118,873
Impairment on securities	—	—	12,205	—
Net periodic benefit cost (3)	(2,797)	—	(7,398)	—
Adjustments for taxes (6)	(2,422)	125	1,166	(17,837)
Core earnings (Non-GAAP)	$56,523	$88,454	$298,208	$335,472
Diluted (loss) earnings per share (U.S. GAAP)	$(0.34)	$0.28	$(0.09)	$1.47
Diluted core earnings per share (Non-GAAP)	$0.37	$0.57	$1.93	$2.11
Diluted weighted average shares outstanding (U.S. GAAP)	150,723	155,678	151,956	159,036
Diluted weighted average shares outstanding (Non-GAAP)	152,693	155,678	154,412	159,036

(1)
As the Company continues to optimize its cost structure and improve operational efficiencies, $52.3 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the three and nine months ended May 31, 2020.

(2)	Charges relate to accounts receivable and inventory charges for certain distressed customers primarily in the renewable energy sector.

(3)
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

(4)
Charges for the three and nine months ended May 31, 2020, relate to a flood that impacted our facility in Huangpu, China. Charges, net of insurance proceeds of $2.9 million for the nine months ended May 31, 2019, relate to business interruptions and asset impairment costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(5)	Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).

(6)	The nine months ended May 31, 2019 includes a $13.3 million income tax benefit for the effects of the Tax Act recorded during the three months ended November 30, 2018.

Adjusted Free Cash Flow

	Nine months ended
(in thousands)	May 31, 2020	May 31, 2019(1)
Net cash provided by operating activities (U.S. GAAP)	$570,726	$112,656
Cash receipts on sold receivables	—	96,846
Acquisition of property, plant and equipment	(648,945)	(789,226)
Proceeds and advances from sale of property, plant and equipment	93,679	167,653
Adjusted free cash flow (Non-GAAP)	$15,460	$(412,071)

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
On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, we completed the initial and second closings, respectively, of our acquisition of certain assets of JJMD. The aggregate purchase price paid for the initial and second closings was approximately $167.4 million in cash. For the initial and second closings, total assets acquired of $173.5 million and total liabilities assumed of $6.1 million were recorded at their estimated fair values as of the acquisition dates.
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
The acquisition of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. We are currently evaluating the fair values of the assets and liabilities related to the third closing of these business combinations. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. We believe it is impracticable to provide pro forma information for the acquisition of the JJMD assets.

Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our asset-backed securitization programs and under our uncommitted trade accounts receivable sale programs, cash on hand, funds provided by operations and the access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions and our working capital requirements for the next 12 months. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
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

Cash and Cash Equivalents
As of May 31, 2020, we had approximately $763.3 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. Most of our cash and cash equivalents as of May 31, 2020 could be repatriated to the United States without potential tax consequences.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes(1)	Borrowings under revolving credit facilities(2)(3)(4)	Borrowings under commercial paper program(4)	Borrowings under loans(2)	Total notes payable and credit facilities
Balance as of August 31, 2019	$398,886	$498,004	$299,057	$494,825	$—	$—	$—	$805,693	$2,496,465
Borrowings	—	—	—	—	499,165	8,485,027	237,661	300,000	9,521,853
Payments	—	—	—	—	—	(8,485,027)	(237,661)	(806,383)	(9,529,071)
Other	669	492	182	461	(4,549)	—	—	828	(1,917)
Balance as of May 31, 2020	$399,555	$498,496	$299,239	$495,286	$494,616	$—	$—	$300,138	$2,487,330
Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025(2)(3)(4)	(4)	Jan 22, 2025(2)
Original Facility/ Maximum Capacity	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$500.0 million	$3.7 billion(2)(3)(4)	(4)	$301.7 million(2)

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

During the nine months ended May 31, 2020, the interest rates on the Revolving Credit Facility ranged from 1.2% to 4.3% and the Term Loan Facility ranged from 1.6% to 3.5%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.450% above the base rate or 0.975% to 1.450% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.750% above the base rate or 1.125% to 1.750% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.

(3)
On April 24, 2020, we entered into an unsecured 364-day revolving credit agreement up to an initial aggregate amount of $375.0 million, which was increased to $425.0 million on May 29, 2020 (the “364-Day Revolving Credit Agreement”). The 364-Day Revolving Credit Agreement expires on April 23, 2021. Interest and fees on the 364-Day Revolving Credit Agreement advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Ratings Service, Moody’s Investors Service and Fitch Ratings.

As of May 31, 2020, no draws were made on the 364-Day Revolving Credit Agreement. Interest is charged at a rate equal to either (i) 0.450%, 0.525% or 0.800% above the base rate or (ii) 1.450%, 1.525% or 1.800% above the Eurodollar rate. The base rate represents the greatest of: (i) Mizuho’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, subject to a floor of 0.75%. The Eurodollar rate represents adjusted LIBOR for the applicable interest period, subject to a floor of 0.75%. Fees include a facility fee based on the revolving credit commitments of the lenders.

(4)
As of May 31, 2020, we had $3.7 billion in available unused borrowing capacity under our revolving credit facilities. The Revolving Credit Facility under the Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program.

We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2020, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of May 31, 2020.
Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2020.
Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.
In connection with our asset-backed securitization programs, during the three months and nine months ended May 31, 2020, we sold $0.9 billion and $3.2 billion, respectively, of trade accounts receivable and we received cash proceeds of $0.9 billion and $3.2 billion, respectively. As of May 31, 2020, we had up to $136.6 million in available liquidity under our asset-backed securitization programs.
Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of May 31, 2020 and August 31, 2019, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 6 – “Asset-Backed Securitization Programs” to the Condensed Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs

Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2020(2)
B	$150.0		Uncommitted	November 30, 2020(3)
C	800.0	CNY	Uncommitted	June 30, 2020
D	$150.0		Uncommitted	May 4, 2023(4)
E	$50.0		Uncommitted	August 25, 2020
F	$150.0		Uncommitted	January 25, 2021(5)
G	$50.0		Uncommitted	February 23, 2023(6)
H	$100.0		Uncommitted	August 10, 2020(7)
I	$100.0		Uncommitted	July 21, 2020(8)
J	$650.0		Uncommitted	December 4, 2020(9)
K	$135.0		Uncommitted	April 11, 2021(10)
L	100.0	CHF	Uncommitted	December 5, 2020(2)

(1)	Maximum amount of trade accounts receivable that may be sold under a facility at any one time.

(2)	The program will be automatically extended each year through December 5, 2025 unless either party provides 30 days notice of termination.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.

(6)	Any party may elect to terminate the agreement upon 15 days prior notice.

(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.

(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.

(9)	The program will be automatically extended each year through December 5, 2024 unless either party provides 30 days notice of termination.

(10)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days notice of termination.
During the three months and nine months ended May 31, 2020, we sold $2.2 billion and $6.3 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $2.2 billion and $6.3 billion, respectively. As of May 31, 2020, we had up to $932.4 million in available liquidity under our trade accounts receivable sale programs.
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
Cash Flows
The following table sets forth selected consolidated cash flow information (in thousands):

	Nine months ended
	May 31, 2020	May 31, 2019
Net cash provided by operating activities	$570,726	$112,656
Net cash used in investing activities	(679,463)	(704,095)
Net cash (used in) provided by financing activities	(259,592)	19,909
Effect of exchange rate changes on cash and cash equivalents	(31,677)	7,667
Net decrease in cash and cash equivalents	$(400,006)	$(563,863)
Operating Activities
Net cash provided by operating activities during the nine months ended May 31, 2020 was primarily due to non-cash expenses, decreased accounts receivable and increased accounts payable, accrued expenses and other liabilities, partially offset by increased contract assets, inventories and prepaid expenses and other current assets. The decrease in accounts receivable is primarily driven by the timing of collections. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in contract assets is primarily due to the timing of revenue recognition for over time customers. The increase in inventories is primarily to support expected sales levels in the fourth quarter of fiscal year 2020. The increase in prepaid expenses and other current assets is primarily due to an increase in value added tax receivables.
Investing Activities
Net cash used in investing activities during the nine months ended May 31, 2020 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments and expenditures for assets acquired in connection with the third closing of the acquisition of certain assets of JJMD, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2020 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Contractual Obligations
As of the date of this report, other than the borrowings on the 3.600% Senior Notes, the Credit Facility and the 364-Day Revolving Credit Agreement (see Note 5 - “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements) and the items disclosed below, there were no material changes outside the ordinary course of business since August 31, 2019 to our contractual obligations and commitments.
In connection with the third closing of the acquisition of certain assets of JJMD, we assumed additional contractual obligations related to postretirement benefit plans and executed certain financing leases. The following table provides details of these assumed obligations:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Pension and postretirement contributions and payments(1)	$11,026	$11,026	$—	$—	$—
Finance lease obligations(2)	$114,275	$5,904	$12,972	$13,102	$82,297

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
In September 2019, the Board of Directors authorized the repurchase of up to $600.0 million of our common stock as a part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of May 31, 2020, 5.2 million shares had been repurchased for $188.9 million and $411.1 million remains available under the 2020 Share Repurchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2020. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended May 31, 2020, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has, and is expected to continue to have, a material and adverse impact on our financial condition and results of operations.
Our global operations expose us to the COVID-19 pandemic, which has had and will continue to have an adverse impact on our employees, operations, supply chain and distribution system. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful. To date, COVID-19 has increased our expenses, primarily related to additional labor costs and the procurement of personal protection equipment for our employees globally, and has caused a reduction in factory utilization due to travel disruptions and restrictions. COVID-19 has now spread across the globe and is impacting worldwide economic activity, including our global manufacturing production sites. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, are impacting our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, causing the closure of facilities, and interrupting the movement of components and products through our supply chain.  If additional factory closures are required or reductions in capacity utilization levels occur, we expect to incur additional direct costs and lost revenue. If our suppliers experience additional closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. COVID-19 has also impacted our customers and may create unpredictable reductions or increases in demand for our manufacturing services. Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures may not be successful, and we may be required to temporarily close facilities or take other measures. In addition, responding to the continuing pandemic could divert management’s attention from our key strategic priorities, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations. While we are staying in close communication with our sites, employees, customers, suppliers and logistics partners and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of the effect of COVID-19 on Jabil is not determinable. We believe COVID-19 will continue to have a material and adverse impact on our consolidated financial position, results of operations and cash flows in the near term. In addition, the impact of the COVID-19 pandemic could exacerbate the other risks we face described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended
May 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
March 1, 2020 - March 31, 2020	843,916	$24.02	843,916	$411,070
April 1, 2020 - April 30, 2020	1,889	$25.85	—	$411,070
May 1, 2020 - May 31, 2020	919	$28.44	—	$411,070
Total	846,724	$24.03	843,916

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 7.750% Registered Senior Notes issued on August 11, 2009.	8-K	4.1	8/12/2009

4.4	Form of 5.625% Registered Senior Notes issued on November 2, 2010.	8-K	4.1	11/2/2010

4.5	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.6	Form of 3.950% Senior Notes due 2028 (included in the Officers’ Certificate filed as Exhibit 4.11).	8-K	4.1	1/17/2018

4.7	Form of 3.600% Senior Notes due 2030 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.12)	8-K	4.1	1/15/2020

4.8	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.	8-K	4.3	8/12/2009

4.9	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.	8-K	4.3	11/2/2010

4.10	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.11	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.12	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030	8-K	4.1	1/15/2020

10.1	Credit Agreement dated as of April 24, 2020 among Jabil Inc.; the initial lenders named in the Credit Agreement; Mizuho Bank, Ltd.(“Mizuho”), as administrative agent; BNP Paribas and Sumitomo Mitsui Banking Corporation (“SMBC”), as co-syndication agents;Credit Agricole Corporate and Investment Bank, MUFG Union Bank, N.A. and U.S. Bank National Association as DocumentationAgents; and Mizuho, BNP Paribas Securities Corp. and SMBC as joint lead arrangers and joint bookrunners.	8-K	10.1	4/24/2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 31, 2020 and August 31, 2019, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended May 31, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: June 30, 2020	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: June 30, 2020	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer