Form 10-K
period 2020-08-31
JABIL INC
filed 2020-10-22
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 29, 2020 was approximately $4.7 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 14, 2020, was 149,550,360. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on January 21, 2021 into Part III hereof, to the extent indicated herein.

JABIL INC. AND SUBSIDIARIES
2020 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires.

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
We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability and financial stability. Based on net revenue, for the fiscal year ended August 31, 2020, our largest customers include Amazon.com, Inc., Apple, Inc., Cisco Systems, Inc., Hewlett-Packard Company, Ingenico Group, Johnson and Johnson, LM Ericsson Telephone Company, NetApp, Inc., SolarEdge Technologies Inc., and Tesla, Inc. For the fiscal year ended August 31, 2020, we had net revenues of $27.3 billion and net income attributable to Jabil Inc. of $53.9 million.
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Malaysia, Mexico, Singapore, the United States and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large-scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive and transportation, capital equipment, cloud, networking and storage, defense and aerospace, industrial and energy, print and retail, and smart home and appliances industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS segment includes customers primarily in the connected devices, healthcare, mobility and packaging industries.
As of September 1, 2020, certain customers have been realigned within our operating segments. Our operating segments, which are the reporting segments, continue to consist of the DMS and EMS segments. Beginning in fiscal year 2021, customers within the automotive and transportation and smart home and appliances industries will be presented within the DMS segment.
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

•
Leverage Global Production. We believe that global production is a key strategy to reduce obsolescence risk and secure the lowest possible landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in the Americas, Europe, Asia and Africa. Our extensive global footprint positions us well to implement safe and practical solutions in order to select production locations which best serve the needs of our customers.

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

•	Automation, including automated tooling

•	Electronic interconnection

•	Advanced polymer and metal material science

•	Single/multi-shot injection molding, stamping and in-mold labeling

•	Multi-axis computer numerical control

•	Vacuum metallization

•	Physical vapor deposition

•	Digital printing

•	Anodization

•	Thermal-plastic composite formation

•	Plastic with embedded electronics

•	Metal and plastic covers with insert-molded or dies-casting features for assembly

•	Display cover with integrated touch sensor

•	Material processing research (including plastics, metal, glass and ceramic)

•	Additive manufacturing
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

In fiscal year 2020, our five largest customers accounted for approximately 47% of our net revenue and 73 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customers that accounted for approximately 10% or more of our net revenue during the periods indicated:

	Fiscal Year Ended August 31,
	2020	2019	2018
Apple, Inc.	20%	22%	28%
Amazon.com	11%	*	*

*     Amount was less than 10% of total.
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
We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are: cost; accelerated production time-to-market; higher efficiencies; global locations; rapid scale production; advanced technologies; quality; and improved pricing of components. We believe we are extremely competitive with regard to all of these factors.
Backlog
Our order backlog as of August 31, 2020 and 2019 was valued at approximately $7.4 billion and $6.2 billion, respectively. Our order backlog is expected to be filled within the current fiscal year. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, and the fact that we generally do not enter into long-term purchase commitments with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results.
Components Procurement
We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Our global sourcing and purchasing locations are strategically placed in various countries throughout the world along with our global commodity management and supplier relationship teams. These locations manage our end-to-end procurement lifecycle. This regionalized expertise along with our supplier relationships provide efficient procurement operations.
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
Employees

As of August 31, 2020, we employed approximately 240,000 people worldwide. None of our U.S. domestic employees have chosen to be represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and promote a culture of positive employee relations.
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
Steven D. Borges (age 52) was named Executive Vice President, Chief Executive Officer, Regulated Industries in September 2020 with additional responsibility for Additive Manufacturing. Mr. Borges served as Executive Vice President, Chief Executive Officer, Healthcare from September 2016 through August 2020. Mr. Borges joined Jabil in 1993 and has global experience in positions of increasing responsibility in Operations, Business Development, Manufacturing Operations and Supply Chain Management. He holds a Bachelor’s Degree in Business Administration and Management from Fitchburg State University.
Sergio A. Cadavid (age 64) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.
Michael Dastoor (age 55) was named Executive Vice President, Chief Financial Officer effective September 2018. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004 and Senior Vice President, Controller in July 2010. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.
Bruce A. Johnson (age 64) was named Executive Vice President, Chief Human Resources Officer in January 2019. Mr. Johnson joined Jabil in 2015 as Vice President, Human Resources and was promoted to Senior Vice President, Chief Human Resources Officer in 2017. Prior to joining Jabil, Mr. Johnson was Chief Organizational Effectiveness Officer/Executive Vice President, Human Resources for C&S Wholesale Grocers, Inc., a wholesale distributor of food and grocery items with headquarters in Keene, New Hampshire from 2007 to 2014. Mr. Johnson also served in senior roles at The Timberland Company, a footwear and apparel designer, retailer and manufacturer in New Hampshire, and E.I. Du Pont De Nemours and Company (Du Pont) in Delaware. He holds a Bachelor of Arts in History from Middlebury College in Vermont.
Robert L. Katz (age 58) joined Jabil in March 2016 and was named Executive Vice President, General Counsel and Corporate Secretary in September 2016. Mr. Katz transitioned the Corporate Secretary role to a member of his staff in April 2017. In April 2019 he was named Chief Ethics & Compliance Officer. Prior to joining Jabil, Mr. Katz served as Executive Vice President, General Counsel and Secretary of SharkNinja, a vacuum and kitchen appliance manufacturer. He was previously Senior Vice President and General Counsel of Ingersoll Rand plc, a diversified industrial manufacturer, from 2010 to 2015. Mr. Katz served as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Federal-Mogul Corporation from 2007 to 2010. From 1999 to 2007 he was General Counsel—EMEA for Delphi Corporation in Paris, France. He began his career with Milbank, Tweed, Hadley & McCloy working in the Mergers and Acquisitions and General Corporate Group in New York and London. He earned a Bachelor of Laws (LL.B.) and a Bachelor of Civil Law (B.C.L.) from McGill University. He is a member of the New York Bar.
Michael J. Loparco (age 49) was named Executive Vice President, Chief Executive Officer, Electronic Manufacturing Services (EMS) in September 2020; and currently also has responsibility for Jabil’s Enterprise Supply Chain Strategies and Global IT. Previously, Mr. Loparco served as Executive Vice President, Chief Executive Officer. Engineered Solutions Group since January 2016; and also had responsibility for Jabil’s Enterprise Supply Chain, Procurement and

certain strategic investments. Prior to that, Mr. Loparco served as President, Chief Executive Officer of Jabil’s High Velocity and Energy & Industrial Division and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation and serving as a certified mediator. He holds a Juris Doctorate from Stetson University College of Law. He holds a Bachelor of Arts in International Business, with minor degrees in Business Management and Spanish, from Eckerd College.
Mark Mondello (age 56) has served as Chief Executive Officer and a member of the Board of Directors since March 2013. Mr. Mondello served as Chief Operating Officer from 2002 to 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor and has held various leadership roles, including SVP, Business Development. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.
Daryn Smith (age 50) was named Senior Vice President, Enterprise & Commercial Controller effective September 2018. Mr. Smith served as Chief Financial Officer of EMS from June 2013 through June 2018. Mr. Smith joined Jabil in 2002 and he has held various leadership roles in Risk and Assurance, Financial Planning and Analysis, and Controllership for Jabil.  Prior to joining Jabil, Mr. Smith was with the Assurance and Advisory Services practice for Arthur Andersen. He holds a Bachelor’s degree in Accounting from the University of South Florida and an MBA from the University of Florida.
Kenneth S. Wilson (age 55) was named Executive Vice President and CEO of Jabil Green Point in 2017 and assumed responsibility for Consumer Packaging and Corporate Procurement in September 2020. Prior to that, Mr. Wilson was Senior Vice President of the Telecommunications Infrastructure Sector within Jabil’s Enterprise & Infrastructure group. He first joined Jabil in 2000 as a business unit manager; and has held various leadership roles, including VP of Global Business Units, running businesses such as consumer electronics and telecommunications. Prior to Jabil, he spent 8 years at Motorola, where he served as Operations Director in their Handset Division. Mr. Wilson has a Bachelor’s degree in Manufacturing Engineering and a MBA from Edinburgh Business School.

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
Operational Risks
The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has, and is expected to continue to have, a material and adverse impact on our financial condition and results of operations.
Our global operations expose us to the COVID-19 pandemic, which has had and will continue to have an adverse impact on our employees, operations, supply chain and distribution system. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful. To date, COVID-19 has increased our expenses, primarily related to additional labor costs and the procurement of personal protection equipment for our employees globally, and has caused a reduction in factory utilization due to travel disruptions and restrictions. COVID-19 has now spread across the globe and is impacting worldwide economic activity, including our global manufacturing production sites. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, are impacting our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, causing certain facility or intermittent business closures, and interrupting the movement or increasing the cost of moving components and products through our supply chain.  If additional factory closures are required or reductions in capacity utilization levels occur, we expect to incur additional direct costs and lost revenue. If our suppliers experience additional closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. COVID-19 has also impacted our customers and may create unpredictable reductions or increases in demand for our manufacturing services. Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures may not be successful, and we may be required to temporarily close facilities or take other measures. In addition, responding to the continuing pandemic could divert management’s attention from our key strategic priorities, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations. While we are staying in close communication with our sites, employees, customers, suppliers and logistics partners and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of the effect of COVID-19 on Jabil is not determinable. We believe COVID-19 will continue to have a material and adverse impact on our consolidated financial position, results of operations and cash flows in the near term. In addition, the impact of the COVID-19 pandemic could exacerbate the other risks we face.
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
We rely on a variety of common carriers to transport our materials from our suppliers and to our customers. Problems suffered by any of these common carriers, including natural disaster, pandemic, labor problems, increased energy prices, or criminal activity, could result in shipping delays for products or materials, increased costs or other supply chain disruptions, and could therefore have a negative impact on our ability to receive products from suppliers and deliver products to customers, resulting in a material adverse effect on our operations.
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

•	limitations on imports or exports of components or products, or other trade sanctions;

•	political and economic instability and unsafe working conditions;

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	health concerns, epidemics and related government actions;

•	increased travel costs and difficulty in coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates;

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks; and

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
Regulatory Risks
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
We are subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those arising from global pandemics or relating to the use, generation, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments and those relating to the recycling or reuse of products we manufacture. If we fail to comply with any present or future regulations or timely obtain any needed permits, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.
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
Financial Risks
Exposure to financially troubled customers or suppliers may adversely affect our financial results.
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory writeoffs, an impairment of contract assets, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding. In addition, because we securitize certain of our accounts receivable, our securitization programs could be negatively affected by customer financial difficulty affecting the recovery of a significant amount of receivables.
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
Our credit rating may be downgraded.
Our credit is and certain of our financial instruments and our commercial paper are rated by credit rating agencies. Any potential future negative change in our credit ratings may make it more expensive for us to raise additional capital on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; cause us to lose the ability to utilize our commercial paper program; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable under the Credit Facility (as such terms are defined in Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements) is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the Credit Facility and certain of our other borrowings.
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
In addition, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The alternative reference rates for U.S. dollar LIBOR and other currencies have been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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
An impairment in the value of our assets would reduce the value of our assets and reduce our net income in the year in which the write-off occurs.
We have recorded intangible assets, including goodwill, in connection with business acquisitions. We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. Refer to note 6 to the consolidated financial statements for further discussion of the impairment testing of goodwill and identifiable intangible assets. A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of our businesses and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future, which could impact our consolidated balance sheet, as well as our consolidated statement of operations.
General Risk Factors
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
Item 2. Properties
We own or lease facilities located primarily in the geographies listed below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The majority of the square footage is active manufacturing space and are reported in both the EMS and DMS operating segments, as both use these properties. Our corporate headquarters is located in St. Petersburg, Florida.
The table below lists the approximate square footage for our facilities as of August 31, 2020 (in thousands):

Location	Approximate Square Footage
Asia	33,161
Americas	15,645
Europe	5,052
Total as of August 31, 2020 (1)(2)	53,858

(1)	Approximately 14% of our total square footage is not currently used in business operations.

(2)	Consists of 18.2 million square feet in facilities that we own with the remaining 35.7 million square feet in leased facilities.
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
Our common stock trades on the New York Stock Exchange under the symbol “JBL.” See discussion of our cash dividends declared to common shareholders in Note 12 - “Stockholders’ Equity” to the Consolidated Financial Statements.
We expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
On October 14, 2020, the closing sales price for our common stock as reported on the New York Stock Exchange was $35.63. As of October 14, 2020, there were 1,266 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Stock Performance Graph
The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2020, with the cumulative stockholder return of the (1) S&P MidCap 400 Index and (2) peer group which includes Celestica Inc., Catcher Technology Co., Ltd, Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

August 31	2015	2016	2017	2018	2019	2020
Jabil Inc.	$100	$111	$167	$159	$157	$188
S&P MidCap 400 Index – Total Returns	100	112	126	151	142	148
Peer Group	100	104	165	125	94	107
Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
June 1, 2020 - June 30, 2020	80,750	$31.52	80,750	$408,525
July 1, 2020 - July 31, 2020	457,212	$32.23	455,893	$393,829
August 1, 2020 - August 31, 2020	223,628	$34.67	223,628	$386,076
Total	761,590	$32.87	760,271

(1)
The purchases include amounts that are attributable to 1,319 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

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

	Fiscal Year Ended August 31,
	2020	2019	2018	2017	2016
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$27,266,438	$25,282,320	$22,095,416	$19,063,121	$18,353,086
Operating income	499,846	701,356	542,153	410,230	522,833
Income before income tax	260,738	450,704	373,401	256,233	387,045
Net income	56,779	289,474	87,541	127,167	254,896
Net income attributable to Jabil Inc.	$53,912	$287,111	$86,330	$129,090	$254,095
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.36	$1.85	$0.50	$0.71	$1.33
Diluted	$0.35	$1.81	$0.49	$0.69	$1.32

	Fiscal Year Ended August 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Working capital(1)	$75,402	$(187,020)	$319,050	$(243,910)	$280,325
Total assets	$14,397,416	$12,970,475	$12,045,641	$11,095,995	$10,322,677
Current installments of notes payable and long-term debt	$50,194	$375,181	$25,197	$444,255	$44,689
Notes payable and long-term debt, less current installments	$2,678,288	$2,121,284	$2,493,502	$1,606,017	$2,046,655
Total Jabil Inc. stockholders’ equity	$1,811,384	$1,887,443	$1,950,257	$2,353,514	$2,438,171
Common stock shares outstanding	150,330	153,520	164,588	177,728	186,998

	Fiscal Year Ended August 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Cash Flow Data:
Investing activities:
Acquisition of property, plant and equipment	$(983,035)	$(1,005,480)	$(1,036,651)	$(716,485)	$(924,239)
Proceeds and advances from sale of property, plant and equipment	$186,655	$218,708	$350,291	$175,000	$26,031
Financing activities:
Payments to acquire treasury stock	$(214,510)	$(350,323)	$(450,319)	$(306,640)	$(148,340)

(1)	Working capital is defined as current assets minus current liabilities.

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
We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large-scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment includes customers primarily in the automotive and transportation, capital equipment, cloud, networking and storage, defense and aerospace, industrial and energy, print and retail, and smart home and appliances industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS segment includes customers primarily in the connected devices, healthcare, mobility and packaging industries.
As of September 1, 2020, certain customers have been realigned within our operating segments. Our operating segments, which are the reporting segments, continue to consist of the DMS and EMS segments. Beginning in fiscal year 2021, customers within the automotive and transportation and smart home and appliances industries will be presented within the DMS segment.
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

See Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
COVID-19
The COVID-19 pandemic, which began to impact us in January 2020, has continued to affect our business and the businesses of our customers and suppliers into our fiscal fourth quarter. Travel and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in Asia, Europe and the Americas. With the exception of certain jurisdictions, essential activity exceptions from these restrictions have allowed us to continue to operate. Nevertheless, virus containment efforts during the fiscal year ended August 31, 2020, led to a disruption in operations and certain facility or intermittent business closures in areas such as China, Malaysia, India, Mexico and California, which resulted in additional direct costs and a reduction in revenue in certain end markets.
Our first priority has been the health and safety of our employees and so we have incurred additional costs in order to procure the necessary equipment, including face masks, thermometers, hand sanitizers and personal protection equipment, to keep our employees safe. We have implemented risk-mitigation activities including travel restrictions, social distancing practices, additional cleaning procedures within our facilities, contact tracing, COVID-19 testing, restricting the number of visitors to our sites and requiring employees and visitors to have their temperatures taken and wear masks when they are at our sites. During the fiscal year ended August 31, 2020, we incurred approximately $141.9 million in direct costs associated with the COVID-19 outbreak, primarily due to incremental and idle labor costs leading to a reduction in factory utilization as a result of the travel disruptions and governmental restrictions and the procurement of personal protection equipment for our employees globally. This increase in costs was partially offset by governmental subsidies, such as lower payroll taxes or social insurance in certain countries, related to COVID-19 incentives.
Additionally, certain of the Company’s suppliers were similarly impacted by the COVID-19 pandemic, leading to supply chain constraints, including difficulty sourcing materials necessary to fulfill customer production requirements and challenges in transporting completed products to our end customers.
We have implemented efforts across the organization to enhance our financial position, increase liquidity and reduce costs. During the fiscal year ended August 31, 2020, we added incremental short-term committed revolving credit agreements of $625.0 million. We also issued $600.0 million of 10-year Senior Notes in July 2020, which was used to: (i) pay $400.0 million of Senior Notes due in December 2020 and (ii) increase our cash on hand.
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
In order to further decrease operating expenses and better align with the needs of the business, we have reduced our worldwide workforce and implemented voluntary early retirement programs. In connection with reducing our worldwide workforce, we incurred $56.6 million of severance and benefit costs during the fiscal year ended August 31, 2020. Following this reduction in headcount, we expect annual savings beginning in Fiscal Year 2021 of approximately $40.0 million to $50.0 million. We continue to focus on prioritizing spending related to future business.
We do not expect any material impairments or adjustments to the fair value of our assets as a result of the COVID-19 pandemic. In addition, we completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2020 and determined there was no impairment of our goodwill, intangible assets or long-lived assets.
Our performance is subject to global economic conditions, as well as their impacts on levels of consumer spending and the production of goods. These current conditions are significantly impacted by COVID-19, have had a negative impact on our results of operations during the fiscal year ended August 31, 2020 and will continue to have a negative impact on our operations over the next fiscal year and likely beyond.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2020	2019	2018
Net revenue	$27,266,438	$25,282,320	$22,095,416
Gross profit	$1,930,813	$1,913,401	$1,706,792
Operating income	$499,846	$701,356	$542,153
Net income attributable to Jabil Inc.	$53,912	$287,111	$86,330
Earnings per share – basic	$0.36	$1.85	$0.50
Earnings per share – diluted	$0.35	$1.81	$0.49
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2020	May 31, 2020	February 29, 2020	November 30, 2019
Sales cycle(1)	16 days	27 days	30 days	23 days
Inventory turns (annualized)(2)	6 turns	5 turns	5 turns	6 turns
Days in accounts receivable(3)	35 days	37 days	34 days	43 days
Days in inventory(4)	56 days	67 days	70 days	57 days
Days in accounts payable(5)	75 days	77 days	74 days	77 days
Three Months Ended
	August 31, 2019	May 31, 2019	February 28, 2019	November 30, 2018
Sales cycle(1)	19 days	27 days	25 days	16 days
Inventory turns (annualized)(2)	6 turns	6 turns	6 turns	6 turns
Days in accounts receivable(3)	38 days	39 days	38 days	38 days
Days in inventory(4)	58 days	64 days	65 days	60 days
Days in accounts payable(5)	77 days	76 days	78 days	82 days

(1)
The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.

(2)	Inventory turns (annualized) are calculated as 360 days divided by days in inventory.

(3)
Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2020 and November 30, 2019, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections. During the three months ended February 29, 2020, the decrease in days in accounts receivable from the prior sequential quarter is primarily driven by lower sales and the timing of collections in the second quarter.

(4)
Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2020, May 31, 2020 and August 31, 2019, the decrease in days in inventory from the prior sequential quarter was primarily due to increased sales activity during the quarter. During the three months ended February 29, 2020, the increase in days in inventory from the prior sequential quarter is primarily driven by idle capacity and supply chain constraints, largely in China due to COVID-19. During the three months ended February 28, 2019, days in inventory increased from the prior sequential quarter to support anticipated ramps and expected sales levels in the second half of fiscal year 2019 and due to the acquisition of certain assets of Johnson & Johnson Medical Devices Companies (“JJMD”) facilities at the end of February.

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
Certain contracts with customers include variable consideration, such as periodic cost of materials adjustments, rebates, discounts, or returns. We recognize estimates of this variable consideration that are not expected to result in a significant revenue reversal in the future, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.
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

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We determine the fair value of our reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of loss, if any.
We perform an indefinite-lived intangible asset impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible exceeds the carrying value, the recoverability is measured by comparing the carrying amount to the fair value. We determine the fair value of our indefinite-lived intangible assets principally based on a variation of the income approach, known as the relief from royalty method. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the indefinite-lived intangible asset is considered impaired.
We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2020 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are in excess of the carrying values and that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue and operating income growth rates, discount rates and royalty rates.

Income Taxes
We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the Consolidated Financial Statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 15 — “Income Taxes” to the Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 19 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 for the results of operations discussion for the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018.
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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net revenue	$27,266.4	$25,282.3	$22,095.4	7.8%	14.4%
2020 vs. 2019
Net revenue increased during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019. Specifically, the EMS segment revenues increased 8% primarily due to (i) a 10% increase in revenues from existing customers within our cloud business and (ii) a 2% increase in revenues from existing customers within our capital equipment business. The increase is partially offset by (i) a 3% decrease from existing customers within our networking and telecommunications business and (ii) a 1% decrease in revenues from existing customers within our print and retail business. DMS segment revenues increased 8% due to an 11% increase in revenues from new and existing customers in our healthcare business. The increase is partially offset by a 3% decrease in revenue from customers within our edge devices and accessories businesses.
During fiscal year 2021, we expect lower revenue than fiscal year 2020 as approximately $1.0 billion in components that we procure and integrate for our cloud business will shift from a purchase and resale model to a consignment service model. As a result of this transition, we expect higher gross margins and lower cash used in this business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2020	2019	2018
EMS	61%	61%	56%
DMS	39%	39%	44%
Total	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2020	2019	2018
Foreign source revenue	82.6%	87.7%	91.7%
Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2020	2019	2018
Gross profit	$1,930.8	$1,913.4	$1,706.8
Percent of net revenue	7.1%	7.6%	7.7%
2020 vs. 2019

Gross profit as a percentage of net revenue decreased for the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019, primarily due to an increase of $108.8 million in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 outbreak. This increase in costs was partially offset by governmental subsidies, such as lower payroll taxes or social insurance in certain countries, related to COVID-19 incentives.
Additionally, gross profit as a percent of revenue decreased for the EMS segment largely due to product mix. The decrease was partially offset by an increase in the DMS segment due to improved profitability across the various businesses.
Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Selling, general and administrative	$1,174.7	$1,111.3	$1,050.7	$63.4	$60.6
2020 vs. 2019
Selling, general and administrative expenses increased during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019. The increase is predominantly due to (i) $33.1 million in costs related to the COVID-19 outbreak, including personal protection equipment for our employees globally, (ii) a $41.6 million increase in salary and salary related expenses and other costs primarily due to our strategic collaboration with a healthcare company and (iii) a $21.7 million increase in stock-based compensation expense due to a higher stock price for awards granted during fiscal year 2020. The increase is partially offset by (i) a $20.5 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company and (ii) a $12.5 million decrease due to lower salary and salary related expense across the Company and lower travel expenses related to the pandemic.
Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2020	2019	2018
Research and development	$44.1	$42.9	$38.5
Percent of net revenue	0.2%	0.2%	0.2%
2020 vs. 2019
Research and development expenses remained consistent as a percent of net revenue during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019.
Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Amortization of intangibles	$55.5	$31.9	$38.5	$23.6	$(6.6)
2020 vs. 2019
Amortization of intangibles increased during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019 primarily driven by amortization related to the Nypro trade name, which was reclassified to a definite-lived intangible asset during fiscal year 2019 as a result of our decision that the indefinite-lived trade name of $72.5 million acquired during the acquisition of Nypro would be phased out by 2023. As such, this trade name was assigned a four-year estimated useful life and is being amortized on an accelerated basis.
Restructuring, Severance and Related Charges
Following is a summary of our restructuring, severance and related charges:

	Fiscal Year Ended August 31,
(dollars in millions)	2020(2)	2019(3)	2018(3)
Employee severance and benefit costs	$94.0	$16.0	$16.3
Lease costs	7.7	—	1.6
Asset write-off costs	32.9	(3.6)	16.2
Other costs	22.0	13.5	2.8
Total restructuring, severance and related charges(1)	$156.6	$25.9	$36.9

(1)
Includes $61.9 million, $21.5 million and $16.3 million recorded in the EMS segment, $75.6 million, $2.6 million and $16.6 million recorded in the DMS segment and $19.1 million, $1.8 million and $4.0 million of non-allocated charges for the fiscal years ended August 31, 2020, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash settled.

(2)
As the Company continues to optimize its cost structure and improve operational efficiencies, $56.6 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the fiscal year ended August 31, 2020. The remaining amount primarily relates to the 2020 Restructuring Plan.

(3)	Primarily relates to the 2017 Restructuring Plan, which was complete as of August 31, 2019.
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

Upon completion of the 2020 Restructuring Plan, the Company expects to recognize approximately $85.0 million in restructuring and other related costs. The Company incurred $76.9 million of costs during fiscal year 2020 and anticipates incurring the remaining costs during fiscal year 2021 for employee severance and benefit costs, asset write-off costs, and other related costs.
The 2020 Restructuring Plan, once complete, is expected to yield annualized cost savings beginning in fiscal year 2021 of approximately $40.0 million. During fiscal year 2020, we realized cost savings of approximately $25.0 million.
See Note 14 – “Restructuring, Severance and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring, severance and related charges for the 2020 Restructuring Plans.

Loss on Securities

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Loss on securities	$48.6	$29.6	$—	$19.0	$29.6
2020 vs. 2019
The increase in loss on securities during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019, is due to: (i) an impairment charge of $36.4 million during the fiscal year ended August 31, 2020, related to our investment in the Senior Non-Convertible Preferred Stock of iQor Holdings, Inc. (“iQor”) as a result of iQor’s bankruptcy filing; (ii) an impairment charge of $12.2 million during the fiscal year ended August 31, 2020, in connection with the sale of an investment in the optical networking segment; partially offset by (iii) a $29.6 million due to the restructuring of securities during the fiscal year ended August 31, 2019 due to the exchange of preferred stock of iQor in association with iQor’s previously announced sale of its international logistics and product service assets.
Other Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Other expense	$31.2	$53.8	$37.6	$(22.6)	$16.2

2020 vs. 2019
Other expense decreased during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019, primarily due to: (i) an $18.2 million decrease in fees associated with the utilization of trade accounts receivable sales programs during fiscal year 2020 and fees incurred for the amended and new asset-backed securitization programs in fiscal year 2019 and (ii) a $14.6 million decrease driven primarily by the expected return on plan assets and actuarial gain related to the Company's pension plans. The decrease was partially offset by $7.3 million of costs incurred during the fiscal year ended August 31, 2020 as a result of the early redemption of the 5.250% Senior Notes due 2020.
Interest Income

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Interest income	$14.6	$21.5	$17.8	$(6.9)	$3.7
2020 vs. 2019
Interest income decreased during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019, due to lower interest rates, partially offset by increased interest income on cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Interest expense	$173.9	$188.7	$149.0	$(14.8)	$39.7
2020 vs. 2019
Interest expense decreased during the fiscal year ended August 31, 2020, compared to the fiscal year ended August 31, 2019, due to lower interest rates, partially offset by additional borrowings on our credit facilities, commercial paper program and senior debt issuances.
Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Effective income tax rate	78.2%	35.8%	76.6%	42.4%	(40.8)%
2020 vs. 2019
The effective income tax rate increased for the fiscal year ended August 31, 2020, compared to the fiscal year ended August 31, 2019, primarily due to: (i) lower income before income tax for the fiscal year ended August 31, 2020, driven in part by increased restructuring charges with minimal related tax benefit; (ii) a $21.2 million income tax expense associated with the re-measurement of deferred tax assets related to the extension of a non-U.S. tax incentive recorded during the fiscal year ended August 31, 2020; and (iii) a $19.1 million income tax benefit related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) adjustments for the fiscal year ended August 31, 2019.
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
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
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
We are reporting “core” operating income, “core” earnings and cash flows to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring, severance and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.
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
Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in thousands, except for per share data)	2020	2019	2018
Operating income (U.S. GAAP)	$499,846	$701,356	$542,153
Amortization of intangibles	55,544	31,923	38,490
Stock-based compensation expense and related charges	83,084	61,346	98,511
Restructuring, severance and related charges(1)	156,586	25,914	36,902
Distressed customer charge(2)	14,963	6,235	32,710
Net periodic benefit cost(3)	16,078	—	—
Business interruption and impairment charges, net(4)	5,785	(2,860)	11,299
Acquisition and integration charges(5)	32,167	52,697	8,082
Adjustments to operating income	364,207	175,255	225,994
Core operating income (Non-GAAP)	$864,053	$876,611	$768,147
Net income attributable to Jabil Inc. (U.S. GAAP)	$53,912	$287,111	$86,330
Adjustments to operating income	364,207	175,255	225,994
Loss on securities(6)	48,625	29,632	—
Net periodic benefit cost(3)	(16,078)	—	—
Adjustment for taxes(7)	(1,093)	(18,633)	146,206
Core earnings (Non-GAAP)	$449,573	$473,365	$458,530
Diluted earnings per share (U.S. GAAP)	$0.35	$1.81	$0.49
Diluted core earnings per share (Non-GAAP)	$2.90	$2.98	$2.62
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	155,274	158,647	175,044

(1)
As the Company continues to optimize its cost structure and improve operational efficiencies, $56.6 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during fiscal year 2020. The remaining amount primarily relates to the 2020 Restructuring Plan.

(2)
Relates to accounts receivable and inventory charges for certain distressed customers in the: (i) renewable energy sector during fiscal year 2020 and (ii) networking and consumer wearables sectors during fiscal years 2019 and 2018.

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

(4)
Charges for the fiscal year ended August 31, 2020, relate to a flood that impacted our facility in Huangpu, China. Charges, net of insurance proceeds of $2.9 million and $24.9 million, for the fiscal years ended August 31, 2019 and 2018, respectively, relate to costs associated with damage from Hurricane Maria, which impacted our operations in Cayey, Puerto Rico.

(5)	Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).

(6)
Relates to: (i) an impairment of an investment with iQor and the sale of an investment in the optical networking segment during fiscal year 2020 and (ii) a restructuring of securities loss on the exchange of an investment with iQor during fiscal year 2019.

(7)
The fiscal year ended August 31, 2019 includes a $13.3 million income tax benefit for the effects of the Tax Act recorded during the three months ended November 30, 2018. The fiscal year ended August 31, 2018 includes a $142.3 million provisional estimate to account for the effects of the Tax Act.

Adjusted Free Cash Flow

	Fiscal Year Ended August 31,
(in thousands)	2020	2019 (1)	2018
Net cash provided by (used in) operating activities (U.S. GAAP)	$1,257,275	$1,193,066	$(1,105,448)
Cash receipts on sold receivables	—	96,846	2,039,298
Acquisition of property, plant and equipment	(983,035)	(1,005,480)	(1,036,651)
Proceeds and advances from sale of property, plant and equipment	186,655	218,708	350,291
Adjusted free cash flow (Non-GAAP)	$460,895	$503,140	$247,490

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

Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial information for the 2020 and 2019 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

Fiscal Year 2020	Three Months Ended
(in thousands, except for per share data)	August 31, 2020	May 31, 2020	February 29, 2020	November 30, 2019
Net revenue	$7,300,015	$6,335,642	$6,125,083	$7,505,698
Gross profit(1)	490,701	456,148	430,125	553,839
Operating income(1)(2)(3)(4)	197,053	59,384	90,630	152,779
Net income (loss)(1)(2)(3)(4)(5)	68,909	(50,263)	(2,581)	40,714
Net income (loss) attributable to Jabil Inc.(1)(2)(3)(4)(5)	$67,731	$(50,958)	$(3,283)	$40,422
Earnings (loss) per share attributable to the stockholders of Jabil Inc.
Basic	$0.45	$(0.34)	$(0.02)	$0.26
Diluted	$0.44	$(0.34)	$(0.02)	$0.26

Fiscal Year 2019	Three Months Ended
(in thousands, except for per share data)	August 31, 2019	May 31, 2019	February 28, 2019	November 30, 2018
Net revenue	$6,573,453	$6,135,602	$6,066,990	$6,506,275
Gross profit(1)	495,078	443,799	454,874	519,650
Operating income(1)(4)	189,745	140,918	153,983	216,710
Net income(1)(4)(5)(6)	53,761	44,032	67,607	124,074
Net income attributable to Jabil Inc.(1)(4)(5)(6)	$52,675	$43,482	$67,354	$123,600
Earnings per share attributable to the stockholders of Jabil Inc.
Basic	$0.34	$0.28	$0.44	$0.77
Diluted	$0.34	$0.28	$0.43	$0.76

(1)	Includes a distressed customer charge of $15.0 million and $6.2 million during the three months ended November 30, 2019 and August 31, 2019, respectively.

(2)	Includes direct costs related to the COVID-19 pandemic of $21.5 million, $67.4 million and $53.0 million for the three months ended August 31, 2020, May 31, 2020, and February 29, 2020, respectively.

(3)
Includes employee severance and benefit costs incurred in connection with a reduction in the worldwide workforce of $4.3 million and $52.3 million for the three months ended August 31, 2020 and May 31, 2020, respectively.

(4)Includes acquisition and integration charges related to our strategic collaboration with JJMD as follows (in millions):

	Three Months Ended
	August 31, 2020	May 31, 2020	February 29, 2020	November 30, 2019
Acquisition and integration charges	$2.2	$6.1	$7.8	$16.1
	Three Months Ended
	August 31, 2019	May 31, 2019	February 28, 2019	November 30, 2018
Acquisition and integration charges	$17.6	$13.4	$12.8	$8.9

(5)
Relates to: (i) an impairment of an investment with iQor during the three months ended August 31, 2020 and the sale of an investment in the optical networking segment during the three months ended February 29, 2020 and (ii) a restructuring of securities loss on the exchange of an investment with iQor during the three months ended August 31, 2019.

(6)	Includes $13.3 million of income tax benefit for the three months ended November 30, 2018 related to the Tax Act.
Acquisitions and Expansion
During fiscal year 2018, the Company and JJMD entered into a Framework Agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.
On February 25, 2019 and April 29, 2019, under the terms of the Framework Agreement, we completed the initial and second closings, respectively, of our acquisition of certain assets of JJMD. The aggregate purchase price paid for both the initial and second closings was approximately $167.4 million in cash. For the initial and second closings, total assets acquired of $173.5 million and total liabilities assumed of $6.1 million were recorded at their estimated fair values as of the acquisition dates.

On September 30, 2019, under the terms of the Framework Agreement, the Company completed the third closing of its acquisition of certain assets of JJMD. The aggregate purchase price paid for the third closing was approximately $113.1 million in cash. For the third closing, total assets acquired of $196.2 million, including $80.7 million in contract assets, $34.0 million in inventory and $56.0 million in goodwill, and total liabilities assumed of $83.1 million, including $73.5 million of pension obligations, were recorded at their estimated fair values as of the acquisition date. There were no intangible assets identified in this acquisition and the goodwill is primarily attributable to the assembled workforce. The majority of the goodwill is currently not expected to be deductible for income tax purposes.
The acquisitions of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. The results of operations were included in the Company’s consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. The Company believes it is impracticable to provide pro forma information for the acquisitions of the JJMD assets.
Refer to Note 16 – “Business Acquisitions” to the Consolidated Financial Statements for further discussion.

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
Certain of our trade accounts receivable sale programs expire or are subject to termination provisions within the 2020 calendar year. While we expect to renew such trade accounts receivable sale programs, market conditions, including the implications of the COVID-19 pandemic, at the time our current programs expire may create challenges in doing so, such as incurring a higher cost of capital.
Cash and Cash Equivalents
As of August 31, 2020, we had approximately $1.4 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. Most of our cash and cash equivalents as of August 31, 2020 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes(1)	3.000% Senior Notes(2)	Borrowings under revolving credit facilities(3)(4)(5)	Borrowings under commercial paper program(5)	Borrowings under loans(3)	Total notes payable and credit facilities
Balance as of August 31, 2018	$397,995	$497,350	$298,814	$494,208	$—	$—	$—	$—	$830,332	$2,518,699
Borrowings	—	—	—	—	—	—	11,985,978	—	—	11,985,978
Payments	—	—	—	—	—	—	(11,985,259)	—	(25,134)	(12,010,393)
Other	891	654	243	617	—	—	(719)	—	495	2,181
Balance as of August 31, 2019	398,886	498,004	299,057	494,825	—	—	—	—	805,693	2,496,465
Borrowings	—	—	—	—	499,165	595,668	11,094,561	237,661	350,000	12,777,055
Payments	(399,555)	—	—	—	—	—	(11,094,561)	(237,661)	(806,437)	(12,538,214)
Other	669	655	243	615	(4,409)	(5,506)	—	—	909	(6,824)
Balance as of August 31, 2020	$—	$498,659	$299,300	$495,440	$494,756	$590,162	$—	$—	$350,165	$2,728,482
Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025(3)(4)(5)	(5)	Jan 22, 2025(3)
Original Facility/ Maximum Capacity	$400.0 million	$500.0 million	$300.0 million	$500.0 million	$500.0 million	$600.0 million	$3.7 billion(3)(4)(5)	(5)	$351.9 million(3)

(1)
On January 15, 2020, we issued $500.0 million of publicly registered 3.600% Senior Notes due 2030 (the “3.600% Senior Notes”). The net proceeds from the offering were used for the repayment of term loan indebtedness.

(2)
On July 13, 2020, the Company issued $600.0 million of publicly registered 3.000% Senior Notes due 2031 (the “3.000% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem the $400.0 million aggregate principal amount of our 5.625% Senior Notes due 2020 and pay the applicable “make-whole” premium.

(3)
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

During the fiscal year ended August 31, 2020, the interest rates on the Revolving Credit Facility ranged from 1.2% to 4.3% and the Term Loan Facility ranged from 1.6% to 2.9%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.450% above the base rate or 0.975% to 1.450% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.750% above the base rate or 1.125% to 1.750% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.
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

As of August 31, 2020, no draws were made on the 364-Day Revolving Credit Agreement. Interest is charged at a rate equal to either (i) 0.450%, 0.525% or 0.800% above the base rate or (ii) 1.450%, 1.525% or 1.800% above the Eurodollar rate. The base rate represents the greatest of: (i) Mizuho’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, subject to a floor of 0.75%. The Eurodollar rate represents adjusted LIBOR for the applicable interest period, subject to a floor of 0.75%. Fees include a facility fee based on the revolving credit commitments of the lenders.

(5)
As of August 31, 2020, we had $3.7 billion in available unused borrowing capacity under our revolving credit facilities. The Revolving Credit Facility under the Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program.

In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $120.3 million as of August 31, 2020. Unused letters of credit were $94.0 million as of August 31, 2020. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2020 and 2019, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.
Asset-Backed Securitization Programs
We continuously sell designated pools of trade accounts receivable, at a discount, under our foreign asset-backed securitization program and our North American asset-backed securitization program to special purpose entities, which in turn sell certain of the receivables under the foreign program to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution and certain of the receivables under the North American program to conduits administered by an unaffiliated financial institution on a monthly basis.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of August 31, 2020.
Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2020.
Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.
In connection with our asset-backed securitization programs, during the fiscal year ended August 31, 2020, we sold $4.3 billion of trade accounts receivable and we received cash proceeds of $4.3 billion. As of August 31, 2020, we had up to $49.0 million in available liquidity under our asset-backed securitization programs.
Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of August 31, 2020 and 2019, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 8 – “Asset-Backed Securitization Programs” to the Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs

Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2020	(2)
B	$150.0		Uncommitted	November 30, 2020	(3)
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023	(4)
E	$150.0		Uncommitted	January 25, 2021	(5)
F	$50.0		Uncommitted	February 23, 2023	(6)
G	$100.0		Uncommitted	August 10, 2021	(7)
H	$100.0		Uncommitted	July 21, 2021	(8)
I	$650.0		Uncommitted	December 4, 2020	(9)
J	$135.0		Uncommitted	April 11, 2021	(10)
K	100.0	CHF	Uncommitted	December 5, 2020	(2)

(1)	Maximum amount of trade accounts receivable that may be sold under a facility at any one time.

(2)	The program will be automatically extended through December 5, 2025 unless either party provides 30 days’ notice of termination.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days’ notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days’ prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days’ notice of termination.

(6)	Any party may elect to terminate the agreement upon 15 days’ prior notice.

(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days’ notice of termination.

(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days’ notice of termination.

(9)	The program will be automatically extended through December 5, 2024 unless either party provides 30 days’ notice of termination.

(10)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days’ notice of termination.
During the fiscal year ended August 31, 2020, we sold $8.5 billion of trade accounts receivable under these programs and we received cash proceeds of $8.4 billion. As of August 31, 2020, we had up to $1.4 billion in available liquidity under our trade accounts receivable sale programs.
Capital Expenditures
For Fiscal Year 2021, we anticipate our net capital expenditures will be approximately $800.0 million. In general, our capital expenditures support ongoing maintenance in our DMS and EMS segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.
Cash Flows
The following table sets forth selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$1,257,275	$1,193,066	$(1,105,448)
Net cash (used in) provided by investing activities	(921,113)	(872,454)	1,240,914
Net cash used in financing activities	(65,123)	(415,772)	(47,044)
Effect of exchange rate changes on cash and cash equivalents	(40,825)	554	(20,392)
Net increase (decrease) in cash and cash equivalents	$230,214	$(94,606)	$68,030
Operating Activities
Net cash provided by operating activities during the fiscal year ended August 31, 2020 was primarily due to increased accounts payable, accrued expenses and other liabilities, partially offset by increased prepaid expenses and other current assets, accounts receivable, contract assets and inventories. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments and the third closing of the acquisition of JJMD. The increase in prepaid expenses and other current assets is primarily due to an increase in value added tax receivables and forward contract assets. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in contract assets is primarily driven by the third closing of the acquisition of JJMD and due to the timing of revenue recognition for over time customers. The increase in inventories is primarily to support expected sales levels in the first quarter of fiscal year 2021.
Investing Activities
Net cash used in investing activities during the fiscal year ended August 31, 2020 consisted primarily of: (i) capital expenditures principally to support ongoing business in the DMS and EMS segments, (ii) expenditures for assets acquired in connection with the third closing of the acquisition of certain assets of JJMD and (iii) purchase price adjustments for the first and second closing of certain assets of JJMD, partially offset by (iv) proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the fiscal year ended August 31, 2020 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Dividends and Share Repurchases
Following is a summary of the dividends and share repurchases for the fiscal years indicated below (in thousands):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal year 2016	$62,436	$148,185	$210,621
Fiscal year 2017	$59,959	$306,397	$366,356
Fiscal year 2018	$57,833	$450,000	$507,833
Fiscal year 2019	$52,004	$350,000	$402,004
Fiscal year 2020	$50,462	$213,925	$264,387
Total	$282,694	$1,468,507	$1,751,201

(1)	The difference between dividends declared and dividends paid is due to dividend equivalents for unvested restricted stock units that are paid at the time the awards vest.

(2)	Excludes commissions.
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of our financial performance and global economic conditions.

In September 2019, the Board authorized the repurchase of up to $600.0 million of our common stock as part of a two-year capital allocation framework (“the 2020 Share Repurchase Program”). As of August 31, 2020, 6.0 million shares had been repurchased for $213.9 million and $386.1 million remains available under the 2020 Share Repurchase Program.
Contractual Obligations
Our contractual obligations as of August 31, 2020 are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,728,482	$50,194	$828,261	$269,667	$1,580,360
Future interest on notes payable and long-term debt(1)	609,607	98,544	171,639	116,964	222,460
Operating lease obligations(2)	457,167	121,196	157,095	93,077	85,799
Finance lease obligations(3)	194,411	12,383	25,227	55,690	101,111
Non-cancelable purchase order obligations(4)	529,307	425,335	72,464	31,508	—
Pension and postretirement contributions and payments(5)	41,112	25,109	2,120	2,988	10,895
Other(6)	72,503	33,820	13,600	15,267	9,816
Total contractual obligations(7)	$4,632,589	$766,581	$1,270,406	$585,161	$2,010,441

(1)
Consists of interest on notes payable and long-term debt outstanding as of August 31, 2020. Certain of our notes payable and long-term debt pay interest at variable rates. We have applied estimated interest rates to determine the value of these expected future interest payments.

(2)
Excludes $137.8 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

(3)	The amount payable after five years includes $75.1 million in purchase requirements at the end of the respective leases.

(4)	Consists of purchase commitments entered into as of August 31, 2020 primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.

(5)
Includes the estimated company contributions to funded pension plans during fiscal year 2021 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2021 through 2030. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.

(6)
Includes (i) a $27.0 million capital commitment, (ii) a $12.5 million obligation related to a new human resource system and (iii) $33.0 million related to the one-time transition tax as a result of the Tax Act that will be paid in annual installments through fiscal year 2026.

(7)
As of August 31, 2020, we have $0.4 million and $118.8 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

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
The forward contracts (both those that are designated and not designated as accounting hedging instruments) will generally expire in less than three months, with 12 months being the maximum term of the contracts outstanding as of August 31, 2020. The change in fair value related to contracts designated as accounting hedging instruments is initially reported as a component of AOCI and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are primarily denominated in Chinese yuan renminbi, Euros, Malaysian ringgit, Mexican pesos and Swiss francs.
Based on our overall currency rate exposures as of August 31, 2020, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.
Interest Rate Risk
Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statement of Operations, and the Consolidated Statement of Cash Flows. We are exposed to interest rate risk primarily on variable rate borrowings under the Credit Facility. There were $349.5 million in borrowings outstanding under debt facilities with variable interest rates as of August 31, 2020.
We utilize valuation models to estimate the effects of sudden interest rate changes. Primarily due to the current low interest rates, the impact of a hypothetical change of 10.0% in variable interest rates would not have a material effect on our Consolidated Financial Statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
To manage our exposure to market risk, we use derivative financial instruments and hybrid instruments when deemed appropriate. We have interest rate swap agreements with a notional value of $200.0 million, with mandatory termination dates from August 15, 2020 to February 15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, we have entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information regarding our interest rate swap transactions. We do not, and do not intend to, use derivative financial instruments for speculative or trading purposes.
We are monitoring developments related to LIBOR; see “Risk Factors” for additional information.
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

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2020. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as of August 31, 2020. Management’s report on internal control over financial reporting as of August 31, 2020 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2020, which is incorporated herein at Item 15.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2020.
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On September 30, 2019, we completed the third closing of our acquisition of certain assets of Johnson & Johnson Medical Devices Companies (“JJMD”). In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of August 31, 2020 did not include the internal control over financial reporting of these acquired operations. Assets acquired from JJMD during the third closing represent 2.1% of our total consolidated assets at August 31, 2020. Net revenue generated by these assets subsequent to the date of acquisition represents 1.9% of our consolidated net revenue for the fiscal year ended August 31, 2020. We continue to evaluate internal controls over financial reporting for these acquired operations. From the acquisition date to August 31, 2020, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.
(c) Changes in Internal Control over Financial Reporting
For our fiscal quarter ended August 31, 2020, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Delinquent Section 16(a) Reports”, “Corporate Governance”, “Board of Directors” and “Audit Committee Matters” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2020 (“Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information set forth under the captions “Compensation Matters”, “Board of Directors – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
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
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information set forth under the captions “Audit Committee Matters – Principal Accounting Fees and Services”, “– Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

3	Exhibits. See Item 15(b) below.

(b)	Exhibits. The following exhibits are included as part of, or incorporated by reference into, this Report.
EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.700% Registered Senior Notes issued on August 3, 2012	8-K	4.1	8/6/2012

4.4	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.8	Description of Jabil Securities	10-K	4.8	8/31/2019

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3†	Jabil 2011 Stock Award and Incentive Plan, as Amended and Restated.	14A	A	12/9/2016

10.3a	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer - EU5).	10-K	10.6m	8/31/2016

10.3b	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Officer - Non-EU5).	10-K	10.6n	8/31/2016

10.3c	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS Non-Officer5).	10-K	10.6o	8/31/2016

10.3d	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer - EU).	10-K	10.6m	8/31/2015

10.3e	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU TSR Officer - Non-EU).	10-K	10.6n	8/31/2015

10.3f	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).	10-Q	10.4	5/31/2011

10.3g	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).	10-Q	10.5	5/31/2011

10.3h	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).	10-Q	10.6	5/31/2011

10.3i	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).	10-Q	10.7	5/31/2011

10.3j	Form of Time-Based Restricted Stock Unit Award Agreement (ACQ TBRSU).	10-Q	10.1	5/31/2015

10.3k	Form of Stock Appreciation Right Award Agreement (SAR Officer - Non EU).	10-K	10.7q	8/31/2014

10.4†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended	10-Q	10.8	11/30/2018

10.4a	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - EU)	10-Q	10.1	11/30/2018

10.4b	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - Non-EU)	10-Q	10.2	11/30/2018

10.4c	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - ONEU).	10-Q	10.3	11/30/2018

10.4d	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - OEU).	10-Q	10.4	11/30/2018

10.4e	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU)	10-Q	10.5	11/30/2018

10.4f	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU)	10-Q	10.6	11/30/2018

10.4g	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR)	10-Q	10.7	11/30/2018

10.4h	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive-EU).	10-Q	10.1	11/30/2019

10.4i	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - Non-EU).	10-Q	10.2	11/30/2019

10.4j	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - ONEU).	10-Q	10.3	11/30/2019

10.4k	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - OEU).	10-Q	10.4	11/30/2019

10.4l	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU).	10-Q	10.5	11/30/2019

10.4m	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU).	10-Q	10.6	11/30/2019

10.4n	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR).	10-Q	10.7	11/30/2019

10.5†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.6	Credit Agreement dated as of January 22, 2020 among Jabil Inc.; the initial lenders named in the Agreement; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd. and Sumitomo Mitsui Banking Corporation, as documentation agents; and Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp., Mizuho Bank, Ltd., MUFG Bank, Ltd., and Sumitomo Mitsui BankingCorporation, as joint lead arrangers and joint bookrunners.	8-K	10.1	1/28/2020

10.7	Credit Agreement dated as of April 24, 2020 among Jabil Inc.; the initial lenders named in the Credit Agreement; Mizuho Bank, Ltd. (“Mizuho”), as administrative agent; BNP Paribas and Sumitomo Mitsui Banking Corporation (“SMBC”), as co-syndication agents; Credit Agricole Corporate and Investment Bank, MUFG Union Bank, N.A. and U.S. Bank National Association as Documentation Agents; and Mizuho, BNP Paribas Securities Corp. and SMBC as joint lead arrangers and joint bookrunners.	8-K	10.1	4/29/2020

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See Signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101
The following financial information from Jabil’s Annual Report on Form 10-K for the fiscal period ended August 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2020 and August 31, 2019; (ii) Consolidated Statement of Operations for the fiscal years ended August 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File - Embedded within the inline XBRL Document.

†	Indicates management compensatory plan, contract of arrangement.

*	Filed or furnished herewith.
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
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2020. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On September 30, 2019, we completed the third closing of our acquisition of certain assets of Johnson & Johnson Medical Devices Companies (“JJMD”). In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of August 31, 2020 did not include the internal control over financial reporting of these acquired operations. Assets acquired from JJMD during the third closing represent 2.1% of our total consolidated assets at August 31, 2020. Net revenue generated by these assets subsequent to the date of acquisition represents 1.9% of our consolidated net revenue for the fiscal year ended August 31, 2020. We continue to evaluate internal controls over financial reporting for these acquired operations. From the acquisition date to August 31, 2020, the processes and systems of the acquired operations did not significantly impact our internal control over financial reporting.
Based on this assessment, management has concluded that, as of August 31, 2020, the Company maintained effective internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 22, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Jabil Inc.
Opinion on Internal Control over Financial Reporting
We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired in the third closing of the Company’s acquisition of certain assets of Johnson & Johnson Medical Devices Companies (JJMD), which are included in the 2020 consolidated financial statements of the Company and constituted 2.1% of consolidated total assets as of August 31, 2020 and 1.9% of consolidated net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the operations acquired in the third closing of the Company’s acquisition of certain assets of JJMD.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 22, 2020 expressed an unqualified opinion thereon.
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
October 22, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Jabil Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 22, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers and certain fulfillment costs in 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions
Description of the Matter
As disclosed in Note 15 to the consolidated financial statements, the Company operates in a complex multinational tax environment and is subject to laws and regulations in various jurisdictions regarding intercompany transactions. Uncertain tax positions may arise from interpretations and judgments made by the Company in the application of the relevant laws, regulations and tax rulings. The Company uses significant judgment in (1) determining whether the technical merits of tax positions for certain intercompany transactions are more-likely-than-not to be sustained and (2) measuring the related amount of tax benefit that qualifies for recognition.
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
In testing the recognition and measurement criteria, we involved tax professionals to assist in assessing the technical merits of the Company’s tax positions. In addition, we used our knowledge of and experience with the application of domestic and international income tax laws by the relevant tax authorities to evaluate the Company’s accounting for those tax positions. We also assessed the Company’s assumptions and data used to measure the amount of tax benefit that qualifies for recognition, and tested the clerical accuracy of the calculations. Lastly, we evaluated the Company’s income tax disclosures included in Note 15 in relation to the Company’s uncertain tax positions.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2010.
Tampa, Florida
October 22, 2020

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	August 31, 2020	August 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,393,557	$1,163,343
Accounts receivable, net of allowance for doubtful accounts	2,847,743	2,745,226
Contract assets	1,104,700	911,940
Inventories, net of reserve for excess and obsolete inventory	3,131,783	3,023,003
Prepaid expenses and other current assets	657,102	501,573
Total current assets	9,134,885	8,345,085
Property, plant and equipment, net of accumulated depreciation	3,665,312	3,333,750
Operating lease right-of-use asset	362,847	—
Goodwill	696,853	622,255
Intangible assets, net of accumulated amortization	209,870	256,853
Deferred income taxes	165,407	198,827
Other assets	162,242	213,705
Total assets	$14,397,416	$12,970,475
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$50,194	$375,181
Accounts payable	5,687,038	5,166,780
Accrued expenses	3,211,528	2,990,144
Current operating lease liabilities	110,723	—
Total current liabilities	9,059,483	8,532,105
Notes payable and long-term debt, less current installments	2,678,288	2,121,284
Other liabilities	268,925	163,821
Non-current operating lease liabilities	302,035	—
Income tax liabilities	148,629	136,689
Deferred income taxes	114,657	115,818
Total liabilities	12,572,017	11,069,717
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 263,830,270 and 260,406,796 shares issued and 150,330,358 and 153,520,380 shares outstanding at August 31, 2020 and August 31, 2019, respectively	264	260
Additional paid-in capital	2,413,616	2,304,552
Retained earnings	2,040,922	2,037,037
Accumulated other comprehensive loss	(34,168)	(82,794)
Treasury stock at cost, 113,499,912 and 106,886,416 shares as of August 31, 2020 and August 31, 2019, respectively	(2,609,250)	(2,371,612)
Total Jabil Inc. stockholders’ equity	1,811,384	1,887,443
Noncontrolling interests	14,015	13,315
Total equity	1,825,399	1,900,758
Total liabilities and equity	$14,397,416	$12,970,475
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2020	2019	2018
Net revenue	$27,266,438	$25,282,320	$22,095,416
Cost of revenue	25,335,625	23,368,919	20,388,624
Gross profit	1,930,813	1,913,401	1,706,792
Operating expenses:
Selling, general and administrative	1,174,694	1,111,347	1,050,716
Research and development	44,143	42,861	38,531
Amortization of intangibles	55,544	31,923	38,490
Restructuring, severance and related charges	156,586	25,914	36,902
Operating income	499,846	701,356	542,153
Loss on securities	48,625	29,632	—
Other expense	31,165	53,750	37,563
Interest income	(14,559)	(21,460)	(17,813)
Interest expense	173,877	188,730	149,002
Income before income tax	260,738	450,704	373,401
Income tax expense	203,959	161,230	285,860
Net income	56,779	289,474	87,541
Net income attributable to noncontrolling interests, net of tax	2,867	2,363	1,211
Net income attributable to Jabil Inc.	$53,912	$287,111	$86,330
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.36	$1.85	$0.50
Diluted	$0.35	$1.81	$0.49
Weighted average shares outstanding:
Basic	151,613	155,613	172,237
Diluted	155,274	158,647	175,044
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended August 31,
	2020	2019	2018
Net income	$56,779	$289,474	$87,541
Other comprehensive (loss) income:
Change in foreign currency translation	(22,297)	(21,729)	(50,151)
Change in derivative instruments:
Change in fair value of derivatives	(6,004)	(67,773)	1,225
Adjustment for net losses (gains) realized and included in net income	14,406	20,259	(23,076)
Total change in derivative instruments	8,402	(47,514)	(21,851)
Change in available for sale securities:
Unrealized (loss) gain on available for sale securities	(35,963)	(24,508)	(8,679)
Adjustment for net losses realized and included in net income	36,420	33,333	—
Total change in available for sale securities	457	8,825	(8,679)
Actuarial gain (loss)	62,126	(3,012)	8,194
Prior service (cost) credit	(62)	35	(1,532)
Total other comprehensive income (loss)	48,626	(63,395)	(74,019)
Comprehensive income	$105,405	$226,079	$13,522
Comprehensive income attributable to noncontrolling interests	2,867	2,363	1,211
Comprehensive income attributable to Jabil Inc.	$102,538	$223,716	$12,311
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Fiscal Year Ended August 31,
	2020	2019	2018
Total stockholders’ equity, beginning balances	$1,900,758	$1,963,380	$2,368,344
Common stock:
Beginning balances	260	257	253
Shares issued under employee stock purchase plan	2	1	1
Vesting of restricted stock	2	2	3
Ending balances	264	260	257
Additional paid-in capital:
Beginning balances	2,304,552	2,218,673	2,104,203
Shares issued under employee stock purchase plan	30,118	26,999	24,865
Vesting of restricted stock	(2)	(2)	(3)
Recognition of stock-based compensation	78,948	58,882	89,608
Ending balances	2,413,616	2,304,552	2,218,673
Retained earnings:
Beginning balances	2,037,037	1,760,097	1,730,893
Declared dividends	(50,027)	(51,026)	(57,126)
Cumulative effect adjustment for adoption of new accounting standards	—	40,855	—
Net income attributable to Jabil Inc.	53,912	287,111	86,330
Ending balances	2,040,922	2,037,037	1,760,097
Accumulated other comprehensive loss:
Beginning balances	(82,794)	(19,399)	54,620
Other comprehensive income (loss)	48,626	(63,395)	(74,019)
Ending balances	(34,168)	(82,794)	(19,399)
Treasury stock:
Beginning balances	(2,371,612)	(2,009,371)	(1,536,455)
Purchases of treasury stock under employee stock plans	(23,128)	(11,918)	(22,597)
Treasury shares purchased	(214,510)	(350,323)	(450,319)
Ending balances	(2,609,250)	(2,371,612)	(2,009,371)
Noncontrolling interests:
Beginning balances	13,315	13,123	14,830
Net income attributable to noncontrolling interests	2,867	2,363	1,211
Acquisition of noncontrolling interests	—	1,112	—
Disposition of noncontrolling interests	—	(1,785)	—
Declared dividends to noncontrolling interests	(2,002)	(1,500)	(2,920)
Foreign currency adjustments attributable to noncontrolling interests	(165)	—	2
Other	—	2	—
Ending balances	14,015	13,315	13,123
Total stockholders’ equity, ending balances	$1,825,399	$1,900,758	$1,963,380
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended August 31,
	2020	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$56,779	$289,474	$87,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	794,581	771,833	773,704
Restructuring and related charges	41,356	(3,566)	16,264
Recognition of stock-based compensation expense and related charges	83,084	61,346	90,664
Deferred income taxes	29,209	20,998	52,705
Loss (gain) on sale of property, plant and equipment	29,393	(2,522)	—
Provision for allowance for doubtful accounts and notes receivable	32,066	15,867	38,030
Loss on securities	48,625	29,632	—
Other, net	21,925	39,539	(13,600)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(135,973)	(586,511)	(2,334,367)
Contract assets	(104,601)	(878,469)	—
Inventories	(77,320)	483,074	(499,105)
Prepaid expenses and other current assets	(144,152)	28,897	(97,795)
Other assets	(10,669)	(38,188)	(34,747)
Accounts payable, accrued expenses and other liabilities	592,972	961,662	815,258
Net cash provided by (used in) operating activities	1,257,275	1,193,066	(1,105,448)
Cash flows (used in) provided by investing activities:
Acquisition of property, plant and equipment	(983,035)	(1,005,480)	(1,036,651)
Proceeds and advances from sale of property, plant and equipment	186,655	218,708	350,291
Cash paid for business and intangible asset acquisitions, net of cash	(146,909)	(153,239)	(109,664)
Cash receipts on sold receivables	—	96,846	2,039,298
Other, net	22,176	(29,289)	(2,360)
Net cash (used in) provided by investing activities	(921,113)	(872,454)	1,240,914
Cash flows used in financing activities:
Borrowings under debt agreements	12,777,055	11,985,978	9,677,424
Payments toward debt agreements	(12,544,456)	(12,013,004)	(9,206,016)
Payments to acquire treasury stock	(214,510)	(350,323)	(450,319)
Dividends paid to stockholders	(50,462)	(52,004)	(57,833)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	30,117	26,999	24,865
Treasury stock minimum tax withholding related to vesting of restricted stock	(23,128)	(11,918)	(22,597)
Other, net	(39,739)	(1,500)	(12,568)
Net cash used in financing activities	(65,123)	(415,772)	(47,044)
Effect of exchange rate changes on cash and cash equivalents	(40,825)	554	(20,392)
Net increase (decrease) in cash and cash equivalents	230,214	(94,606)	68,030
Cash and cash equivalents at beginning of period	1,163,343	1,257,949	1,189,919
Cash and cash equivalents at end of period	$1,393,557	$1,163,343	$1,257,949
Supplemental disclosure information:
Interest paid, net of capitalized interest	$182,946	$185,696	$167,278
Income taxes paid, net of refunds received	$163,571	$168,053	$180,423
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
Accounts Receivable
Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $25.8 million and $17.2 million were recorded as of August 31, 2020 and 2019, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.
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
Fulfillment Costs

The Company capitalizes costs incurred to fulfill its contracts that i) relate directly to the contract or anticipated contracts, ii) are expected to generate or enhance the Company’s resources that will be used to satisfy the performance obligation under the contract, and iii) are expected to be recovered through revenue generated from the contract. Capitalized fulfillment costs are amortized to cost of revenue as the Company satisfies the related performance obligations under the contract with approximate lives ranging from 1 year to 3 years. These costs, which are included in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheets, generally represent upfront costs incurred to prepare for manufacturing activities.
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
As of August 31, 2020 and 2019, capitalized costs to fulfill were $85.3 million and $67.1 million, respectively. Amortization of fulfillment cost were $56.6 million and $48.6 million during the fiscal years ended August 31, 2020 and 2019, respectively. Immaterial or no impairments for fulfillments costs were recognized during the fiscal years ended August 31, 2020 and 2019, respectively.
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
Leases
Effective September 1, 2019, the Company’s lease accounting policies changed in conjunction with the adoption of Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842). For further discussion, refer to Note 5—“Leases” to the Consolidated Financial Statements.
The Company elected to apply the package of practical expedients, which among other things, allows entities to maintain the historical lease classification for existing leases. The Company has lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, the Company has elected the practical expedient to combine lease and non-lease components for building and real estate leases.
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
Certain equipment and buildings held under finance leases are classified as property, plant and equipment and the related obligation is recorded as accrued expenses and other liabilities on the Consolidated Balance Sheets. Amortization of assets held under finance leases is included in depreciation expense in the Consolidated Statements of Operations.
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
The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the Company determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of loss, if any.
The recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount to the fair value. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of an indefinite-lived intangible exceeds the carrying value, the Company determines the fair value principally based on a variation of the income approach, known as the relief from royalty method. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the indefinite-lived intangible asset is considered impaired.
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
Accumulated Other Comprehensive Income

The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial (Loss) Gain	Prior Service Cost	Available for Sale Securities	Total
Balance as of August 31, 2019	$(14,298)	$(39,398)	$(28,033)	$(608)	$(457)	$(82,794)
Other comprehensive (loss) income before reclassifications	(22,297)	(6,004)	66,285	(17)	(35,963)	2,004
Amounts reclassified from AOCI	—	14,406	(4,159)	(45)	36,420	46,622
Other comprehensive (loss) income(1)	(22,297)	8,402	62,126	(62)	457	48,626
Balance as of August 31, 2020	$(36,595)	$(30,996)	$34,093	$(670)	$—	$(34,168)

(1)	Actuarial (loss) gain is net of tax of $(12.0) million. Amounts for other components of AOCI are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Fiscal Year Ended August 31,
Comprehensive Income Components	Financial Statement Line Item	2020	2019	2018
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$15,507	$21,982	$(9,379)
Interest rate contracts	Interest expense	(1,101)	(1,723)	(13,697)
Actuarial (gain) loss	(2)	(4,159)	741	1,127
Prior service credit	(2)	(45)	(44)	(88)
Available for sale securities	Loss on securities	36,420	33,333	—
Total amounts reclassified from AOCI(3)		$46,622	$54,289	$(22,037)

(1)	The Company expects to reclassify $4.7 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.

(2)	Amounts are included in the computation of net periodic benefit pension cost. Refer to Note 10 – “Postretirement and Other Employee Benefits” for additional information.

(3)
Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2020 and 2019. The amount for the fiscal year ended August 31, 2018 includes a reduction to income tax expense related to derivative instruments of $14.8 million.

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
The majority of the Company's manufacturing service contracts relate to manufactured products which have no alternative use and for which the Company has an enforceable right to payment for the work completed to date. As a result, revenue is recognized over time when or as the Company transfers control of the promised products or services (known as performance obligations) to its customers. For certain other contracts with customers that do not meet the over time revenue recognition criteria, transfer of control occurs at a point in time which generally occurs upon delivery and transfer of risk and title to the customer.
Most of the Company's contracts have a single performance obligation as the promise to transfer the individual manufactured product or service is capable of being distinct and is distinct within the context of the contract. For the majority of customers, performance obligations are satisfied over time based on the continuous transfer of control as manufacturing services are performed and are generally completed in less than one year.
The Company also derives revenue to a lesser extent from electronic design services to certain customers. Revenue from electronic design services is generally recognized over time as the services are performed.
For the Company’s over time customers, it believes the measure of progress which best depicts the transfer of control is based on costs incurred to date, relative to total estimated cost at completion (i.e., an input method). This method is a faithful depiction of the transfer of goods or services because it results in the recognition of revenue on the basis of the Company's to-date efforts in the satisfaction of a performance obligation relative to the total expected efforts in the satisfaction of the performance obligation. The Company believes that the use of an input method best depicts the transfer of control to the customer, which occurs as the Company incurs costs on its contracts. The transaction price of each performance obligation is generally based upon the contractual stand-alone selling price of the product or service.
Certain contracts with customers include variable consideration, such as periodic cost of materials adjustments, rebates, discounts, or returns. The Company recognizes estimates of this variable consideration that are not expected to result in a significant revenue reversal in the future, primarily based on the most likely level of consideration to be paid to the customer under the specific terms of the underlying programs.
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
The Company applies the incremental cash tax savings approach when analyzing the impact Global Intangible Low-Taxed Income (“GILTI”) could have on its U.S. valuation allowance.  The incremental cash tax savings approach considers the realizable benefit of a net operating loss and deferred tax assets by comparing the incremental cash taxes in the calculation of GILTI with and without the net operating loss and other DTAs.
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

	Fiscal Year Ended August 31,
	2020	2019	2018
Restricted stock units	728	796	2,426

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
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the fiscal years ended August 31, 2020, 2019 and 2018 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2020	(2)
B	$150.0		Uncommitted	November 30, 2020	(3)
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023	(4)
E	$150.0		Uncommitted	January 25, 2021	(5)
F	$50.0		Uncommitted	February 23, 2023	(6)
G	$100.0		Uncommitted	August 10, 2021	(7)
H	$100.0		Uncommitted	July 21, 2021	(8)
I	$650.0		Uncommitted	December 4, 2020	(9)
J	$135.0		Uncommitted	April 11, 2021	(10)
K	$100.0	CHF	Uncommitted	December 5, 2020	(2)

(1)	Maximum amount of trade accounts receivable that may be sold under a facility at any one time.

(2)	The program will be automatically extended through December 5, 2025 unless either party provides 30 days’ notice of termination.

(3)	The program will automatically extend for one year at each expiration date unless either party provides 10 days’ notice of termination.

(4)	Any party may elect to terminate the agreement upon 30 days’ prior notice.

(5)	The program will be automatically extended through January 25, 2023 unless either party provides 30 days’ notice of termination.

(6)	Any party may elect to terminate the agreement upon 15 days’ prior notice.

(7)	The program will be automatically extended through August 10, 2023 unless either party provides 30 days’ notice of termination.

(8)	The program will be automatically extended through August 21, 2023 unless either party provides 30 days’ notice of termination.

(9)	The program will be automatically extended through December 5, 2024 unless either party provides 30 days’ notice of termination.

(10)	The program will be automatically extended each year through April 11, 2025 unless either party provides 30 days’ notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2020	2019	2018
Trade accounts receivable sold	$8,457	$6,751	$5,480
Cash proceeds received	$8,440	$6,723	$5,463
Pre-tax losses on sale of receivables(1)	$17	$28	$17

(1)	Recorded to other expense within the Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in thousands):

	August 31, 2020	August 31, 2019
Raw materials	$2,389,719	$2,310,081
Work in process	450,781	468,217
Finished goods	376,542	314,258
Reserve for excess and obsolete inventory	(85,259)	(69,553)
Inventories, net	$3,131,783	$3,023,003

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	August 31, 2020	August 31, 2019
Land and improvements	$141,715	$146,719
Buildings	1,152,204	962,559
Leasehold improvements	1,144,238	1,092,787
Machinery and equipment	4,685,611	4,262,015
Furniture, fixtures and office equipment	221,709	209,257
Computer hardware and software	760,195	671,252
Transportation equipment	9,061	16,423
Construction in progress	76,337	83,234
	8,191,070	7,444,246
Less accumulated depreciation and amortization	4,525,758	4,110,496
	$3,665,312	$3,333,750

Depreciation and maintenance and repair expenses were as follows for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Depreciation expense	$739,038	$739,910	$735,213
Maintenance and repair expense	$333,772	$288,309	$266,691

As of August 31, 2020 and 2019, the Company had $422.4 million and $235.2 million, respectively, included in accounts payable for the acquisition of property, plant and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.
5. Leases
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
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Consolidated Balance Sheets, as of the period indicated (in thousands):

	Financial Statement Line Item	August 31, 2020
Assets
Operating lease assets (1)	Operating lease right-of-use assets	$362,847
Finance lease assets (2)	Property, plant and equipment, net	160,015
Total lease assets		$522,862
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$110,723
Finance lease liabilities	Accrued expenses	7,465
Non-current
Operating lease liabilities	Non-current operating lease liabilities	302,035
Finance lease liabilities	Other liabilities	160,747
Total lease liabilities		$580,970

(1)	Net of accumulated amortization of $96.2 million.

(2)	Net of accumulated amortization of $12.8 million.
The following table is a summary of expenses related to leases included on the Company's Consolidated Statements of Operations, for the periods indicated (in thousands):

Fiscal Year Ended August 31,
2020
Operating lease cost	$114,290
Finance lease cost
Amortization of leased assets	5,470
Interest on lease liabilities	4,950
Other	15,038
Net lease cost(1)	$139,748

(1)	Lease costs are primarily recognized in cost of revenue.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the period indicated:

	August 31, 2020
	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.4 years	3.18%
Finance leases	5.7 years	4.28%
The following table sets forth other supplemental information related to the Company's lease portfolio (in thousands):

Fiscal Year Ended August 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$112,267
Operating cash flows for finance leases(1)	4,950
Financing activities for finance leases(2)	6,242
Non-cash right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	91,350
Finance leases	111,591

(1)	Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Consolidated Statements of Cash Flows.

(2)	Included in payments toward debt agreements in Financing Activities of the Company's Consolidated Statements of Cash Flows.
The future minimum lease payments under operating and finance leases as of August 31, 2020 were as follows (in thousands):

Fiscal Year Ending August 31,	Operating Leases(1)	Finance Leases	Total
2021	$121,196	$12,383	$133,579
2022	89,143	12,864	102,007
2023	67,952	12,363	80,315
2024	56,153	12,505	68,658
2025	36,924	43,185	80,109
Thereafter	85,799	101,111	186,910
Total minimum lease payments	$457,167	$194,411	$651,578
Less: Interest	(44,409)	(26,199)	(70,608)
Present value of lease liabilities	$412,758	$168,212	$580,970

(1)
Excludes $137.8 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

As disclosed in the Company’s Form 10-K for the fiscal year ended August 31, 2019, the future minimum lease payments of non-cancelable operating leases prior to the adoption of ASU 2016-02 were as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2020	$118,312
2021	102,915
2022	84,729
2023	63,206
2024	51,091
Thereafter	182,932
Total minimum lease payments	$603,185

Total operating lease expense prior to the adoption of ASU 2016-02 was approximately $125.4 million and $130.2 million for fiscal years 2019 and 2018, respectively.
6. Goodwill and Other Intangible Assets
The Company completed its annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2020 and determined the fair values of the reporting units and the indefinite-lived intangible assets were in excess of the carrying values and that no impairment existed as of the date of the impairment test.

The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2020 and 2019 (in thousands):

	EMS	DMS	Total
Balance as of August 31, 2018	$82,670	$545,075	$627,745
Change in foreign currency exchange rates	(702)	(4,788)	(5,490)
Balance as of August 31, 2019	81,968	540,287	622,255
Acquisitions and adjustments	5,358	55,999	61,357
Change in foreign currency exchange rates	(138)	13,379	13,241
Balance as of August 31, 2020	$87,188	$609,665	$696,853

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in thousands):

	August 31, 2020		August 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,716,675	$1,019,822	$1,642,077	$1,019,822

The following table presents the Company’s total purchased intangible assets as of August 31, 2020 and 2019 (in thousands):

	Weighted Average Amortization Period (in years)	August 31, 2020			August 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	12	$302,314	$(199,861)	$102,453	$292,797	$(175,199)	$117,598
Intellectual property	8	174,373	(164,671)	9,702	173,771	(157,606)	16,165
Finite-lived trade names	Not applicable	77,667	(30,542)	47,125	77,536	(5,036)	72,500
Trade names	Indefinite	50,590	—	50,590	50,590	—	50,590
Total intangible assets	12	$604,944	$(395,074)	$209,870	$594,694	$(337,841)	$256,853

Intangible asset amortization for fiscal years 2020, 2019 and 2018 was approximately $55.5 million, $31.9 million and $38.5 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ended August 31,
2021	$45,246
2022	30,038
2023	27,624
2024	12,724
2025	10,874
Thereafter	32,774
Total	$159,280

7. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of August 31, 2020 and 2019 are summarized below (in thousands):

	Maturity Date	August 31, 2020	August 31, 2019
5.625% Senior Notes(1)(2)	Dec 15, 2020	—	398,886
4.700% Senior Notes(1)(2)	Sep 15, 2022	498,659	498,004
4.900% Senior Notes(1)	Jul 14, 2023	299,300	299,057
3.950% Senior Notes(1)(2)	Jan 12, 2028	495,440	494,825
3.600% Senior Notes(1)(2)(3)	Jan 15, 2030	494,756	—
3.000% Senior Notes(1)(2)(4)	Jan 15, 2031	590,162	—
Borrowings under credit facilities(5)(6)(7)	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025	—	—
Borrowings under loans(5)	Jan 22, 2025	350,165	805,693
Total notes payable and long-term debt		2,728,482	2,496,465
Less current installments of notes payable and long-term debt		50,194	375,181
Notes payable and long-term debt, less current installments		$2,678,288	$2,121,284

(1)	The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.

(2)	The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

(3)
On January 15, 2020, the Company issued $500.0 million of publicly registered 3.600% Senior Notes due 2030 (the “3.600% Senior Notes”). The net proceeds from the offering were used for the repayment of term loan indebtedness.

(4)
On July 13, 2020, the Company issued $600.0 million of publicly registered 3.000% Senior Notes due 2031 (the “3.000% Senior Notes”). The net proceeds from the offering were used for general corporate purposes, including to redeem the $400.0 million aggregate principal amount of the Company’s 5.625% Senior Notes due 2020 and pay the applicable “make-whole” premium.

(5)
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

During the fiscal year ended August 31, 2020, the interest rates on the Revolving Credit Facility ranged from 1.2% to 4.3% and the Term Loan Facility ranged from 1.6% to 2.9%. Interest is charged at a rate equal to (a) for the Revolving Credit Facility, either 0.000% to 0.450% above the base rate or 0.975% to 1.450% above the Eurocurrency rate and (b) for the Term Loan Facility, either 0.125% to 0.750% above the base rate or 1.125% to 1.750% above the Eurocurrency rate. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, but not less than zero. The Eurocurrency rate represents adjusted LIBOR or adjusted CDOR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.
Additionally, the Company’s foreign subsidiaries had various additional credit facilities that finance their future growth and any corresponding working capital needs.

(6)
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

As of August 31, 2020, no draws were made on the 364-Day Revolving Credit Agreement. Interest is charged at a rate equal to either (i) 0.450%, 0.525% or 0.800% above the base rate or (ii) 1.450%, 1.525% or 1.800% above the Eurodollar rate. The base rate represents the greatest of: (i) Mizuho’s base rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month LIBOR, subject to a floor of 0.75%. The Eurodollar rate represents adjusted LIBOR for the applicable interest period, subject to a floor of 0.75%. Fees include a facility fee based on the revolving credit commitments of the lenders.

(7)
As of August 31, 2020, the Company has $3.7 billion in available unused borrowing capacity under its revolving credit facilities. The Revolving Credit Facility under the Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.

In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $120.3 million as of August 31, 2020. Unused letters of credit were $94.0 million as of August 31, 2020. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.
Debt Maturities
Debt maturities as of August 31, 2020 are as follows (in thousands):

Fiscal Year Ended August 31,
2021	$50,194
2022	7,672
2023	820,589
2024	30,130
2025	239,537
Thereafter	1,580,360
Total	$2,728,482

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.700%, 4.900%, 3.950%, 3.600% or 3.000% Senior Notes upon a change of control. As of August 31, 2020 and 2019, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 17 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
8. Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade accounts receivable, at a discount, under its foreign asset-backed securitization program and its North American asset-backed securitization program to special purpose entities, which in turn sell certain of the receivables under the foreign program to an unaffiliated financial institution and a conduit administered by an unaffiliated financial institution and certain of the receivables under the North American program to conduits administered by an unaffiliated financial institution on a monthly basis.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the fiscal years ended August 31, 2020, 2019 and 2018 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Consolidated Financial Statements. As of August 31, 2020, the special purpose entity has liabilities for which creditors do not have recourse to the general credit of the Company (primary beneficiary). The liabilities cannot exceed the maximum amount of net cash proceeds under the foreign asset-backed securitization program.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of August 31, 2020.
The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Consolidated Financial Statements. Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2020.
Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)(2)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)	Maximum amount available at any one time.

(2)	As of August 31, 2020, the Company had up to $49.0 million in available liquidity under its asset-backed securitization programs.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2020	2019(3)	2018
Trade accounts receivable sold	$4,333	$4,057	$8,386
Cash proceeds received(1)	$4,314	$4,031	$7,838
Pre-tax losses on sale of receivables(2)	$19	$26	$15
Deferred purchase price receivables as of August 31	$—	$—	$533

(1)	The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.

(2)	Recorded to other expense within the Consolidated Statements of Operations.

(3)
Excludes $650.3 million of trade accounts receivable sold, $488.1 million of cash and $13.9 million of net cash received prior to the amendment of the foreign asset-backed securitization program and under the previous North American asset-backed securitization program which occurred during the first quarter of fiscal year 2019.

The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the five-year unsecured credit facility entered into on January 22, 2020 (the “Credit Facility”). The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of August 31, 2020 and 2019, the Company was in compliance with all covenants under the asset-backed securitization programs.
9. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	August 31, 2020	August 31, 2019
Contract liabilities(1)	$496,219	$511,329
Accrued compensation and employee benefits	703,250	600,907
Obligation associated with securitization programs	494,042	475,251
Other accrued expenses	1,518,017	1,402,657
Accrued expenses	$3,211,528	$2,990,144

(1)
Revenue recognized during the fiscal years ended August 31, 2020 and 2019 that was included in the contract liability balance as of August 31, 2019 and September 1, 2018 was $308.1 million and $404.0 million, respectively.

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
The UK plan, Switzerland plan and other plans are collectively referred to herein as the “plans.”
Benefit Obligation and Plan Assets
The benefit obligations and plan assets, changes to the benefit obligation and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in thousands):

	Fiscal Year Ended August 31,
	2020	2019
Change in projected benefit obligation
Beginning projected benefit obligation	$174,690	$161,104
Service cost	24,606	1,437
Interest cost	3,041	3,715
Actuarial (gain) loss	(81,409)	19,060
Settlements paid from plan assets(1)	(25,749)	—
Total benefits paid	(6,431)	(6,568)
Plan participants’ contributions	14,171	35
Acquisitions	404,297	6,040
Effect of conversion to U.S. dollars	51,887	(10,133)
Ending projected benefit obligation	$559,103	$174,690
Change in plan assets
Beginning fair value of plan assets	158,101	151,715
Actual return on plan assets	6,952	19,784
Acquisitions	330,793	—
Settlements paid from plan assets(1)	(25,749)	—
Employer contributions	10,084	1,717
Benefits paid from plan assets	(5,765)	(5,435)
Plan participants’ contributions	14,171	35
Effect of conversion to U.S. dollars	49,686	(9,715)
Ending fair value of plan assets	$538,273	$158,101
Unfunded status	$(20,830)	$(16,589)
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$646	$368
Accrued benefit liability, noncurrent	$20,184	$16,221
Accumulated other comprehensive loss(2)
Actuarial (gain) loss, before tax	$(49,054)	$24,343
Prior service cost, before tax	$786	$690

(1)	The settlements recognized during fiscal year 2020 relate primarily to the Switzerland plan.

(2)	The Company anticipates amortizing $5.1 million and $0.0 million, before tax, of net actuarial gain and prior service costs balances, respectively, to net periodic cost in fiscal year 2021.
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for the plans for fiscal years 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Service cost	$24,606	$1,437	$1,063
Interest cost	3,041	3,715	3,807
Expected long-term return on plan assets	(14,115)	(5,291)	(5,954)
Recognized actuarial (gain) loss	(4,159)	741	1,127
Amortization of prior service credit	(45)	(44)	(88)
Net settlement loss	230	634	116
Net periodic benefit cost	$9,558	$1,192	$71

Assumptions
Weighted-average actuarial assumptions used to determine net periodic benefit cost and projected benefit obligation for the plans for the fiscal years 2020, 2019 and 2018 were as follows:

	Fiscal Year Ended August 31,
	2020	2019	2018
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.0%	3.6%	3.8%
Rate of compensation increase	2.0%	4.4%	3.3%
Discount rate	0.5%	2.2%	2.1%
Projected benefit obligation:
Expected long-term return on plan assets	2.9%	2.0%	3.6%
Rate of compensation increase	2.1%	4.3%	4.4%
Discount rate(2)	0.8%	1.7%	2.2%

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
Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 35% equity and 65% debt securities in fiscal year 2021.
Fair Value
The fair values of the plan assets held by the Company by asset category are as follows (in thousands):

		August 31, 2020		August 31, 2019
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$14,900	3%	$7,705	5%
Equity Securities:
Global equity securities(2)(3)	Level 2	208,384	38%	20,215	13%
Debt Securities:
Corporate bonds(3)	Level 2	237,812	44%	42,522	27%
Government bonds(3)	Level 2	58,095	11%	69,880	44%
Other Investments:
Insurance contracts(4)	Level 3	19,082	4%	17,779	11%
Fair value of plan assets		$538,273	100%	$158,101	100%

(1)	Carrying value approximates fair value.

(2)	Investments in equity securities by companies incorporated, listed or domiciled in developed and/or emerging market countries.

(3)	Investments in global equity securities, corporate bonds, government securities and government bonds are valued using the quoted prices of securities with similar characteristics.

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

Accumulated Benefit Obligation
The following table provides information for the plans with an accumulated benefit obligation for fiscal years 2020 and 2019 (in thousands):

	August 31, 2020	August 31, 2019
Projected benefit obligation	$559,103	$174,690
Accumulated benefit obligation	$535,513	$161,729
Fair value of plan assets	$538,273	$158,101

Cash Flows
The Company expects to make cash contributions between $21.7 million and $26.6 million to its funded pension plans during fiscal year 2021. The estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

Fiscal Year Ended August 31,	Amount
2021	$36,361
2022	28,541
2023	27,958
2024	27,531
2025	28,942
2026 through 2030	137,521

Profit Sharing, 401(k) Plan and Defined Contribution Plans
The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $56.1 million, $49.0 million and $40.5 million for defined contribution plans for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.
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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $355.2 million and $334.1 million as of August 31, 2020 and 2019, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2020 and August 31, 2021.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of August 31, 2020 and 2019, was $2.9 billion and $2.5 billion, respectively.

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
The following table presents the net gains (losses) from forward contracts recorded in the Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Fiscal Year Ended August 31,
		2020	2019	2018
Forward foreign exchange contracts(1)	Cost of revenue	$42,077	$(29,557)	$(27,774)

(1)
For the fiscal year ended August 31, 2020, the Company recognized $47.4 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. For the fiscal years ended August 31, 2019 and 2018, the Company recognized $14.9 million and $36.7 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts.

Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
Contemporaneously with the issuance of our 3.000% Notes in July 2020, the Company amended interest rate swap agreements with a notional value of $200.0 million, with mandatory termination dates from August 15, 2020 to February 15, 2022 and de-designated the interest rate swaps as cash flow hedges (the “2020 Extended Interest Rate Swaps”). No ineffectiveness was recognized in earnings upon the termination of the cash flow hedges. In addition, the Company entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps (the “Offsetting Interest Rate Swaps”). The change in the fair value of the 2020 Extended Interest Rate Swaps and the Offsetting Interest Rate Swaps will be recorded in the Consolidated Statements of Income through the maturity date as an adjustment to interest expense.
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Restricted stock units(1)	$73,775	$53,766	$84,082
Employee stock purchase plan	9,309	7,580	6,891
Other(2)	—	—	7,538
Total	$83,084	$61,346	$98,511

(1)
As a result of a modification, 0.8 million awards vested during fiscal year 2018, which resulted in approximately $24.9 million of stock-based compensation expense recognized during the fiscal year ended August 31, 2018.

(2)	For the fiscal year ended August 31, 2018, represents a one-time cash-settled stock award that vested on November 30, 2017.
Equity Compensation Plan
The 2011 Stock Award and Incentive Plan (the “2011 Plan”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that may be subject to awards under the 2011 Plan is 23,300,000.
Following is a reconciliation of the shares available to be issued under the 2011 Plan as of August 31, 2020:

Shares Available for Grant
Balance as of August 31, 2019	12,040,581
SARS canceled	601
Restricted stock units granted, net of forfeitures(1)	(1,431,674)
Balance as of August 31, 2020	10,609,508

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
Stock Appreciation Rights (“SARS”)
The following table summarizes SARS activity from August 31, 2019 through August 31, 2020:

	SARS Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding as of August 31, 2019	123,501	$1,278	$18.46	2.11
SARS canceled	(601)		$14.88
SARS exercised	(107,900)		$18.48
Outstanding and exercisable as of August 31, 2020	15,000	$235	$18.49	1.13

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
The following table summarizes restricted stock units activity from August 31, 2019 through August 31, 2020:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of August 31, 2019	7,165,473	$26.27
Changes during the period
Shares granted(1)	2,280,625	$42.21
Shares vested	(2,259,623)	$24.69
Shares forfeited	(848,951)	$25.77
Outstanding as of August 31, 2020	6,337,524	$32.64

(1)
For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2020, the Company awarded approximately 1.2 million time-based restricted stock units, 0.3 million performance-based restricted stock units and 0.3 million market-based restricted stock units based on target performance criteria.

The following table represents the restricted stock units and SARS stock-based compensation information for the periods indicated (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Intrinsic value of SARS exercised	$2,329	$335	$909
Fair value of restricted stock units vested	$55,799	$49,725	$62,592
Tax benefit for stock compensation expense(1)	$1,159	$611	$1,122
Unrecognized stock-based compensation expense — restricted stock units	$38,909
Remaining weighted-average period for restricted stock units expense	1.3 years

(1)	Classified as income tax expense within the Consolidated Statements of Operations.
Employee Stock Purchase Plan
The maximum aggregate number of shares that are available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 12,000,000.
Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2020, 2,290,167 shares remained available for issue under the 2011 ESPP.
The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2020	2019	2018
Expected dividend yield	0.4%	0.6%	0.6%
Risk-free interest rate	1.9%	2.3%	1.4%
Expected volatility (1)	30.7%	28.6%	23.0%
Expected life	0.5 years	0.5 years	0.5 years

(1)	The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends
The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2020 and 2019:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal Year 2020:	October 17, 2019	$0.08	$12,647	November 15, 2019	December 2, 2019
	January 23, 2020	$0.08	$12,517	February 14, 2020	March 4, 2020
	April 15, 2020	$0.08	$12,452	May 15, 2020	June 3, 2020
	July 16, 2020	$0.08	$12,433	August 14, 2020	September 2, 2020
Fiscal Year 2019:	October 18, 2018	$0.08	$13,226	November 15, 2018	December 3, 2018
	January 24, 2019	$0.08	$12,706	February 15, 2019	March 1, 2019
	April 18, 2019	$0.08	$12,681	May 15, 2019	June 3, 2019
	July 18, 2019	$0.08	$12,724	August 15, 2019	September 3, 2019

Common Stock Outstanding
The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2020	2019	2018
Common stock outstanding:
Beginning balances	153,520,380	164,588,172	177,727,653
Shares issued upon exercise of stock options	56,999	11,348	30,832
Shares issued under employee stock purchase plan	1,106,852	1,282,042	1,105,400
Vesting of restricted stock	2,259,623	1,983,261	2,727,229
Purchases of treasury stock under employee stock plans	(621,250)	(489,836)	(793,052)
Treasury shares purchased(1)(2)	(5,992,246)	(13,854,607)	(16,209,890)
Ending balances	150,330,358	153,520,380	164,588,172

(1)
During fiscal years 2018 and 2017, the Company’s Board of Directors (“the Board”) authorized the repurchase of $350.0 million and $450.0 million, respectively, of the Company’s common stock under share repurchase programs, which were repurchased during fiscal years 2019 and 2018, respectively.

(2)
In September 2019, the Board authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (“the 2020 Share Repurchase Program”). As of August 31, 2020, 6.0 million shares had been repurchased for $213.9 million and $386.1 million remains available under the 2020 Share Repurchase Program.

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
Sales of the Company’s products are concentrated among specific customers. For fiscal year 2020, the Company’s five largest customers accounted for approximately 47% of its net revenue and 73 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customer that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2020	2019	2018	2020	2019
Apple, Inc.(1)	20%	22%	28%	*	*
Amazon.com(2)	11%	*	*	*	*

*     Amount was less than 10% of total.

(1)	Sales to this customer were reported in the DMS operating segment.

(2)	Sales to this customer were reported primarily in the EMS operating segment.
The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.
Segment Data
Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.
The Company derives its revenue from providing comprehensive electronics design, production and product management services. The CODM evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of two segments – EMS and DMS, which are also the Company’s reportable segments. The segments are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles.
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
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, loss on securities, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests.
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
As of September 1, 2020, certain customers have been realigned within the Company’s operating segments. As there have been no changes to how the Company’s CODM assesses operating performance and allocates resources, the Company’s operating segments which are the reporting segments continue to consist of the DMS and EMS segments. Beginning in fiscal year 2021, customers within the automotive and transportation and smart home and appliances industries will be presented within the DMS segment. Prior period disclosures will be restated to reflect the realignment.

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Fiscal Year Ended August 31,
	2020			2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer(1)
Point in time	$4,385,128	$6,045,986	$10,431,114	$2,877,082	$6,055,716	$8,932,798
Over time	12,226,894	4,608,430	16,835,324	12,553,447	3,796,075	16,349,522
Total	$16,612,022	$10,654,416	$27,266,438	$15,430,529	$9,851,791	$25,282,320

(1)
Effective September 1, 2018, the Company adopted ASU 2014-09, Revenue Recognition (Topic 606) using the modified retrospective method by applying the guidance to all open contracts upon adoption and recording a cumulative effect adjustment as of September 1, 2018, net of tax, of $42.6 million. No adjustments were made to prior periods.

The following tables set forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Net revenue
EMS	$16,612,022	$15,430,529	$12,268,600
DMS	10,654,416	9,851,791	9,826,816
	$27,266,438	$25,282,320	$22,095,416

	Fiscal Year Ended August 31,
	2020	2019	2018
Segment income and reconciliation of income before tax
EMS	$447,284	$480,047	$451,149
DMS	416,769	396,564	316,998
Total segment income	$864,053	$876,611	$768,147
Reconciling items:
Amortization of intangibles	(55,544)	(31,923)	(38,490)
Stock-based compensation expense and related charges	(83,084)	(61,346)	(98,511)
Restructuring, severance and related charges	(156,586)	(25,914)	(36,902)
Distressed customer charges	(14,963)	(6,235)	(32,710)
Business interruption and impairment charges, net (1)	(5,785)	2,860	(11,299)
Acquisition and integration charges	(32,167)	(52,697)	(8,082)
Loss on securities	(48,625)	(29,632)	—
Other expense (net of periodic benefit cost)	(47,243)	(53,750)	(37,563)
Interest income	14,559	21,460	17,813
Interest expense	(173,877)	(188,730)	(149,002)
Income before income tax	$260,738	$450,704	$373,401

(1)
Charges for the fiscal year ended August 31, 2020, relate to a flood that impacted the Company’s facility in Huangpu, China. Charges, net of insurance proceeds of $2.9 million and $24.9 million, for the fiscal years ended August 31, 2019 and 2018, respectively, relate to business interruption and asset impairment costs associated with damage from Hurricane Maria, which impacted operations in Cayey, Puerto Rico. These charges are classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.

	August 31, 2020	August 31, 2019
Total assets
EMS	$4,247,897	$4,353,465
DMS	5,627,869	4,988,198
Other non-allocated assets	4,521,650	3,628,812
	$14,397,416	$12,970,475

The Company operates in 31 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
External net revenue:
Singapore	$6,512,310	$6,718,495	$7,193,414
Mexico	4,685,790	4,526,456	3,533,437
China	4,583,089	4,958,462	4,585,355
Malaysia	1,903,163	1,681,911	1,389,851
Vietnam	921,083	750,367	552,709
Other	3,912,536	3,548,062	2,995,956
Foreign source revenue	22,517,971	22,183,753	20,250,722
U.S.	4,748,467	3,098,567	1,844,694
Total	$27,266,438	$25,282,320	$22,095,416

	August 31, 2020	August 31, 2019
Long-lived assets:
China	$1,670,290	$1,579,904
Mexico	375,902	418,641
Malaysia	232,165	154,386
Switzerland	218,851	158
Singapore	141,659	156,028
Taiwan	114,594	123,608
Vietnam	107,857	85,728
Hungary	101,437	85,809
Other	501,453	462,261
Long-lived assets related to foreign operations	3,464,208	3,066,523
U.S.	1,107,827	1,146,335
Total	$4,572,035	$4,212,858

14. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in thousands):

	Fiscal Year Ended August 31,
	2020(2)	2019(3)	2018(3)
Employee severance and benefit costs	$94,031	$16,029	$16,269
Lease costs	7,666	(41)	1,596
Asset write-off costs	32,945	(3,566)	16,264
Other costs	21,944	13,492	2,773
Total restructuring, severance and related charges(1)	$156,586	$25,914	$36,902

(1)
Includes $61.9 million, $21.5 million and $16.3 million recorded in the EMS segment, $75.6 million, $2.6 million and $16.6 million recorded in the DMS segment and $19.1 million, $1.8 million and $4.0 million of non-allocated charges for the fiscal years ended August 31, 2020, 2019 and 2018, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash settled.

(2)
As the Company continues to optimize its cost structure and improve operational efficiencies, $56.6 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the fiscal year ended August 31, 2020. The remaining amount primarily relates to the 2020 Restructuring Plan. The Company’s liability associated with the worldwide workforce reduction is $35.8 million as of August 31, 2020.

(3)	Primarily relates to the 2017 Restructuring Plan, which was complete as of August 31, 2019.
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
Upon completion of the 2020 Restructuring Plan, the Company expects to recognize approximately $85.0 million in restructuring and other related costs. The Company incurred $76.9 million of costs during fiscal year 2020 and anticipates incurring the remaining costs during fiscal year 2021 for employee severance and benefit costs, asset write-off costs, and other related costs.

The tables below summarize the Company’s liability activity (in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2018	$18,131	$2,684	$—	$522	$21,337
Restructuring related charges	16,029	(41)	(3,566)	2,071	14,493
Asset write-off charge and other non-cash activity	(494)	—	3,566	(18)	3,054
Cash payments	(30,504)	(663)	—	(1,786)	(32,953)
Balance as of August 31, 2019(1)	3,162	1,980	—	789	5,931
Restructuring related charges	37,416	7,666	32,945	617	78,644
Asset write-off charge and other non-cash activity	(222)	(6,435)	(32,945)	18	(39,584)
Cash payments	(32,213)	(895)	—	(998)	(34,106)
Balance as of August 31, 2020(2)	$8,143	$2,316	$—	$426	$10,885

(1)	Balance as of August 31, 2019 primarily relates to the 2017 Restructuring Plan.

(2)	Balance as of August 31, 2020 primarily relates to the 2020 Restructuring Plan.
15. Income Taxes
Provision for Income Taxes
Income (loss) before income tax expense is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Domestic(1)	$(452,233)	$(415,707)	$(426,897)
Foreign(1)	712,971	866,411	800,298
	$260,738	$450,704	$373,401

(1)	Includes the elimination of intercompany foreign dividends paid to the U.S.

Income tax expense (benefit) is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Current:
Domestic - federal	$(3,054)	$(23,675)	$69,080
Domestic - state	1,367	1,383	134
Foreign	179,462	175,993	178,790
Total current	177,775	153,701	248,004
Deferred:
Domestic - federal	(9,692)	(8,000)	(24,342)
Domestic - state	107	(2,202)	93
Foreign	35,769	17,731	62,105
Total deferred	26,184	7,529	37,856
Total income tax expense	$203,959	$161,230	$285,860

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is summarized below:

	Fiscal Year Ended August 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	25.7%
State income taxes, net of federal tax benefit	(2.6)	(1.7)	(1.5)
Impact of foreign tax rates(1)(2)	(0.9)	(9.9)	(19.3)
Permanent impact of non-deductible cost	3.2	1.8	5.9
Income tax credits(1)	(2.5)	(3.1)	(2.8)
Changes in tax rates on deferred tax assets and liabilities(3)	10.3	0.2	4.0
One-time transition tax related to the Tax Act(4)	—	(0.5)	62.2
Indefinite reinvestment assertion impact(5)	—	0.9	5.8
Valuation allowance(6)	16.8	1.3	(16.4)
Non-deductible equity compensation	2.2	1.4	5.5
Impact of intercompany charges and dividends	15.0	10.4	7.3
Reclassification of stranded tax effects in AOCI	—	—	(4.0)
Global Intangible Low-Taxed Income(7)	13.7	10.4	—
Other, net	2.0	3.6	4.2
Effective income tax rate	78.2%	35.8%	76.6%

(1)
The Company has been granted tax incentives for various subsidiaries in Brazil, China, Malaysia, Singapore and Vietnam, which expire at various dates through fiscal year 2031 and are subject to certain conditions with which the Company expects to comply. These tax incentives resulted in a tax benefit of approximately $42.6 million ($0.28 per basic share), $67.3 million ($0.43 per basic share) and $52.1 million ($0.30 per basic share) during the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

(2)
For the fiscal year ended August 31, 2020, the decrease in the impact of foreign tax rates was primarily related to decreased income in low tax rate jurisdictions. For the fiscal year ended August 31, 2019, the decrease in the impact of foreign tax rates was primarily due to a decrease in the U.S. federal statutory income tax rate due to the Tax Act.

(3)
For the fiscal year ended August 31, 2020, the increase in the changes in tax rates on deferred tax assets and liabilities was primarily due to the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive of $21.2 million. For the fiscal year ended August 31, 2018, the changes in tax rates on deferred tax assets and liabilities included changes related to the Tax Act, excluding the impact of the enacted rate change on the U.S. valuation allowance.

(4)
The one-time transition tax impact for the fiscal year ended August 31, 2018 was due to the comprehensive tax legislation enacted on December 22, 2017, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”). The enacted changes included a mandatory income inclusion of the historically untaxed foreign earnings of a U.S. company’s foreign subsidiaries and effectively taxed such income at reduced tax rates (“transition tax”). The calculation of the one-time transition tax is based upon post-1986 earnings and profits, applicable foreign tax credits and relevant limitations, utilization of U.S. federal net operating losses and tax credits and the amount of foreign earnings held in cash and non-cash assets.

(5)
As a result of the Tax Act, the Company made a change to the indefinite reinvestment assertion for the fiscal year ended August 31, 2018 resulting in foreign withholding taxes that would be incurred upon such future remittances of cash.

(6)
The valuation allowance change for the fiscal year ended August 31, 2020 was primarily due to the increase in deferred tax assets for sites with existing valuation allowances. The valuation allowance change for the fiscal years ended August 31, 2019 and 2018 was primarily due to utilization of domestic federal net operating losses and tax credits against the one-time transition tax and the change in enacted tax rate applied to U.S. deferred tax assets and liabilities for the fiscal year ended August 31, 2018. The increase for the fiscal year ended August 31, 2019 was partially offset by an income tax benefit of $17.5 million for the reversal of a U.S. valuation allowance due to an intangible asset reclassification from indefinite-life to finite-life.

(7)
GILTI, a newly defined category of foreign subsidiary income which is taxable to U.S. shareholders each year, applied beginning in the fiscal year ended August 31, 2019 and primarily results in the utilization of current year U.S. federal operating losses. The Company records the effects of GILTI as a period cost.

Deferred Tax Assets and Liabilities
Significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$197,516	$183,297
Receivables	7,749	6,165
Inventories	10,917	9,590
Compensated absences	12,292	10,401
Accrued expenses	85,363	81,731
Property, plant and equipment, principally due to differences in depreciation and amortization	42,484	66,268
Domestic tax credits	29,426	42,464
Foreign jurisdiction tax credits	15,282	15,345
Equity compensation	11,369	9,796
Domestic interest carryforwards	4,846	5,853
Cash flow hedges	9,064	9,878
Capital loss carryforwards	20,087	7,799
Revenue recognition	43,376	19,195
Operating lease liabilities	89,424	—
Other	18,120	21,907
Total deferred tax assets before valuation allowances	597,315	489,689
Less valuation allowances	(341,200)	(287,604)
Net deferred tax assets	$256,115	$202,085
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	76,711	75,387
Intangible assets	32,262	39,242
Operating lease assets	83,311	—
Other	13,081	4,447
Total deferred tax liabilities	$205,365	$119,076
Net deferred tax assets	$50,750	$83,009

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded.
As of August 31, 2020, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. As of August 31, 2020, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $2.4 billion. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.2 billion.
Tax Carryforwards
The amount and expiration dates of income tax net operating loss carryforwards, tax credit carryforwards, and tax capital loss carryforwards, which are available to reduce future taxes, if any, as of August 31, 2020 are as follows:

(dollars in thousands)	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Domestic - state	2040 or indefinite	$57,131
Foreign	2030 or indefinite	$667,388
Tax credit carryforwards:(1)
Domestic - federal	2030	$26,315
Domestic - state	2027 or indefinite	$3,858
Foreign(2)	2027 or indefinite	$15,282
Tax capital loss carryforwards:(3)
Domestic - federal	2025	$78,700

(1)	Net of unrecognized tax benefits.

(2)	Calculated based on the deferral method and includes foreign investment tax credits.

(3)	The tax capital loss carryforwards were primarily from an impairment of an investment that was deemed worthless for tax purposes.
Unrecognized Tax Benefits
Reconciliation of the unrecognized tax benefits is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Beginning balance	$164,383	$256,705	$201,355
Additions for tax positions of prior years	9,841	20,158	14,465
Reductions for tax positions of prior years(1)	(9,346)	(106,252)	(21,045)
Additions for tax positions related to current year(2)	26,360	35,769	81,866
Cash settlements	(510)	—	(1,659)
Reductions from lapses in statutes of limitations	(1,054)	(2,570)	(7,496)
Reductions from non-cash settlements with taxing authorities(3)	(2,226)	(35,582)	(5,928)
Foreign exchange rate adjustment	2,345	(3,845)	(4,853)
Ending balance	$189,793	$164,383	$256,705
Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$108,551	$93,237	$117,455

(1)
The reductions for tax positions of prior years for the fiscal year ended August 31, 2019 are primarily related to a non-U.S. taxing authority ruling related to certain non-U.S. net operating loss carryforwards, offset with a valuation allowance and the impacts of the Tax Act.

(2)
The additions for the fiscal years ended August 31, 2020 are primarily related to taxation of certain intercompany transactions. The additions for the fiscal years ended August 31, 2019 and 2018 are primarily related to the impacts of the Tax Act and taxation of certain intercompany transactions.

(3)	The reductions from settlements with taxing authorities for the fiscal year ended August 31, 2019 are primarily related to the settlement of a U.S. audit.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $22.8 million and $18.9 million as of August 31, 2020 and 2019, respectively. The Company recognized interest and penalties of approximately $3.9 million, $(1.5) million and $(6.7) million during the fiscal years ended August 31, 2020, 2019 and 2018, respectively.
It is reasonably possible that the August 31, 2020 unrecognized tax benefits could decrease during the next 12 months by $4.9 million, primarily related to a taxing authority agreement associated with intercompany transactions.
The Company is no longer subject to U.S. federal tax examinations for fiscal years before August 31, 2015. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2010 and August 31, 2009, respectively.
16. Business Acquisitions
Fiscal years 2019 and 2020
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
On September 30, 2019, under the terms of the Framework Agreement, the Company completed the third closing of its acquisition of certain assets of JJMD. The aggregate purchase price paid for the third closing was approximately $113.1 million in cash. For the third closing, total assets acquired of $196.2 million, including $80.7 million in contract assets, $34.0 million in inventory and $56.0 million in goodwill, and total liabilities assumed of $83.1 million, including $73.5 million of pension obligations, were recorded at their estimated fair values as of the acquisition date. There were no intangible assets identified in this acquisition and the goodwill is primarily attributable to the assembled workforce. The majority of the goodwill is currently not expected to be deductible for income tax purposes.
The acquisitions of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. The results of operations were included in the Company’s consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing and September 30, 2019 for the third closing. The Company believes it is impracticable to provide pro forma information for the acquisitions of the JJMD assets.
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
17. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		August 31, 2020	August 31, 2019
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$33,869	$27,804
Prepaid expenses and other current assets:
Short-term investments	Level 1		16,556	14,088
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	11,201	904
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	58,893	6,878
Other assets:
Senior Non-Convertible Preferred Stock	Level 3	(3)	—	33,102
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	$1,522	$15,999
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	9,100	55,391
Interest rate swaps:
Derivatives designated as hedging instruments (Note 11)	Level 2	(4)	—	5,918
Derivatives not designated as hedging instruments (Note 11)	Level 2	(4)	540	—
Extended interest rate swap not designated as a hedging instrument (Note 11)	Level 2	(5)	26,492	—
Other liabilities:
Interest rate swap:
Derivatives designated as hedging instruments (Note 11)	Level 2	(4)	—	35,045
Derivatives not designated as hedging instruments (Note 11)	Level 2	(4)	329	—
Extended interest rate swap not designated as a hedging instrument (Note 11)	Level 2	(5)	13,111	—

(1)	Consist of investments that are readily convertible to cash with original maturities of 90 days or less.

(2)	The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

(3)
During the fourth quarter of fiscal year 2020, the Company recognized an impairment on its investment in the Senior Non-Convertible Preferred Stock of iQor Holdings, Inc. (“iQor”) in connection with iQor’s bankruptcy filing. The Company does not expect to recover any of the investment value and recognized the entire remaining investment of $36.4 million as a loss on securities.

(4)
Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads.

(5)
The 2020 Extended Interest Rate Swaps are considered a hybrid instrument and the Company elected the fair value option for reporting. Fair value measurements are based on the contractual terms of the contract and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows using observable inputs including interest rate curves and credit spreads.

Assets Held for Sale
The following table presents the assets held for sale (in thousands):

	August 31, 2020	August 31, 2019
(in thousands)	Carrying Amount	Carrying Amount
Assets held for sale (1)	$67,380	$—

(1)
The fair value of assets held for sale exceeds the carrying value for $30.1 million of assets held for sale. For $37.3 million of assets held for sale, the carrying value approximates the fair value with the asset value measured using Level 2 inputs.

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair value of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			August 31, 2020		August 31, 2019
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 7)
5.625% Senior Notes	Level 2	(1)	$—	$—	$398,886	$416,000
4.700% Senior Notes	Level 2	(1)	498,659	537,180	498,004	525,890
4.900% Senior Notes	Level 3	(2)	299,300	329,435	299,057	318,704
3.950% Senior Notes	Level 2	(1)	495,440	551,930	494,825	509,845
3.600% Senior Notes	Level 2	(1)	494,756	536,110	—	—
3.000% Senior Notes	Level 2	(1)	590,162	611,616	—	—

(1)	The fair value estimates are based upon observable market data.

(2)	This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
Refer to Note 10 - “Postretirement and Other Employee Benefits” for disclosure surrounding the fair value of the Company’s pension plan assets.
18. Commitments and Contingencies
Lease Agreements
The Company primarily has leases for buildings and real estate with lease terms ranging from 1 year to 36 years. Refer to Note 5 – “Leases” for the future minimum lease payments under operating and finance leases as of August 31, 2020.
Legal Proceedings
The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
19. New Accounting Guidance
Recently Adopted Accounting Guidance
During fiscal year 2016, the FASB issued a new accounting standard revising lease accounting, which requires the Company to recognize right-of-use assets and lease liabilities on the Consolidated Balance Sheet and disclose key information regarding leasing arrangements. The accounting standard became effective for the Company in fiscal year 2020. Refer to Note 5 - “Leases” to the Consolidated Financial Statements for further details.
During fiscal year 2017, the FASB issued a new accounting standard to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities by simplifying the application of hedge accounting and improving the related disclosures in its financial statements. This guidance became effective for the Company beginning in fiscal year 2020. The guidance was applied using a modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Guidance
During fiscal year 2016, the FASB issued an accounting standard, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This guidance is effective for the Company beginning in the first quarter of fiscal year 2021. This guidance must be applied using a modified retrospective or prospective transition method, depending on the area covered by this accounting standard. The adoption of this standard does not have a material impact on its Consolidated Financial Statements.
During fiscal year 2018, the FASB issued a new accounting standard which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance will be applied prospectively and is effective for the Company beginning in the first quarter of fiscal year 2021. The Company does not expect this new standard to have a material impact on its Consolidated Financial Statements.
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
Date: October 22, 2020

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN	Chairman of the Board of Directors	October 22, 2020
Timothy L. Main

By:	/s/ THOMAS A. SANSONE	Vice Chairman of the Board of Directors	October 22, 2020
Thomas A. Sansone

By:	/s/ MARK T. MONDELLO	Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2020
Mark T. Mondello

By:	/s/ MICHAEL DASTOOR	Chief Financial Officer (Principal Financial and Accounting Officer)	October 22, 2020
Michael Dastoor

By:	/s/ ANOUSHEH ANSARI	Director	October 22, 2020
Anousheh Ansari

By:	/s/ MARTHA F. BROOKS	Director	October 22, 2020
Martha F. Brooks

By:	/s/ CHRISTOPHER S. HOLLAND	Director	October 22, 2020
Christopher S. Holland

By:	/s/ JOHN C. PLANT	Director	October 22, 2020
John C. Plant

By:	/s/ STEVEN A. RAYMUND	Director	October 22, 2020
Steven A. Raymund

By:	/s/ DAVID M. STOUT	Director	October 22, 2020
David M. Stout

By:	/s/ KATHLEEN A. WALTERS	Director	October 22, 2020
Kathleen A. Walters

SCHEDULE II
JABIL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2020	$17,221	$24,574	$—	$(15,968)	$25,827
Fiscal year ended August 31, 2019	$15,181	$15,867	$—	$(13,827)	$17,221
Fiscal year ended August 31, 2018	$14,134	$12,545	$—	$(11,498)	$15,181

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2020	$69,553	$60,084	$—	$(44,378)	$85,259
Fiscal year ended August 31, 2019	$60,940	$34,091	$—	$(25,478)	$69,553
Fiscal year ended August 31, 2018	$46,013	$35,538	$—	$(20,611)	$60,940

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Reductions Charged to Costs and Expenses	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2020	$287,604	$54,249	$9,664	$(10,317)	$341,200
Fiscal year ended August 31, 2019	$223,487	$22,750	$58,117	$(16,750)	$287,604
Fiscal year ended August 31, 2018	$285,559	$18,418	$(886)	$(79,604)	$223,487

See accompanying report of independent registered public accounting firm.