Form 10-Q
period 2020-11-30
JABIL INC
filed 2021-01-08
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2020, there were 150,175,999 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	November 30, 2020 (Unaudited)	August 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,107,573	$1,393,557
Accounts receivable, net of allowance for doubtful accounts of $24,479 as of November 30, 2020 and $25,827 as of August 31, 2020	3,651,869	2,847,743
Contract assets	1,088,059	1,104,700
Inventories, net	3,271,842	3,131,783
Prepaid expenses and other current assets	727,849	657,102
Total current assets	9,847,192	9,134,885
Property, plant and equipment, net of accumulated depreciation of $4,676,152 as of November 30, 2020 and $4,525,758 as of August 31, 2020	3,792,091	3,665,312
Operating lease right-of-use asset	391,004	362,847
Goodwill	706,625	696,853
Intangible assets, net of accumulated amortization of $406,694 as of November 30, 2020 and $395,074 as of August 31, 2020	198,801	209,870
Deferred income taxes	165,264	165,407
Other assets	168,501	162,242
Total assets	$15,269,478	$14,397,416
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$50,195	$50,194
Accounts payable	6,431,567	5,687,038
Accrued expenses	3,061,092	3,211,528
Current operating lease liabilities	119,150	110,723
Total current liabilities	9,662,004	9,059,483
Notes payable and long-term debt, less current installments	2,679,005	2,678,288
Other liabilities	331,093	268,925
Non-current operating lease liabilities	324,379	302,035
Income tax liabilities	163,459	148,629
Deferred income taxes	115,587	114,657
Total liabilities	13,275,527	12,572,017
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 266,047,352 and 263,830,270 shares issued and 150,471,570 and 150,330,358 shares outstanding as of November 30, 2020 and August 31, 2020, respectively	266	264
Additional paid-in capital	2,445,582	2,413,616
Retained earnings	2,228,729	2,040,922
Accumulated other comprehensive loss	(14,346)	(34,168)
Treasury stock at cost, 115,575,782 and 113,499,912 shares as of November 30, 2020 and August 31, 2020, respectively	(2,680,860)	(2,609,250)
Total Jabil Inc. stockholders’ equity	1,979,371	1,811,384
Noncontrolling interests	14,580	14,015
Total equity	1,993,951	1,825,399
Total liabilities and equity	$15,269,478	$14,397,416
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended
	November 30, 2020	November 30, 2019
Net revenue	$7,832,529	$7,505,698
Cost of revenue	7,197,969	6,951,859
Gross profit	634,560	553,839
Operating expenses:
Selling, general and administrative	302,752	328,899
Research and development	8,118	10,770
Amortization of intangibles	11,455	16,140
Restructuring, severance and related charges	(1,715)	45,251
Operating income	313,950	152,779
Other (income) expense	(1,922)	11,172
Interest income	(1,881)	(5,944)
Interest expense	32,346	44,911
Income before income tax	285,407	102,640
Income tax expense	84,400	61,926
Net income	201,007	40,714
Net income attributable to noncontrolling interests, net of tax	565	292
Net income attributable to Jabil Inc.	$200,442	$40,422
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.33	$0.26
Diluted	$1.31	$0.26
Weighted average shares outstanding:
Basic	150,157	153,100
Diluted	152,918	156,462
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended
	November 30, 2020	November 30, 2019
Net income	$201,007	$40,714
Other comprehensive income (loss):
Change in foreign currency translation	10,718	(529)
Change in derivative instruments:
Change in fair value of derivatives	24,911	10,945
Adjustment for net (gains) losses realized and included in net income	(15,551)	6,883
Total change in derivative instruments	9,360	17,828
Unrealized loss on available for sale securities	—	(8,827)
Actuarial loss	(256)	—
Total other comprehensive income	19,822	8,472
Comprehensive income	$220,829	$49,186
Comprehensive income attributable to noncontrolling interests	565	292
Comprehensive income attributable to Jabil Inc.	$220,264	$48,894
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three months ended
	November 30, 2020	November 30, 2019
Total stockholders' equity, beginning balances	$1,825,399	$1,900,758
Common stock:
Beginning balances	264	260
Vesting of restricted stock	2	2
Ending balances	266	262
Additional paid-in capital:
Beginning balances	2,413,616	2,304,552
Vesting of restricted stock	(2)	(2)
Recognition of stock-based compensation	31,968	27,757
Ending balances	2,445,582	2,332,307
Retained earnings:
Beginning balances	2,040,922	2,037,037
Declared dividends	(12,635)	(12,701)
Net income attributable to Jabil Inc.	200,442	40,422
Ending balances	2,228,729	2,064,758
Accumulated other comprehensive loss:
Beginning balances	(34,168)	(82,794)
Other comprehensive income	19,822	8,472
Ending balances	(14,346)	(74,322)
Treasury stock:
Beginning balances	(2,609,250)	(2,371,612)
Purchases of treasury stock under employee stock plans	(21,581)	(19,317)
Treasury shares purchased	(50,029)	(96,390)
Ending balances	(2,680,860)	(2,487,319)
Noncontrolling interests:
Beginning balances	14,015	13,315
Net income attributable to noncontrolling interests	565	292
Ending balances	14,580	13,607
Total stockholders' equity, ending balances	$1,993,951	$1,849,293

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	November 30, 2020	November 30, 2019
Cash flows provided by operating activities:
Net income	$201,007	$40,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,766	202,859
Restructuring and related charges	(1,556)	18,347
Recognition of stock-based compensation expense and related charges	33,541	30,223
Deferred income taxes	(1,869)	(6,645)
Provision for allowance for doubtful accounts	2,426	10,413
Other, net	11,247	1,179
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(791,492)	(863,210)
Contract assets	27,971	(68,322)
Inventories	(134,723)	(286,775)
Prepaid expenses and other current assets	(54,243)	(31,413)
Other assets	(8,142)	(8,162)
Accounts payable, accrued expenses and other liabilities	575,527	981,736
Net cash provided by operating activities	65,460	20,944
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(352,881)	(230,393)
Proceeds and advances from sale of property, plant and equipment	110,792	23,209
Cash paid for business and intangible asset acquisitions, net of cash	(18,417)	(116,767)
Other, net	(3,367)	(1,779)
Net cash used in investing activities	(263,873)	(325,730)
Cash flows used in financing activities:
Borrowings under debt agreements	200,000	1,779,801
Payments toward debt agreements	(201,969)	(1,787,243)
Payments to acquire treasury stock	(50,029)	(96,390)
Dividends paid to stockholders	(13,814)	(13,731)
Treasury stock minimum tax withholding related to vesting of restricted stock	(21,581)	(19,317)
Net cash used in financing activities	(87,393)	(136,880)
Effect of exchange rate changes on cash and cash equivalents	(178)	(1,835)
Net decrease in cash and cash equivalents	(285,984)	(443,501)
Cash and cash equivalents at beginning of period	1,393,557	1,163,343
Cash and cash equivalents at end of period	$1,107,573	$719,842
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2020. Results for the three months ended November 30, 2020 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2021.
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
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the three months ended November 30, 2020 and 2019 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
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
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2021(2)
B	$150.0		Uncommitted	November 30, 2021
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023(3)
E	$150.0		Uncommitted	January 25, 2021(4)
F	$50.0		Uncommitted	February 23, 2023(5)
G	$100.0		Uncommitted	August 10, 2021(6)
H	$100.0		Uncommitted	July 21, 2021(7)
I	$650.0		Uncommitted	December 4, 2021(8)
J	$135.0		Uncommitted	April 11, 2021(9)
K	100.0	CHF	Uncommitted	December 5, 2021(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The program will be automatically extended through December 5, 2025 unless either party provides 30 days’ notice of termination.
(3)Any party may elect to terminate the agreement upon 30 days’ prior notice.
(4)The program will be automatically extended through January 25, 2023 unless either party provides 30 days’ notice of termination.
(5)Any party may elect to terminate the agreement upon 15 days’ prior notice.
(6)The program will be automatically extended through August 10, 2023 unless either party provides 30 days’ notice of termination.
(7)The program will be automatically extended through August 21, 2023 unless either party provides 30 days’ notice of termination.
(8)The program will be automatically extended through December 5, 2024 unless either party provides 30 days’ notice of termination.
(9)The program will be automatically extended through April 11, 2025 unless either party provides 30 days’ notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2020	November 30, 2019
Trade accounts receivable sold	$1,256	$1,962
Cash proceeds received	$1,255	$1,957
Pre-tax losses on sale of receivables(1)	$1	$5

(1)Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
    Inventories consist of the following (in thousands):

	November 30, 2020	August 31, 2020
Raw materials	$2,428,713	$2,389,719
Work in process	480,968	450,781
Finished goods	444,170	376,542
Reserve for excess and obsolete inventory	(82,009)	(85,259)
Inventories, net	$3,271,842	$3,131,783

4. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of November 30, 2020 and August 31, 2020 are summarized below (in thousands):

	Maturity Date	November 30, 2020	August 31, 2020
4.700% Senior Notes	Sep 15, 2022	$498,823	$498,659
4.900% Senior Notes	Jul 14, 2023	299,361	299,300
3.950% Senior Notes	Jan 12, 2028	495,594	495,440
3.600% Senior Notes	Jan 15, 2030	494,896	494,756
3.000% Senior Notes	Jan 15, 2031	590,400	590,162
Borrowings under credit facilities(1)	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025	—	—
Borrowings under loans	Jan 22, 2025	350,126	350,165
Total notes payable and long-term debt		2,729,200	2,728,482
Less current installments of notes payable and long-term debt		50,195	50,194
Notes payable and long-term debt, less current installments		$2,679,005	$2,678,288

(1)As of November 30, 2020, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The Revolving Credit Facility under the five-year unsecured credit facility entered into on January 22, 2020 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.700%, 4.900%, 3.950%, 3.600% or 3.000% Senior Notes upon a change of control. As of November 30, 2020 and August 31, 2020, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 16 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
5. Asset-Backed Securitization Programs
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the three months ended November 30, 2020 and 2019 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Condensed Consolidated Financial Statements. As of November 30, 2020, the special purpose entity has liabilities for which creditors do not have recourse to the general credit of the Company (primary beneficiary). The liabilities cannot exceed the maximum amount of net cash proceeds under the foreign asset-backed securitization program.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of November 30, 2020.
The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2020.
Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)(2)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)Maximum amount available at any one time.
(2)As of November 30, 2020, the Company had up to $6.3 million in available liquidity under its asset-backed securitization programs.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2020	November 30, 2019
Trade accounts receivable sold	$1,173	$1,162
Cash proceeds received(1)	$1,171	$1,156
Pre-tax losses on sale of receivables(2)	$2	$6

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of November 30, 2020 and August 31, 2020, the Company was in compliance with all covenants under the asset-backed securitization programs.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	November 30, 2020	August 31, 2020
Contract liabilities(1)	$441,151	$496,219
Accrued compensation and employee benefits	740,959	703,250
Other accrued expenses	1,878,982	2,012,059
Accrued expenses	$3,061,092	$3,211,528

(1)Revenue recognized during the three months ended November 30, 2020 and 2019 that was included in the contract liability balance as of August 31, 2020 and 2019 was $170.3 million and $101.4 million, respectively.

7. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months ended November 30, 2020 and 2019 (in thousands):

	Three months ended
	November 30, 2020	November 30, 2019
Service cost (1)	$6,078	$4,463
Interest cost (2)	1,121	763
Expected long-term return on plan assets (2)	(3,870)	(2,786)
Recognized actuarial (gain) loss (2)	(1,243)	223
Amortization of actuarial gain (2)	(1,724)	—
Amortization of prior service credit (2)	(13)	(11)
Net periodic benefit cost	$349	$2,652

(1)Service cost is recognized in cost of revenue in the Condensed Consolidated Statement of Operations.
(2)Components are recognized in other expense in the Condensed Consolidated Statement of Operations.
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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.0 billion and $355.2 million as of November 30, 2020 and August 31, 2020, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2020 and November 30, 2021.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of November 30, 2020 and August 31, 2020, was $3.5 billion and $2.9 billion, respectively.

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

The following table presents the gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain on Derivatives Recognized in Net Income	Amount of Gain Recognized in Net Income on Derivatives
		Three months ended
		November 30, 2020	November 30, 2019
Forward foreign exchange contracts(1)	Cost of revenue	$84,006	$26,718

(1)During the three months ended November 30, 2020 and 2019, the Company recognized $72.9 million and $28.9 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of November 30, 2020, which have been designated as hedging instruments and accounted for as cash flow hedges:

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount (in millions)	Effective Date	Expiration Date (1)
Forward Interest Rate Swap
Anticipated Debt Issuance	Fixed	$250.0	November 2, 2020	July 31, 2024	(2)

(1)The contracts will be settled with the respective counterparties on a net basis at the expiration date for the forward interest rate swap.
(2)If the anticipated debt issuance occurs before July 31, 2024, the contracts will be terminated simultaneously with the debt issuance.
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
9. Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, by component for the three months ended November 30, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Total
Balance as of August 31, 2020	$(36,595)	$(30,996)	$34,093	$(670)	$(34,168)
Other comprehensive income (loss) before reclassifications	10,718	24,911	(256)	—	35,373
Amounts reclassified from AOCI	—	(15,551)	—	—	(15,551)
Other comprehensive income (loss)(1)	10,718	9,360	(256)	—	19,822
Balance as of November 30, 2020	$(25,877)	$(21,636)	$33,837	$(670)	$(14,346)

(1)Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended
Comprehensive Income Components	Financial Statement Line Item	November 30, 2020	November 30, 2019
Realized (gains) losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$(16,368)	$7,314
Interest rate contracts	Interest expense	817	(431)
Total amounts reclassified from AOCI(2)		$(15,551)	$6,883

(1)The Company expects to reclassify $14.5 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are net of tax, which are immaterial for the three months ended November 30, 2020 and 2019.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended
	November 30, 2020	November 30, 2019
Restricted stock units	$31,273	$28,183
Employee stock purchase plan	2,268	2,040
Total	$33,541	$30,223

On October 15, 2020, the Company’s Board of Directors approved the proposed 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan will replace the Company’s 2011 Stock Award and Incentive Plan, which terminated on October 21, 2020. The proposed 2021 Plan will be voted on during the annual meeting of shareholders to be held on January 21, 2021.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During both the three months ended November 30, 2020 and 2019, the Company awarded approximately 1.1 million time-based restricted stock units, 0.3 million performance-based restricted stock units and 0.3 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in thousands):

November 30, 2020
Unrecognized stock-based compensation expense—restricted stock units	$70,544
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding

The following represents the common stock outstanding for the periods indicated:

	Three months ended
	November 30, 2020	November 30, 2019
Common stock outstanding:
Beginning balances	150,330,358	153,520,380
Shares issued upon exercise of stock options	—	13,930
Vesting of restricted stock	2,217,082	1,916,740
Purchases of treasury stock under employee stock plans	(601,406)	(530,417)
Treasury shares purchased(1)	(1,474,464)	(2,620,277)
Ending balances	150,471,570	152,300,356

(1)In September 2019, the Company’s Board of Directors authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of November 30, 2020, 7.5 million shares had been repurchased for $263.9 million and $336.1 million remains available under the 2020 Share Repurchase Program.
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2020, the Company’s five largest customers accounted for approximately 50% of its net revenue and 68 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
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
As of September 1, 2020, certain customers have been realigned within the Company’s operating segments. As there have been no changes to how the Company’s chief operating decision maker assesses operating performance and allocates resources, the Company’s operating segments which are the reporting segments continue to consist of the DMS and EMS segments. Customers within the automotive and transportation and smart home and appliances industries are now presented within the DMS segment. Prior period disclosures are restated to reflect the realignment.

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended
	November 30, 2020			November 30, 2019
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,057,019	$2,239,828	$3,296,847	$1,383,752	$1,876,637	$3,260,389
Over time	2,536,028	1,999,654	4,535,682	2,375,186	1,870,123	4,245,309
Total	$3,593,047	$4,239,482	$7,832,529	$3,758,938	$3,746,760	$7,505,698

The following tables set forth operating segment information (in thousands):

	Three months ended
	November 30, 2020	November 30, 2019
Segment income and reconciliation of income before income tax
EMS	$121,978	$89,354
DMS	242,959	187,961
Total segment income	$364,937	$277,315
Reconciling items:
Amortization of intangibles	(11,455)	(16,140)
Stock-based compensation expense and related charges	(33,541)	(30,223)
Restructuring, severance and related charges	1,715	(45,251)
Distressed customer charge	—	(14,963)
Acquisition and integration charges	(2,113)	(16,134)
Other expense (net of periodic benefit cost)	(3,671)	(12,997)
Interest income	1,881	5,944
Interest expense	(32,346)	(44,911)
Income before income tax	$285,407	$102,640

	November 30, 2020	August 31, 2020
Total assets
EMS	$4,001,727	$3,233,681
DMS	6,953,659	6,641,764
Other non-allocated assets	4,314,092	4,521,971
	$15,269,478	$14,397,416

As of November 30, 2020, the Company operated in 31 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale.

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2020	November 30, 2019
Foreign source revenue	83.6%	81.8%

12. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in thousands):

	Three months ended
	November 30, 2020	November 30, 2019
Employee severance and benefit costs	$568	$18,781
Lease costs	(2,873)	239
Asset write-off costs	(2)	16,316
Other costs	592	9,915
Total restructuring, severance and related charges(1)	$(1,715)	$45,251

(1)Primarily relates to the 2020 Restructuring Plan, and includes $(3.0) million and $17.4 million recorded in the EMS segment, $1.0 million and $25.2 million recorded in the DMS segment and $0.3 million and $2.7 million of non-allocated charges for the three months ended November 30, 2020 and 2019, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

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

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2020	$8,143	$2,316	$—	$426	$10,885
Restructuring related charges	264	(2,873)	(2)	497	(2,114)
Asset write-off charge and other non-cash activity	—	1,554	2	—	1,556
Cash payments	(4,525)	(56)	—	(171)	(4,752)
Balance as of November 30, 2020	$3,882	$941	$—	$752	$5,575
The Company’s liability associated with the worldwide workforce reduction is $27.5 million as of November 30, 2020.
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended
	November 30, 2020	November 30, 2019
U.S. federal statutory income tax rate	21.0%	21.0%
Effective income tax rate	29.6%	60.3%
The effective income tax rate decreased for the three months ended November 30, 2020, compared to the three months ended November 30, 2019, primarily due to increased income for the three months ended November 30, 2020, driven in part by decreased restructuring charges in tax jurisdictions with minimal related income tax benefit.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months ended November 30, 2020 and 2019, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances and (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam.
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

	Three months ended
	November 30, 2020	November 30, 2019
Restricted stock units	1,074	1,126
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2020 and 2019 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2021:	October 15, 2020	$0.08	$12,417	November 16, 2020	December 2, 2020
Fiscal Year 2020:	October 17, 2019	$0.08	$12,647	November 15, 2019	December 2, 2019
15. Business Acquisitions
During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a Framework Agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.
On October 26, 2020, under the terms of the Framework Agreement, the Company completed the fourth closing of its acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the fourth closing was approximately $18.4 million in cash, which remains subject to certain post-closing adjustments based on conditions within the Framework Agreement. Total assets acquired of $30.6 million and total liabilities assumed of $12.2 million were recorded at their estimated fair values as of the acquisition date.
The acquisition of the JJMD assets was accounted for as a business combination using the acquisition method of accounting. The Company is currently evaluating the fair value of the assets and liabilities related to the fourth closing. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s condensed consolidated financial results beginning on October 26, 2020 for the fourth closing. The Company believes it is impracticable to provide pro forma information for the acquisition of the JJMD assets.
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		November 30, 2020	August 31, 2020
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$24,894	$33,869
Prepaid expenses and other current assets:
Short-term investments	Level 1		17,220	16,556
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	24,094	11,201
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	104,364	58,893
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	$722	$1,522
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	6,540	9,100
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 8)	Level 2	(3)	1,663	540
Extended interest rate swap not designated as a hedging instrument (Note 8)	Level 2	(4)	25,259	26,492
Other liabilities:
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 8)	Level 2	(3)	947	329
Extended interest rate swap not designated as a hedging instrument (Note 8)	Level 2	(4)	12,425	13,111
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 8)	Level 2	(3)	1,241	—

(1)Consist of investments that are readily convertible to cash with original maturities of 90 days or less.
(2)The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
(3)Fair value measurements are based on the contractual terms of the derivatives and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis on the expected cash flows of each derivative using observable inputs including interest rate curves and credit spreads.
(4)The 2020 Extended Interest Rate Swaps are considered a hybrid instrument and the Company elected the fair value option for reporting. Fair value measurements are based on the contractual terms of the contract and use observable market-based inputs. The interest rate swaps are valued using a discounted cash flow analysis of the expected cash flows using observable inputs including interest rate curves and credit spreads.
Assets Held for Sale
The following table presents the assets held for sale (in thousands):

	November 30, 2020	August 31, 2020
(in thousands)	Carrying Amount	Carrying Amount
Assets held for sale (1)	$66,180	$67,380

(1)The fair value of assets held for sale exceeds the carrying value for $30.1 million of assets held for sale. For $36.1 million of assets held for sale, the carrying value approximates the fair value with the asset value measured using Level 2 inputs.
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

Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			November 30, 2020		August 31, 2020
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
4.700% Senior Notes	Level 2	(1)	$498,823	$535,080	$498,659	$537,180
4.900% Senior Notes	Level 3	(2)	299,361	328,810	299,300	329,435
3.950% Senior Notes	Level 2	(1)	495,594	561,005	495,440	551,930
3.600% Senior Notes	Level 2	(1)	494,896	553,710	494,756	536,110
3.000% Senior Notes	Level 2	(1)	590,400	629,262	590,162	611,616

(1)The fair value estimates are based upon observable market data.
(2)This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
17. Commitments and Contingencies
The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
18. New Accounting Guidance
Recently Adopted Accounting Guidance
During fiscal year 2016, the FASB issued an accounting standard, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted the guidance during the first quarter of fiscal year 2021. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

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
Recently Issued Accounting Guidance
Recently issued accounting guidance is not applicable or did not have, or is not expected to have, a material impact to the Company.

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 such as, the scope and duration of the COVID-19 outbreak and its impact on our operations, sites, customers and supply chain; managing growth effectively; our dependence on a limited number of customers; competitive challenges affecting our customers; managing rapid declines or increases in customer demand and other related customer challenges that may occur; risks arising from relationships with emerging companies; changes in technology; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks associated with international sales and operations; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; energy prices; and asset impairment); changes in financial accounting standards or policies; and risk of natural disaster, climate change or other global events. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires.

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

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Malaysia, Mexico, Singapore, the United States and Vietnam. We derived a substantial majority, 83.6% of net revenue from our international operations for the three months ended November 30, 2020. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-cap, and networking and storage industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS includes customers primarily in the automotive and transportation, connected devices, healthcare and packaging, and mobility industries.

As of September 1, 2020, certain customers have been realigned within our operating segments. Our operating segments, which are the reporting segments, continue to consist of the DMS and EMS segments. Customers within the automotive and transportation and smart home and appliances industries are now presented within the DMS segment. Prior period disclosures are restated to reflect the realignment.

We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.

COVID-19

The COVID-19 pandemic, which began to impact us in January 2020, has continued to affect our business and the businesses of our customers and suppliers. Travel and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in Asia, Europe and the Americas. Essential activity exceptions from these restrictions have allowed us to continue to operate. Nevertheless, virus containment efforts have resulted in additional direct costs and a reduction in revenue in certain end markets.

Additionally, certain of the Company’s suppliers were similarly impacted by the COVID-19 pandemic, leading to supply chain constraints, including difficulty sourcing materials necessary to fulfill customer production requirements and challenges in transporting completed products to our end customers.

Our performance is subject to global economic conditions, as well as their impacts on levels of consumer spending and the production of goods. These current conditions are impacted by COVID-19 and will continue to have an impact on our operations over the fiscal year and likely beyond.

See “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, “The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has, and is expected to continue to have, a material and adverse impact on our financial condition and results of operations.”
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2020	November 30, 2019
Net revenue	$7,832,529	$7,505,698
Gross profit	$634,560	$553,839
Operating income	$313,950	$152,779
Net income attributable to Jabil Inc.	$200,442	$40,422
Earnings per share—basic	$1.33	$0.26
Earnings per share—diluted	$1.31	$0.26
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2020	August 31, 2020	November 30, 2019
Sales cycle(1)	16 days	16 days	23 days
Inventory turns (annualized)(2)	7 turns	6 turns	6 turns
Days in accounts receivable(3)	42 days	35 days	43 days
Days in inventory(4)	55 days	56 days	57 days
Days in accounts payable(5)	80 days	75 days	77 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended November 30, 2020, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2020, the increase in days in accounts payable from the prior sequential quarter was primarily due to an increase for material purchases during the quarter and the timing of payments.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.
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

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019	Change
Net revenue	$7,832.5	$7,505.7	4.4%

Net revenue increased during the three months ended November 30, 2020, compared to the three months ended November 30, 2019. Specifically, the DMS segment revenues increased 13% due to (i) a 7% increase in revenues from existing customers within our mobility business, (ii) a 3% increase in revenues from existing customers within our connected devices business, (iii) a 2% increase in revenues from new and existing customers in our healthcare and packaging businesses, and (iv) a 1% increase in revenues from other business. The EMS segment revenues decreased 4% primarily due to a decrease in revenues from existing customers within our cloud business, which began transitioning to a consignment model in fiscal year 2021.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2020	November 30, 2019
EMS	46%	50%
DMS	54%	50%
Total	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2020	November 30, 2019
Foreign source revenue	83.6%	81.8%

Gross Profit

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019
Gross profit	$634.6	$553.8
Percent of net revenue	8.1%	7.4%

For the three months ended November 30, 2020, gross profit as a percentage of net revenue increased as compared to the three months ended November 30, 2019. The increase is primarily due to product mix and improved profitability across the various businesses.
Selling, General and Administrative

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019	Change
Selling, general and administrative	$302.8	$328.9	$(26.1)
Selling, general and administrative expenses decreased during the three months ended November 30, 2020, compared to the three months ended November 30, 2019. The decrease is predominantly due to: (i) a $24.4 million decrease in salary and salary related expenses due to the fiscal year 2020 worldwide workforce reduction and lower travel expenses related to a decrease in travel due to the COVID-19 pandemic and (ii) a $14.0 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company. The decrease is partially offset by (i) a $9.0 million increase in costs related to the COVID-19 pandemic, including personal protection equipment for our employees globally and (ii) a $3.3 million increase in stock-based compensation expense.
Research and Development

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019
Research and development	$8.1	$10.8
Percent of net revenue	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months ended November 30, 2020, compared to the three months ended November 30, 2019.
Amortization of Intangibles

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019	Change
Amortization of intangibles	$11.5	$16.1	$(4.6)
Amortization of intangibles decreased during the three months ended November 30, 2020, compared to the three months ended November 30, 2019, primarily due to certain intangible assets that were fully amortized during fiscal year 2020.
Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended
	November 30, 2020	November 30, 2019
Employee severance and benefit costs	$0.6	$18.8
Lease costs	(2.9)	0.3
Asset write-off costs	—	16.3
Other costs	0.6	9.9
Total restructuring, severance and related charges(1)	$(1.7)	$45.3

(1)Primarily relates to the 2020 Restructuring Plan, and includes $(3.0) million and $17.4 million recorded in the EMS segment, $1.0 million and $25.2 million recorded in the DMS segment and $0.3 million and $2.7 million of non-allocated charges for the three months ended November 30, 2020 and 2019, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

See Note 12 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges for the 2020 Restructuring Plan.
Other (Income) Expense

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019	Change
Other (income) expense	$(1.9)	$11.2	$(13.1)
Other (income) expense decreased for the three months ended November 30, 2020, compared to the three months ended November 30, 2019, primarily due to: (i) $7.6 million related to a decrease in fees associated with lower utilization of the trade accounts receivable sales programs, (ii) $3.9 million related to lower net periodic benefit costs and (iii) $1.6 million arising from a reduction in other expense.
Interest Income

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019	Change
Interest income	$1.9	$5.9	$(4.0)
Interest income decreased during the three months ended November 30, 2020, compared to the three months ended November 30, 2019, primarily due to lower interest rates on cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest Expense

	Three months ended
(dollars in millions)	November 30, 2020	November 30, 2019	Change
Interest expense	$32.3	$44.9	$(12.6)
Interest expense decreased during the three months ended November 30, 2020, compared to the three months ended November 30, 2019 due to lower interest rates and lower borrowings on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended
	November 30, 2020	November 30, 2019	Change
Effective income tax rate	29.6%	60.3%	(30.7)%
The effective income tax rate decreased for the three months ended November 30, 2020, compared to the three months ended November 30, 2019, primarily due to increased income for the three months ended November 30, 2020, driven in part by decreased restructuring charges in tax jurisdictions with minimal related income tax benefit.
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
We are reporting “core” operating income, “core” earnings and cash flow to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring, severance and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended
(in thousands, except for per share data)	November 30, 2020	November 30, 2019
Operating income (U.S. GAAP)	$313,950	$152,779
Amortization of intangibles	11,455	16,140
Stock-based compensation expense and related charges	33,541	30,223
Restructuring, severance and related charges	(1,715)	45,251
Distressed customer charge (1)	—	14,963
Net periodic benefit cost (2)	5,593	1,825
Acquisition and integration charges (3)	2,113	16,134
Adjustments to operating income	50,987	124,536
Core operating income (Non-GAAP)	$364,937	$277,315
Net income attributable to Jabil Inc. (U.S. GAAP)	$200,442	$40,422
Adjustments to operating income	50,987	124,536
Net periodic benefit cost (2)	(5,593)	(1,825)
Adjustments for taxes	(595)	497
Core earnings (Non-GAAP)	$245,241	$163,630
Diluted earnings per share (U.S. GAAP)	$1.31	$0.26
Diluted core earnings per share (Non-GAAP)	$1.60	$1.05
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	152,918	156,462

(1)Relates to accounts receivable and inventory charges for certain distressed customers in the renewable energy sector during the three months ended November 30, 2019.
(2)Following the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715) (“ASU 2017-07”), pension service cost is recognized in cost of revenue and all other components of net periodic benefit cost, including return on plan assets, are presented in other expense.  We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(3)Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).

Adjusted Free Cash Flow

	Three months ended
(in thousands)	November 30, 2020	November 30, 2019
Net cash provided by operating activities (U.S. GAAP)	$65,460	$20,944
Acquisition of property, plant and equipment	(352,881)	(230,393)
Proceeds and advances from sale of property, plant and equipment	110,792	23,209
Adjusted free cash flow (Non-GAAP)	$(176,629)	$(186,240)
Acquisitions and Expansion
During fiscal year 2018, the Company and JJMD entered into a Framework Agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.
On October 26, 2020, under the terms of the Framework Agreement, we completed the fourth closing of our acquisition of certain assets of JJMD. The preliminary aggregate purchase price paid for the fourth closing was approximately $18.4 million in cash, which remains subject to certain post-closing adjustments based on conditions within the Framework Agreement. Total assets acquired of $30.6 million and total liabilities assumed of $12.2 million were recorded at their estimated fair values as of the acquisition date.
The acquisition of the JJMD assets was accounted for as a business combination using the acquisition method of accounting. The Company is currently evaluating the fair values of the assets and liabilities related to the fourth closing. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our consolidated financial results beginning on October 26, 2020 for the fourth closing. We believe it is impracticable to provide pro forma information for the acquisition of the JJMD assets.
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
Cash and Cash Equivalents
As of November 30, 2020, we had approximately $1.1 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. Most of our cash and cash equivalents as of November 30, 2020 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	Borrowings under revolving credit facilities(1)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2020	$498,659	$299,300	$495,440	$494,756	$590,162	$—	$350,165	$2,728,482
Borrowings	—	—	—	—	—	200,000		200,000
Payments	—	—	—	—	—	(200,000)	(72)	(200,072)
Other	164	61	154	140	238	—	33	790
Balance as of November 30, 2020	$498,823	$299,361	$495,594	$494,896	$590,400	$—	$350,126	$2,729,200
Maturity Date	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025	Jan 22, 2025
Original Facility/ Maximum Capacity	$500.0 million	$300.0 million	$500.0 million	$500.0 million	$600.0 million	$3.8 billion(1)	$351.9 million

(1)As of November 30, 2020, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The Revolving Credit Facility under the Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2020 and August 31, 2020, we were in compliance with our debt covenants. Refer to Note 4 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of November 30, 2020.
Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2020.
Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)Maximum amount available at any one time.
In connection with our asset-backed securitization programs, during the three months ended November 30, 2020, we sold accounts receivable of and received cash proceeds of $1.2 billion. As of November 30, 2020, we had up to $6.3 million in available liquidity under our asset-backed securitization programs.
Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of November 30, 2020 and August 31, 2020, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note

5 – “Asset-Backed Securitization Programs” to the Condensed Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2021(2)
B	$150.0		Uncommitted	November 30, 2021
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023(3)
E	$150.0		Uncommitted	January 25, 2021(4)
F	$50.0		Uncommitted	February 23, 2023(5)
G	$100.0		Uncommitted	August 10, 2021(6)
H	$100.0		Uncommitted	July 21, 2021(7)
I	$650.0		Uncommitted	December 4, 2021(8)
J	$135.0		Uncommitted	April 11, 2021(9)
K	100.0	CHF	Uncommitted	December 5, 2021(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The program will be automatically extended through December 5, 2025 unless either party provides 30 days notice of termination.
(3)Any party may elect to terminate the agreement upon 30 days prior notice.
(4)The program will be automatically extended through January 25, 2023 unless either party provides 30 days notice of termination.
(5)Any party may elect to terminate the agreement upon 15 days prior notice.
(6)The program will be automatically extended through August 10, 2023 unless either party provides 30 days notice of termination.
(7)The program will be automatically extended through August 21, 2023 unless either party provides 30 days notice of termination.
(8)The program will be automatically extended through December 5, 2024 unless either party provides 30 days notice of termination.
(9)The program will be automatically extended through April 11, 2025 unless either party provides 30 days notice of termination.
During the three months ended November 30, 2020, we sold accounts receivable of and received cash proceeds of $1.3 billion of trade accounts receivable under these programs. As of November 30, 2020, we had up to $1.8 billion in available liquidity under our trade accounts receivable sale programs.
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
Cash Flows
The following table sets forth selected consolidated cash flow information (in thousands):

	Three months ended
	November 30, 2020	November 30, 2019
Net cash provided by operating activities	$65,460	$20,944
Net cash used in investing activities	(263,873)	(325,730)
Net cash used in financing activities	(87,393)	(136,880)
Effect of exchange rate changes on cash and cash equivalents	(178)	(1,835)
Net decrease in cash and cash equivalents	$(285,984)	$(443,501)
Operating Activities
Net cash provided by operating activities during the three months ended November 30, 2020 was primarily due to an increase in accounts payable, accrued expenses and other liabilities, partially offset by increased accounts receivable, inventories and prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to an increase in material purchases and the timing of purchases and cash payments. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in inventories is primarily to support expected sales levels in the second quarter of fiscal year 2021. The increase in prepaid expenses and other current assets is primarily due to an increase in forward contract assets driven by normal hedging activity.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2020 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2020 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) treasury stock minimum tax withholding related to vesting of restricted stock and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
Contractual Obligations
During the three months ended November 30, 2020, we assumed $80.1 million in additional contractual obligations related to new finance leases entered into during the period that are due in fiscal year 2023. As of the date of this report, there were no other material changes outside the ordinary course of business since August 31, 2020 to our contractual obligations and commitments.

Dividends and Share Repurchases
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In September 2019, the Board of Directors authorized the repurchase of up to $600.0 million of our common stock as a part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of November 30, 2020, 7.5 million shares had been repurchased for $263.9 million and $336.1 million remains available under the 2020 Share Repurchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2020. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended November 30, 2020, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended
November 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
September 1, 2020 - September 30, 2020	698,048	$32.53	698,048	$363,368
October 1, 2020 - October 31, 2020	1,359,277	$35.46	776,416	$336,076
November 1, 2020 - November 30, 2020	18,545	$35.94	—	$336,076
Total	2,075,870	$34.48	1,474,464

(1)The purchases include amounts that are attributable to 601,406 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards and the exercise of stock appreciation rights, their tax withholding obligations.
(2)In September 2019, our Board of Directors authorized the repurchase of up to $600.0 million of our common stock as publicly announced in a press release on September 24, 2019 (the “2020 Share Repurchase Program”).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.4	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031	8-K	4.1	7/13/2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101	The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2020 and August 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months ended November 30, 2020 and 2019, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2020 and 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2020 and 2019 and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - Embedded within the inline XBRL Document

*	Filed or furnished herewith
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

JABIL INC. Registrant

Date: January 8, 2021	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: January 8, 2021	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer