Form 10-Q
period 2021-02-28
JABIL INC
filed 2021-04-02
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 23, 2021, there were 148,797,963 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	February 28, 2021 (Unaudited)	August 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$838,099	$1,393,557
Accounts receivable, net of allowance for doubtful accounts of $26,916 as of February 28, 2021 and $25,827 as of August 31, 2020	3,062,742	2,847,743
Contract assets	993,363	1,104,700
Inventories, net	3,558,970	3,131,783
Prepaid expenses and other current assets	690,479	657,102
Total current assets	9,143,653	9,134,885
Property, plant and equipment, net of accumulated depreciation of $4,762,227 as of February 28, 2021 and $4,525,758 as of August 31, 2020	3,696,373	3,665,312
Operating lease right-of-use asset	365,043	362,847
Goodwill	717,660	696,853
Intangible assets, net of accumulated amortization of $418,635 as of February 28, 2021 and $395,074 as of August 31, 2020	206,389	209,870
Deferred income taxes	154,706	165,407
Other assets	210,339	162,242
Total assets	$14,494,163	$14,397,416
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$50,197	$50,194
Accounts payable	5,644,359	5,687,038
Accrued expenses	3,037,158	3,211,528
Current operating lease liabilities	110,663	110,723
Total current liabilities	8,842,377	9,059,483
Notes payable and long-term debt, less current installments	2,679,819	2,678,288
Other liabilities	305,410	268,925
Non-current operating lease liabilities	306,044	302,035
Income tax liabilities	161,416	148,629
Deferred income taxes	97,155	114,657
Total liabilities	12,392,221	12,572,017
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 266,842,954 and 263,830,270 shares issued and 149,366,501 and 150,330,358 shares outstanding as of February 28, 2021 and August 31, 2020, respectively	267	264
Additional paid-in capital	2,488,366	2,413,616
Retained earnings	2,368,012	2,040,922
Accumulated other comprehensive loss	(4,270)	(34,168)
Treasury stock at cost, 117,476,453 and 113,499,912 shares as of February 28, 2021 and August 31, 2020, respectively	(2,763,214)	(2,609,250)
Total Jabil Inc. stockholders’ equity	2,089,161	1,811,384
Noncontrolling interests	12,781	14,015
Total equity	2,101,942	1,825,399
Total liabilities and equity	$14,494,163	$14,397,416
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net revenue	$6,828,546	$6,125,083	$14,661,075	$13,630,781
Cost of revenue	6,258,621	5,694,958	13,456,590	12,646,817
Gross profit	569,925	430,125	1,204,485	983,964
Operating expenses:
Selling, general and administrative	305,942	285,024	608,694	613,923
Research and development	9,368	11,290	17,486	22,060
Amortization of intangibles	11,639	13,577	23,094	29,717
Restructuring, severance and related charges	6,626	29,604	4,911	74,855
Operating income	236,350	90,630	550,300	243,409
Impairment on securities	—	12,205	—	12,205
Other (income) expense	(1,559)	8,501	(3,481)	19,673
Interest income	(1,655)	(5,336)	(3,536)	(11,280)
Interest expense	31,026	46,183	63,372	91,094
Income before income tax	208,538	29,077	493,945	131,717
Income tax expense	56,184	31,658	140,584	93,584
Net income (loss)	152,354	(2,581)	353,361	38,133
Net income attributable to noncontrolling interests, net of tax	700	702	1,265	994
Net income (loss) attributable to Jabil Inc.	$151,654	$(3,283)	$352,096	$37,139
Earnings (loss) per share attributable to the stockholders of Jabil Inc.:
Basic	$1.01	$(0.02)	$2.34	$0.24
Diluted	$0.99	$(0.02)	$2.30	$0.24
Weighted average shares outstanding:
Basic	150,257	152,058	150,206	152,579
Diluted	152,975	152,058	153,051	156,171
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net income (loss)	$152,354	$(2,581)	$353,361	$38,133
Other comprehensive income (loss):
Change in foreign currency translation	286	(10,346)	11,004	(10,875)
Change in derivative instruments:
Change in fair value of derivatives	31,324	(9,474)	56,235	1,471
Adjustment for net (gains) losses realized and included in net income	(21,534)	(3,548)	(37,085)	3,335
Total change in derivative instruments	9,790	(13,022)	19,150	4,806
Unrealized loss on available for sale securities	—	(5,253)	—	(14,080)
Actuarial loss	—	—	(256)	—
Total other comprehensive income (loss)	10,076	(28,621)	29,898	(20,149)
Comprehensive income (loss)	$162,430	$(31,202)	$383,259	$17,984
Comprehensive income attributable to noncontrolling interests	700	702	1,265	994
Comprehensive income (loss) attributable to Jabil Inc.	$161,730	$(31,904)	$381,994	$16,990
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Total stockholders' equity, beginning balances	$1,993,951	$1,849,293	$1,825,399	$1,900,758
Common stock:
Beginning balances	266	262	264	260
Shares issued under employee stock purchase plan	1	1	1	1
Vesting of restricted stock	—	—	2	2
Ending balances	267	263	267	263
Additional paid-in capital:
Beginning balances	2,445,582	2,332,307	2,413,616	2,304,552
Shares issued under employee stock purchase plan	20,354	16,179	20,354	16,179
Vesting of restricted stock	—	—	(2)	(2)
Recognition of stock-based compensation	22,430	15,353	54,398	43,110
Ending balances	2,488,366	2,363,839	2,488,366	2,363,839
Retained earnings:
Beginning balances	2,228,729	2,064,758	2,040,922	2,037,037
Declared dividends	(12,371)	(12,521)	(25,006)	(25,222)
Net income (loss) attributable to Jabil Inc.	151,654	(3,283)	352,096	37,139
Ending balances	2,368,012	2,048,954	2,368,012	2,048,954
Accumulated other comprehensive loss:
Beginning balances	(14,346)	(74,322)	(34,168)	(82,794)
Other comprehensive income (loss)	10,076	(28,621)	29,898	(20,149)
Ending balances	(4,270)	(102,943)	(4,270)	(102,943)
Treasury stock:
Beginning balances	(2,680,860)	(2,487,319)	(2,609,250)	(2,371,612)
Purchases of treasury stock under employee stock plans	(388)	(3,693)	(21,969)	(23,010)
Treasury shares purchased	(81,966)	(72,270)	(131,995)	(168,660)
Ending balances	(2,763,214)	(2,563,282)	(2,763,214)	(2,563,282)
Noncontrolling interests:
Beginning balances	14,580	13,607	14,015	13,315
Net income attributable to noncontrolling interests	700	702	1,265	994
Declared dividends to noncontrolling interests	(2,499)	(2,000)	(2,499)	(2,000)
Ending balances	12,781	12,309	12,781	12,309
Total stockholders' equity, ending balances	$2,101,942	$1,759,140	$2,101,942	$1,759,140

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	February 28, 2021	February 29, 2020
Cash flows provided by operating activities:
Net income	$353,361	$38,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	420,416	402,347
Restructuring and related charges	3,036	33,061
Recognition of stock-based compensation expense and related charges	57,354	45,332
Deferred income taxes	(8,330)	3,087
Provision for allowance for doubtful accounts	5,313	10,185
Other, net	15,489	13,838
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(200,130)	424,971
Contract assets	123,258	(63,302)
Inventories	(421,255)	(279,664)
Prepaid expenses and other current assets	(31,279)	(62,881)
Other assets	(20,688)	(8,438)
Accounts payable, accrued expenses and other liabilities	(210,600)	(472,503)
Net cash provided by operating activities	85,945	84,166
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(661,153)	(448,765)
Proceeds and advances from sale of property, plant and equipment	266,725	36,624
Cash paid for business and intangible asset acquisitions, net of cash	(49,394)	(141,195)
Other, net	(3,367)	(2,013)
Net cash used in investing activities	(447,189)	(555,349)
Cash flows (used in) provided by financing activities:
Borrowings under debt agreements	379,111	5,063,358
Payments toward debt agreements	(392,878)	(4,835,697)
Payments to acquire treasury stock	(131,995)	(168,660)
Dividends paid to stockholders	(25,879)	(26,280)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	20,354	16,179
Treasury stock minimum tax withholding related to vesting of restricted stock	(21,969)	(23,010)
Other, net	(15,999)	(11,617)
Net cash (used in) provided by financing activities	(189,255)	14,273
Effect of exchange rate changes on cash and cash equivalents	(4,959)	(9,688)
Net decrease in cash and cash equivalents	(555,458)	(466,598)
Cash and cash equivalents at beginning of period	1,393,557	1,163,343
Cash and cash equivalents at end of period	$838,099	$696,745
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2020. Results for the six months ended February 28, 2021 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2021.
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the three months and six months ended February 28, 2021 and February 29, 2020 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
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
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2021(2)
B	$150.0		Uncommitted	November 30, 2021
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023(3)
E	$150.0		Uncommitted	January 25, 2022(4)
F	$50.0		Uncommitted	February 23, 2023(5)
G	$100.0		Uncommitted	August 10, 2021(6)
H	$100.0		Uncommitted	July 21, 2021(7)
I	$650.0		Uncommitted	December 4, 2021(8)
J	$135.0		Uncommitted	April 11, 2021(9)
K	100.0	CHF	Uncommitted	December 5, 2021(2)

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
(8)The program will be automatically extended through December 5, 2024 unless either party provides 30 days’ notice of termination.
(9)The program will be automatically extended through April 11, 2025 unless either party provides 30 days’ notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Trade accounts receivable sold	$1,335	$2,201	$2,552	$4,163
Cash proceeds received	$1,334	$2,196	$2,550	$4,153
Pre-tax losses on sale of receivables(1)	$1	$5	$2	$10

(1)Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
    Inventories consist of the following (in thousands):

	February 28, 2021	August 31, 2020
Raw materials	$2,616,353	$2,389,719
Work in process	539,446	450,781
Finished goods	484,035	376,542
Reserve for excess and obsolete inventory	(80,864)	(85,259)
Inventories, net	$3,558,970	$3,131,783

4. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of February 28, 2021 and August 31, 2020 are summarized below (in thousands):

	Maturity Date	February 28, 2021	August 31, 2020
4.700% Senior Notes	Sep 15, 2022	$498,983	$498,659
4.900% Senior Notes	Jul 14, 2023	299,420	299,300
3.950% Senior Notes	Jan 12, 2028	495,745	495,440
3.600% Senior Notes	Jan 15, 2030	495,032	494,756
3.000% Senior Notes	Jan 15, 2031	590,708	590,162
Borrowings under credit facilities(1)	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025	—	—
Borrowings under loans	Jan 22, 2025	350,128	350,165
Total notes payable and long-term debt		2,730,016	2,728,482
Less current installments of notes payable and long-term debt		50,197	50,194
Notes payable and long-term debt, less current installments		$2,679,819	$2,678,288

(1)As of February 28, 2021, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The Revolving Credit Facility under the five-year unsecured credit facility entered into on January 22, 2020 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.700%, 4.900%, 3.950%, 3.600% or 3.000% Senior Notes upon a change of control. As of February 28, 2021 and August 31, 2020, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the three months and six months ended February 28, 2021 and February 29, 2020 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Condensed Consolidated Financial Statements. As of February 28, 2021, the special purpose entity has liabilities for which creditors do not have recourse to the general credit of the Company (primary beneficiary). The liabilities cannot exceed the maximum amount of net cash proceeds under the foreign asset-backed securitization program.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of February 28, 2021.
The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2021.
Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)(2)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)Maximum amount available at any one time.
(2)As of February 28, 2021, the Company had up to $53.3 million in available liquidity under its asset-backed securitization programs.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Trade accounts receivable sold	$1,140	$1,095	$2,313	$2,257
Cash proceeds received(1)	$1,137	$1,089	$2,308	$2,245
Pre-tax losses on sale of receivables(2)	$3	$6	$5	$12

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of February 28, 2021 and August 31, 2020, the Company was in compliance with all covenants under the asset-backed securitization programs.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	February 28, 2021	August 31, 2020
Contract liabilities(1)	$524,053	$496,219
Accrued compensation and employee benefits	666,808	703,250
Other accrued expenses	1,846,297	2,012,059
Accrued expenses	$3,037,158	$3,211,528

(1)Revenue recognized during the six months ended February 28, 2021 and February 29, 2020 that was included in the contract liability balance as of August 31, 2020 and 2019 was $233.3 million and $201.1 million, respectively.

7. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and six months ended February 28, 2021 and February 29, 2020 (in thousands):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Service cost (1)	$6,453	$6,638	$12,531	$11,101
Interest cost (2)	1,176	809	2,297	1,572
Expected long-term return on plan assets (2)	(3,979)	(3,789)	(7,849)	(6,575)
Recognized actuarial (gain) loss (2)	(1,270)	226	(2,513)	449
Amortization of actuarial gain (2)	(1,766)	—	(3,490)	—
Amortization of prior service credit (2)	(13)	(11)	(26)	(22)
Net periodic benefit cost	$601	$3,873	$950	$6,525

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $658.1 million and $355.2 million as of February 28, 2021 and August 31, 2020, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2021 and November 30, 2021.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of February 28, 2021 and August 31, 2020, was $3.2 billion and $2.9 billion, respectively.

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

The following table presents the gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain on Derivatives Recognized in Net Income	Amount of Gain Recognized in Net Income on Derivatives
		Three months ended		Six months ended
		February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Forward foreign exchange contracts(1)	Cost of revenue	$36,437	$6,801	$120,443	$33,518

(1)For the three months and six months ended February 28, 2021, the Company recognized $26.2 million and $99.1 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. During the three months and six months ended February 29, 2020, the Company recognized $7.6 million and $36.4 million, respectively, of foreign currency losses in cost revenue, which are offset by the gains from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of February 28, 2021, which have been designated as hedging instruments and accounted for as cash flow hedges:

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
9. Accumulated Other Comprehensive (Loss) Income

The following table sets forth the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component for the six months ended February 28, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Total
Balance as of August 31, 2020	$(36,595)	$(30,996)	$34,093	$(670)	$(34,168)
Other comprehensive income (loss) before reclassifications	11,004	56,235	(256)	—	66,983
Amounts reclassified from AOCI	—	(37,085)	—	—	(37,085)
Other comprehensive income (loss)(1)	11,004	19,150	(256)	—	29,898
Balance as of February 28, 2021	$(25,591)	$(11,846)	$33,837	$(670)	$(4,270)

(1)Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended		Six months ended
Comprehensive Income Components	Financial Statement Line Item	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Realized (gains) losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$(22,344)	$(3,117)	$(38,712)	$4,197
Interest rate contracts	Interest expense	810	(431)	1,627	(862)
Total amounts reclassified from AOCI(2)		$(21,534)	$(3,548)	$(37,085)	$3,335

(1)The Company expects to reclassify $4.7 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are net of tax, which are immaterial for the three months and six months ended February 28, 2021 and February 29, 2020.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Restricted stock units	$20,324	$12,301	$51,597	$40,484
Employee stock purchase plan	3,489	2,808	5,757	4,848
Total	$23,813	$15,109	$57,354	$45,332

On January 21, 2021, the 2021 Equity Incentive Plan (the “2021 EIP”) was approved by the shareholders of the Company. The 2021 EIP replaced the Company’s 2011 Stock Award and Incentive Plan, which terminated on October 21, 2020. As of February 28, 2021, the shares available to be issued under the 2021 EIP were 10,919,155.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 28, 2021 and February 29, 2020, the Company awarded approximately 1.2 million and 1.1 million time-based restricted stock units, respectively, 0.4 million and 0.3 million performance-based restricted stock units, respectively, and 0.3 million and 0.3 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in thousands):

February 28, 2021
Unrecognized stock-based compensation expense—restricted stock units	$58,206
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding

The following represents the common stock outstanding for the periods indicated:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Common stock outstanding:
Beginning balances	150,471,570	152,300,356	150,330,358	153,520,380
Shares issued upon exercise of stock options	—	43,069	—	56,999
Shares issued under employee stock purchase plan	771,548	595,717	771,548	595,717
Vesting of restricted stock	24,054	322,872	2,241,136	2,239,612
Purchases of treasury stock under employee stock plans	(8,873)	(86,706)	(610,279)	(617,123)
Treasury shares purchased(1)	(1,891,798)	(1,767,782)	(3,366,262)	(4,388,059)
Ending balances	149,366,501	151,407,526	149,366,501	151,407,526

(1)In September 2019, the Company’s Board of Directors authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of February 28, 2021, 9.4 million shares had been repurchased for $345.9 million and $254.1 million remains available under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program authorization expires at the end of fiscal year 2021.
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2021, the Company’s five largest customers accounted for approximately 49% of its net revenue and 75 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
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

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended
	February 28, 2021			February 29, 2020
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$819,139	$1,782,089	$2,601,228	$980,581	$1,147,870	$2,128,451
Over time	2,360,343	1,866,975	4,227,318	2,240,232	1,756,400	3,996,632
Total	$3,179,482	$3,649,064	$6,828,546	$3,220,813	$2,904,270	$6,125,083

	Six months ended
	February 28, 2021			February 29, 2020
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,876,158	$4,021,917	$5,898,075	$2,364,333	$3,024,507	$5,388,840
Over time	4,896,371	3,866,629	8,763,000	4,615,418	3,626,523	8,241,941
Total	$6,772,529	$7,888,546	$14,661,075	$6,979,751	$6,651,030	$13,630,781

The following tables set forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Segment income and reconciliation of income before income tax
EMS	$98,117	$72,501	$220,095	$161,855
DMS	186,489	86,947	429,448	274,908
Total segment income	$284,606	$159,448	$649,543	$436,763
Reconciling items:
Amortization of intangibles	(11,639)	(13,577)	(23,094)	(29,717)
Stock-based compensation expense and related charges	(23,813)	(15,109)	(57,354)	(45,332)
Restructuring, severance and related charges	(6,626)	(29,604)	(4,911)	(74,855)
Distressed customer charge	—	—	—	(14,963)
Business interruption and impairment charges, net	806	—	806	—
Acquisition and integration charges	(1,261)	(7,752)	(3,374)	(23,886)
Impairment on securities	—	(12,205)	—	(12,205)
Other expense (net of periodic benefit cost)	(4,164)	(11,277)	(7,835)	(24,274)
Interest income	1,655	5,336	3,536	11,280
Interest expense	(31,026)	(46,183)	(63,372)	(91,094)
Income before income tax	$208,538	$29,077	$493,945	$131,717

	February 28, 2021	August 31, 2020
Total assets
EMS	$3,765,147	$3,233,681
DMS	6,798,932	6,641,764
Other non-allocated assets	3,930,084	4,521,971
	$14,494,163	$14,397,416

As of February 28, 2021, the Company operated in 31 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale.

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Foreign source revenue	84.7%	82.6%	84.1%	82.2%

12. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in thousands):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Employee severance and benefit costs	$2,140	$8,012	$2,708	$26,793
Lease costs	—	6,229	(2,873)	6,468
Asset write-off costs	4,592	9,109	4,590	25,425
Other costs	(106)	6,254	486	16,169
Total restructuring, severance and related charges(1)	$6,626	$29,604	$4,911	$74,855

(1)Primarily relates to the 2020 Restructuring Plan, and includes $2.5 million and $14.7 million recorded in the EMS segment, $4.0 million and $14.5 million recorded in the DMS segment and $0.1 million and $0.4 million of non-allocated charges for the three months ended February 28, 2021 and February 29, 2020, respectively. Includes $(0.5) million and $32.1 million recorded in the EMS segment, $5.0 million and $39.7 million recorded in the DMS segment and $0.4 million and $3.1 million of non-allocated charges for the six months ended February 28, 2021 and February 29, 2020, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
2020 Restructuring Plan
On September 20, 2019, the Company’s Board of Directors formally approved a restructuring plan to realign the Company’s global capacity support infrastructure, particularly in the Company’s mobility footprint in China, in order to optimize organizational effectiveness. This action includes headcount reductions and capacity realignment (the “2020 Restructuring Plan”).
The 2020 Restructuring Plan, totaling $85.0 million in restructuring and other related costs, is substantially complete as of February 28, 2021.
The table below summarizes the Company’s liability activity, primarily associated with the 2020 Restructuring Plan
(in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2020	$8,143	$2,316	$—	$426	$10,885
Restructuring related charges	2,322	(2,873)	4,344	599	4,392
Asset write-off charge and other non-cash activity	(9)	1,554	(4,344)	2	(2,797)
Cash payments	(6,395)	(113)	—	(629)	(7,137)
Balance as of February 28, 2021	$4,061	$884	$—	$398	$5,343
The Company’s liability associated with the worldwide workforce reduction initiated in the third quarter of fiscal year 2020 is $18.3 million as of February 28, 2021.
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	26.9%	108.9%	28.5%	71.0%
The effective income tax rate decreased for the three months and six months ended February 28, 2021, compared to the three months and six months ended February 29, 2020, primarily due to increased income for the three months and six months ended February 28, 2021, driven in part by decreased restructuring charges in tax jurisdictions with minimal related income tax benefit.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and six months ended February 28, 2021 and February 29, 2020, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances and (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam.
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

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Restricted stock units	1,104	4,499	1,074	1,035
Employee stock purchase plan	—	164	2	—
Stock appreciation rights	—	28	—	—
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 28, 2021 and February 29, 2020 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2021:	October 15, 2020	$0.08	$12,417	November 16, 2020	December 2, 2020
	January 21, 2021	$0.08	$12,371	February 15, 2021	March 2, 2021
Fiscal Year 2020:	October 17, 2019	$0.08	$12,647	November 15, 2019	December 2, 2019
	January 23, 2020	$0.08	$12,517	February 14, 2020	March 4, 2020
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
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		February 28, 2021	August 31, 2020
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$46,900	$33,869
Prepaid expenses and other current assets:
Short-term investments	Level 1		16,878	16,556
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	15,506	11,201
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	73,371	58,893
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 8)	Level 2	(3)	17,547	—
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	$3,149	$1,522
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	6,922	9,100
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 8)	Level 2	(3)	7,890	540
Extended interest rate swap not designated as a hedging instrument (Note 8)	Level 2	(4)	18,190	26,492
Other liabilities:
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 8)	Level 2	(3)	—	329
Extended interest rate swap not designated as a hedging instrument (Note 8)	Level 2	(4)	—	13,111

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
Assets Held for Sale

The following table presents the assets held for sale:

	February 28, 2021	August 31, 2020
(in thousands)	Carrying Amount	Carrying Amount
Assets held for sale (1)	$60,580	$67,380

(1)The fair value of assets held for sale exceeds the carrying value for $30.1 million of assets held for sale. For $30.5 million of assets held for sale, the carrying value approximates the fair value with the asset value measured using Level 2 inputs.
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			February 28, 2021		August 31, 2020
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt:
4.700% Senior Notes	Level 2	(1)	$498,983	$531,245	$498,659	$537,180
4.900% Senior Notes	Level 3	(2)	$299,420	$327,954	$299,300	$329,435
3.950% Senior Notes	Level 2	(1)	$495,745	$561,425	$495,440	$551,930
3.600% Senior Notes	Level 2	(1)	$495,032	$535,905	$494,756	$536,110
3.000% Senior Notes	Level 2	(1)	$590,708	$612,480	$590,162	$611,616

(1)The fair value estimates are based upon observable market data.
(2)This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
17. Commitments and Contingencies
Leases
During the six months ended February 28, 2021, the Company entered into certain new finance leases with minimum lease payments of $95.3 million, due primarily in 2023.
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

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Malaysia, Mexico, Singapore, the United States and Vietnam. We derived a substantial majority, 84.7% and 84.1%, of net revenue from our international operations for the three months and six months ended February 28, 2021, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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

COVID-19

The COVID-19 pandemic, which began to impact us in January 2020, has continued to affect our business and the businesses of our customers and suppliers. Travel and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in Asia, Europe and the Americas. Essential activity exceptions from these restrictions have allowed us to continue to operate but virus containment efforts have resulted in additional direct costs.

The impact on our suppliers has led to supply chain constraints, including difficulty sourcing materials necessary to fulfill customer production requirements and challenges in transporting completed products to our end customers.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Net revenue	$6,828,546	$6,125,083	$14,661,075	$13,630,781
Gross profit	$569,925	$430,125	$1,204,485	$983,964
Operating income	$236,350	$90,630	$550,300	$243,409
Net income (loss) attributable to Jabil Inc.	$151,654	$(3,283)	$352,096	$37,139
Earnings (loss) per share—basic	$1.01	$(0.02)	$2.34	$0.24
Earnings (loss) per share—diluted	$0.99	$(0.02)	$2.30	$0.24
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 28, 2021	November 30, 2020	February 29, 2020
Sales cycle(1)	25 days	16 days	30 days
Inventory turns (annualized)(2)	6 turns	7 turns	5 turns
Days in accounts receivable(3)	40 days	42 days	34 days
Days in inventory(4)	65 days	55 days	70 days
Days in accounts payable(5)	81 days	80 days	74 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended February 28, 2021, the increase in days in accounts receivable from the three months ended February 29, 2020 was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2021, the increase in days in inventory from the prior sequential quarter was to support expected sales levels in the third quarter of fiscal year 2021. During the three months ended February 28, 2021, the decrease in days in inventory from the three months ended February 29, 2020 was primarily due to idle capacity and supply chain constraints, largely in China due to COVID-19 during the three months ended February 29, 2020.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2021, the increase in days in accounts payable from the three months ended February 29, 2020 was primarily due to an increase for material purchases and the timing of payments.
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

	Three months ended			Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Net revenue	$6,828.5	$6,125.1	11.5%	$14,661.1	$13,630.8	7.6%

Net revenue increased during the three months ended February 28, 2021, compared to the three months ended February 29, 2020. Specifically, the DMS segment net revenue increased 26% due to: (i) a 17% increase in revenues from existing customers within our mobility business as our ability to meet customer demand during the three months ended February 29, 2020, was greatly diminished due to COVID-19 containment efforts in China, (ii) a 6% increase in revenues from existing customers within our connected devices business and (iii) a 3% increase in revenues from existing customers in our automotive and transportation business. The EMS segment net revenue decreased 1% primarily due to a decrease in revenues from existing customers within our cloud business, which began transitioning to a consignment model in fiscal year 2021.
Net revenue increased during the six months ended February 29, 2021, compared to the six months ended February 29, 2020. Specifically, the DMS segment net revenue increased 19% due to: (i) a 12% increase in revenues from existing customers within our mobility business as our ability to meet customer demand during the six months ended February 29, 2020, was greatly diminished due to COVID-19 containment efforts in China, (ii) a 5% increase in revenues from existing customers within our connected devices business and (iii) a 2% increase in revenues from existing customers in our automotive and transportation business. The EMS segment net revenue decreased 3% primarily due to a decrease in revenues from existing customers within our cloud business, which began transitioning to a consignment model in fiscal year 2021.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
EMS	47%	53%	46%	51%
DMS	53%	47%	54%	49%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Foreign source revenue	84.7%	82.6%	84.1%	82.2%

Gross Profit

	Three months ended		Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Gross profit	$569.9	$430.1	$1,204.5	$984.0
Percent of net revenue	8.3%	7.0%	8.2%	7.2%

For the three months and six months ended February 28, 2021, gross profit as a percentage of net revenue increased as compared to the three months and six months ended February 29, 2020, primarily due to: (i) product mix and improved profitability across the various businesses and (ii) a decrease in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 pandemic.

Selling, General and Administrative

	Three months ended			Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Selling, general and administrative	$305.9	$285.0	$20.9	$608.7	$613.9	$(5.2)

Selling, general and administrative expenses increased during the three months ended February 28, 2021, compared to the three months ended February 29, 2020. The increase is primarily due to: (i) a $16.6 million increase due to higher salary and salary related expenses, partially offset by a decrease in travel expenses due to reduced travel as result of the COVID-19 pandemic and (ii) an $8.7 million increase in stock-based compensation expense due to a higher stock price for awards granted during fiscal year 2021 and anticipated achievement levels for certain performance-based stock awards. The increase is partially offset by a $6.5 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company.

Selling, general and administrative expenses decreased during the six months ended February 28, 2021, compared to the six months ended February 29, 2020. The decrease is primarily due to: (i) a $20.5 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company (ii) a $7.8 million decrease due to lower travel expenses related to a reduction in travel due to the COVID-19 pandemic, partially offset by higher salary and salary related expenses. The decrease is partially offset by (i) a $12.0 million increase in stock-based compensation expense due to a higher stock price for awards granted during fiscal year 2021 and anticipated achievement levels for certain performance-based stock awards and (ii) an $11.1 million increase in costs related to the COVID-19 pandemic for personal protection equipment for our employees globally.
Research and Development

	Three months ended		Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Research and development	$9.4	$11.3	$17.5	$22.1
Percent of net revenue	0.1%	0.2%	0.1%	0.2%
Research and development expenses remained relatively consistent as a percentage of net revenue during the three months and six months ended February 28, 2021, compared to the three months and six months ended February 29, 2020.
Amortization of Intangibles

	Three months ended			Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Amortization of intangibles	$11.6	$13.6	$(2.0)	$23.1	$29.7	$(6.6)
Amortization of intangibles decreased during the three months and six months ended February 28, 2021, compared to the three months and six months ended February 29, 2020, primarily due to certain intangible assets that were fully amortized during fiscal year 2020.
Restructuring, Severance and Related Charges

Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended		Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Employee severance and benefit costs	$2.1	$8.0	$2.7	$26.8
Lease costs	—	6.2	(2.9)	6.5
Asset write-off costs	4.6	9.1	4.6	25.4
Other costs	(0.1)	6.3	0.5	16.2
Total restructuring, severance and related charges(1)	$6.6	$29.6	$4.9	$74.9

(1)Primarily relates to the 2020 Restructuring Plan, and includes $2.5 million and $14.7 million recorded in the EMS segment, $4.0 million and $14.5 million recorded in the DMS segment and $0.1 million and $0.4 million of non-allocated charges for the three months ended February 28, 2021 and February 29, 2020, respectively. Includes $(0.5) million and $32.1 million recorded in the EMS segment, $5.0 million and $39.7 million recorded in the DMS segment and $0.4 million and $3.1 million of non-allocated charges for the six months ended February 28, 2021 and February 29, 2020, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
See Note 12 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges for the 2020 Restructuring Plan.
Impairment on Securities

	Three months ended			Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Impairment on securities	$—	$12.2	$(12.2)	$—	$12.2	$(12.2)
`
The decrease in impairment on securities for the three months and six months ended February 28, 2021, compared to the three months and six months ended February 29, 2020 is due to a non-cash impairment charge in connection with the sale of an investment in the optical networking segment during the three months ended February 29, 2020.
Other (Income) Expense

	Three months ended			Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Other (income) expense	$(1.6)	$8.5	$(10.1)	$(3.5)	$19.7	$(23.2)
Other (income) expense increased for the three months ended February 28, 2021, compared to the three months ended February 29, 2020, primarily due to: (i) $7.9 million related to a decrease in fees associated with lower utilization of the trade accounts receivable sales programs and (ii) $3.1 million related to lower net periodic benefit costs. The decrease is partially offset by $0.9 million arising from an increase in other expense.
Other (income) expense increased during the six months ended February 28, 2021, compared to the six months ended February 29, 2020, primarily due to: (i) $15.5 million related to a decrease in fees associated with lower utilization of the trade accounts receivable sales programs, (ii) $7.0 million related to lower net periodic benefit costs and (iii) $0.7 million arising from a reduction in other expense.
Interest Income

	Three months ended			Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Interest income	$1.7	$5.3	$(3.6)	$3.5	$11.3	$(7.8)
Interest income decreased during the three months and six months ended February 28, 2021, compared to the three months and six months ended February 29, 2020, primarily due to lower interest rates on cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).

Interest Expense

	Three months ended			Six months ended
(dollars in millions)	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Interest expense	$31.0	$46.2	$(15.2)	$63.4	$91.1	$(27.7)
Interest expense decreased during the three months and six months ended February 28, 2021, compared to the three months and six months ended February 29, 2020 due to lower interest rates and lower borrowings on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended			Six months ended
	February 28, 2021	February 29, 2020	Change	February 28, 2021	February 29, 2020	Change
Effective income tax rate	26.9%	108.9%	(82.0)%	28.5%	71.0%	(42.5)%
The effective income tax rate decreased for the three months and six months ended February 28, 2021, compared to the three months and six months ended February 29, 2020, primarily due to increased income for the three months and six months ended February 28, 2021, driven in part by decreased restructuring charges in tax jurisdictions with minimal related income tax benefit.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Six months ended
(in thousands, except for per share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Operating income (U.S. GAAP)	$236,350	$90,630	$550,300	$243,409
Amortization of intangibles	11,639	13,577	23,094	29,717
Stock-based compensation expense and related charges	23,813	15,109	57,354	45,332
Restructuring, severance and related charges	6,626	29,604	4,911	74,855
Distressed customer charge (1)	—	—	—	14,963
Net periodic benefit cost (2)	5,723	2,776	11,316	4,601
Business interruption and impairment charges, net	(806)	—	(806)	—
Acquisition and integration charges (3)	1,261	7,752	3,374	23,886
Adjustments to operating income	48,256	68,818	99,243	193,354
Core operating income (Non-GAAP)	$284,606	$159,448	$649,543	$436,763
Net income (loss) attributable to Jabil Inc. (U.S. GAAP)	$151,654	$(3,283)	$352,096	$37,139
Adjustments to operating income	48,256	68,818	99,243	193,354
Impairment on securities	—	12,205	—	12,205
Net periodic benefit cost (2)	(5,723)	(2,776)	(11,316)	(4,601)
Adjustments for taxes	(553)	3,091	(1,148)	3,588
Core earnings (Non-GAAP)	$193,634	$78,055	$438,875	$241,685
Diluted earnings (loss) per share (U.S. GAAP)	$0.99	$(0.02)	$2.30	$0.24
Diluted core earnings per share (Non-GAAP)	$1.27	$0.50	$2.87	$1.55
Diluted weighted average shares outstanding (U.S. GAAP)	152,975	152,058	153,051	156,171
Diluted weighted average shares outstanding (Non-GAAP)	152,975	155,714	153,051	156,171

(1)Relates to accounts receivable and inventory charges for certain distressed customers in the renewable energy sector during the six months ended February 29, 2020.
(2)Following the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715) (“ASU 2017-07”), pension service cost is recognized in cost of revenue and all other components of net periodic benefit cost, including return on plan assets, are presented in other expense.  We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment..
(3)Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).

Adjusted Free Cash Flow

	Six months ended
(in thousands)	February 28, 2021	February 29, 2020
Net cash provided by operating activities (U.S. GAAP)	$85,945	$84,166
Acquisition of property, plant and equipment	(661,153)	(448,765)
Proceeds and advances from sale of property, plant and equipment	266,725	36,624
Adjusted free cash flow (Non-GAAP)	$(308,483)	$(327,975)
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
The acquisition of the JJMD assets was accounted for as a business combination using the acquisition method of accounting. We are currently evaluating the fair value of the assets and liabilities related to the fourth closing. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in our condensed consolidated financial results beginning on October 26, 2020 for the fourth closing. We believe it is impracticable to provide pro forma information for the acquisition of the JJMD assets.
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
Cash and Cash Equivalents
As of February 28, 2021, we had approximately $838.1 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. Most of our cash and cash equivalents as of February 28, 2021 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	Borrowings under revolving credit facilities(1)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2020	$498,659	$299,300	$495,440	$494,756	$590,162	$—	$350,165	$2,728,482
Borrowings	—	—	—	—	—	379,111	—	379,111
Payments	—	—	—	—	—	(379,111)	(109)	(379,220)
Other	324	120	305	276	546	—	72	1,643
Balance as of February 28, 2021	$498,983	$299,420	$495,745	$495,032	$590,708	$—	$350,128	$2,730,016
Maturity Date	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 23, 2021, Jan 22, 2023 and Jan 22, 2025	Jan 22, 2025
Original Facility/ Maximum Capacity	$500.0 million	$300.0 million	$500.0 million	$500.0 million	$600.0 million	$3.8 billion(1)	$351.9 million

(1)As of February 28, 2021, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The Revolving Credit Facility under the Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 28, 2021 and August 31, 2020, we were in compliance with our debt covenants. Refer to Note 4 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of February 28, 2021.
Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2021.
Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	September 30, 2021

(1)Maximum amount available at any one time.
In connection with our asset-backed securitization programs, during the three months and six months ended February 28, 2021, we sold $1.1 billion and $2.3 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.1 billion and $2.3 billion, respectively. As of February 28, 2021, we had up to $53.3 million in available liquidity under our asset-backed securitization programs.
Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of February 28, 2021 and August 31, 2020, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 5 – “Asset-Backed Securitization Programs” to the Condensed Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2021(2)
B	$150.0		Uncommitted	November 30, 2021
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023(3)
E	$150.0		Uncommitted	January 25, 2022(4)
F	$50.0		Uncommitted	February 23, 2023(5)
G	$100.0		Uncommitted	August 10, 2021(6)
H	$100.0		Uncommitted	July 21, 2021(7)
I	$650.0		Uncommitted	December 4, 2021(8)
J	$135.0		Uncommitted	April 11, 2021(9)
K	100.0	CHF	Uncommitted	December 5, 2021(2)

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
During the three months and six months ended February 28, 2021, we sold $1.3 billion and $2.6 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $1.3 billion and $2.6 billion, respectively. As of February 28, 2021, we had up to $2.0 billion in available liquidity under our trade accounts receivable sale programs.
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
Cash Flows
The following table sets forth selected consolidated cash flow information (in thousands):

	Six months ended
	February 28, 2021	February 29, 2020
Net cash provided by operating activities	$85,945	$84,166
Net cash used in investing activities	(447,189)	(555,349)
Net cash (used in) provided by financing activities	(189,255)	14,273
Effect of exchange rate changes on cash and cash equivalents	(4,959)	(9,688)
Net decrease in cash and cash equivalents	$(555,458)	$(466,598)
Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2021 was primarily due to net income and a decrease in contract assets, partially offset by: (i) an increase in inventories, accounts receivable and prepaid expenses and other current assets and (ii) a decrease in accounts payable, accrued expenses and other liabilities. The decrease in contract assets is primarily due to timing of revenue recognition for over time customers. The increase in inventories is primarily to support expected sales levels in the third quarter of fiscal year 2021. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in prepaid expenses and other current assets is primarily due to an increase in forward contract assets driven by normal hedging activity. The decrease in accounts payable, accrued expenses and other liabilities is primarily due the timing of purchases and cash payments.
Investing Activities
Net cash used in investing activities during the six months ended February 28, 2021 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments and expenditures in connection with the acquisition of certain assets of JJMD and the acquisition of Ecologic, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the six months ended February 28, 2021 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization and (iii) the purchase of treasury stock under employee stock plans. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Contractual Obligations
During the first quarter of fiscal year 2021, we entered into new finance leases that are primarily due in fiscal year 2023. As of February 28, 2021, we have $95.3 million of contractual obligations related to these new leases. As of the date of this report, there were no other material changes outside the ordinary course of business since August 31, 2020 to our contractual obligations and commitments.

Dividends and Share Repurchases
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In September 2019, the Board of Directors authorized the repurchase of up to $600.0 million of our common stock as a part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of February 28, 2021, 9.4 million shares had been repurchased for $345.9 million and $254.1 million remains available under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program expires at the end of fiscal year 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 28, 2021. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended February 28, 2021, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended
February 28, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
December 1, 2020 - December 31, 2020	304,316	$42.09	301,250	$323,392
January 1, 2021 - January 31, 2021	587,575	$44.03	581,858	$297,777
February 1, 2021 - February 28, 2021	1,008,780	$43.28	1,008,690	$254,126
Total	1,900,671	$43.32	1,891,798

(1)The purchases include amounts that are attributable to 8,873 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards and the exercise of stock appreciation rights, their tax withholding obligations.
(2)In September 2019, our Board of Directors authorized the repurchase of up to $600.0 million of our common stock as publicly announced in a press release on September 24, 2019 (the “2020 Share Repurchase Program”).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.4	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031	8-K	4.1	7/13/2020

10.1†	Jabil Inc. 2021 Equity Incentive Plan	DEF 14A	APP A	12/9/2020

10.2†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU – Executive).

10.3†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU – Non-Employee Director).

10.4†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).

10.6†*	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Executive).

10.7†*	Form of Jabil Inc. Two-Year Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).

10.8†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended.	DEF 14A	APP B	12/9/2020

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2021 and August 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2021 and February 29, 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended February 28, 2021 and February 29, 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended February 28, 2021 and February 29, 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2021 and February 29, 2020 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: April 2, 2021	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: April 2, 2021	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer