Form 10-Q
period 2021-05-31
JABIL INC
filed 2021-07-02
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 24, 2021, there were 145,829,630 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	May 31, 2021 (Unaudited)	August 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,240,729	$1,393,557
Accounts receivable, net of allowance for doubtful accounts of $26,939 as of May 31, 2021 and $25,827 as of August 31, 2020	3,227,627	2,847,743
Contract assets	1,070,606	1,104,700
Inventories, net	3,979,329	3,131,783
Prepaid expenses and other current assets	741,223	657,102
Total current assets	10,259,514	9,134,885
Property, plant and equipment, net of accumulated depreciation of $4,922,191 as of May 31, 2021 and $4,525,758 as of August 31, 2020	3,812,159	3,665,312
Operating lease right-of-use asset	360,938	362,847
Goodwill	719,473	696,853
Intangible assets, net of accumulated amortization of $430,994 as of May 31, 2021 and $395,074 as of August 31, 2020	194,780	209,870
Deferred income taxes	165,612	165,407
Other assets	228,232	162,242
Total assets	$15,740,708	$14,397,416
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$50,168	$50,194
Accounts payable	6,193,198	5,687,038
Accrued expenses	3,490,480	3,211,528
Current operating lease liabilities	113,150	110,723
Total current liabilities	9,846,996	9,059,483
Notes payable and long-term debt, less current installments	2,876,599	2,678,288
Other liabilities	302,602	268,925
Non-current operating lease liabilities	303,703	302,035
Income tax liabilities	169,593	148,629
Deferred income taxes	102,255	114,657
Total liabilities	13,601,748	12,572,017
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 266,865,062 and 263,830,270 shares issued and 146,837,466 and 150,330,358 shares outstanding as of May 31, 2021 and August 31, 2020, respectively	267	264
Additional paid-in capital	2,490,892	2,413,616
Retained earnings	2,525,323	2,040,922
Accumulated other comprehensive loss	14,722	(34,168)
Treasury stock at cost, 120,027,596 and 113,499,912 shares as of May 31, 2021 and August 31, 2020, respectively	(2,893,193)	(2,609,250)
Total Jabil Inc. stockholders’ equity	2,138,011	1,811,384
Noncontrolling interests	949	14,015
Total equity	2,138,960	1,825,399
Total liabilities and equity	$15,740,708	$14,397,416
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net revenue	$7,214,645	$6,335,642	$21,875,721	$19,966,423
Cost of revenue	6,646,845	5,879,494	20,103,436	18,526,311
Gross profit	567,800	456,148	1,772,285	1,440,112
Operating expenses:
Selling, general and administrative	305,559	302,849	914,253	916,772
Research and development	9,657	11,587	27,143	33,647
Amortization of intangibles	12,066	13,178	35,160	42,895
Restructuring, severance and related charges	744	69,150	5,655	144,005
Operating income	239,774	59,384	790,074	302,793
(Gain) impairment on securities	(2,409)	—	(2,409)	12,205
Other (income) expense	(3,352)	5,602	(6,833)	25,275
Interest income	(1,563)	(1,864)	(5,099)	(13,144)
Interest expense	33,803	41,873	97,175	132,967
Income before income tax	213,295	13,773	707,240	145,490
Income tax expense	43,277	64,036	183,861	157,620
Net income (loss)	170,018	(50,263)	523,379	(12,130)
Net income attributable to noncontrolling interests, net of tax	538	695	1,803	1,689
Net income (loss) attributable to Jabil Inc.	$169,480	$(50,958)	$521,576	$(13,819)
Earnings (loss) per share attributable to the stockholders of Jabil Inc.:
Basic	$1.14	$(0.34)	$3.49	$(0.09)
Diluted	$1.12	$(0.34)	$3.41	$(0.09)
Weighted average shares outstanding:
Basic	148,110	150,723	149,500	151,956
Diluted	151,976	150,723	152,838	151,956

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net income (loss)	$170,018	$(50,263)	$523,379	$(12,130)
Other comprehensive income (loss):
Change in foreign currency translation	14,609	(32,135)	25,613	(43,010)
Change in derivative instruments:
Change in fair value of derivatives	7,878	(22,862)	64,113	(21,391)
Adjustment for net (gains) losses realized and included in net income	(3,495)	16,020	(40,580)	19,355
Total change in derivative instruments	4,383	(6,842)	23,533	(2,036)
Unrealized loss on available for sale securities	—	(7,483)	—	(21,563)
Actuarial loss	—	—	(256)	—
Total other comprehensive income (loss)	18,992	(46,460)	48,890	(66,609)
Comprehensive income (loss)	$189,010	$(96,723)	$572,269	$(78,739)
Comprehensive income attributable to noncontrolling interests	538	695	1,803	1,689
Comprehensive income (loss) attributable to Jabil Inc.	$188,472	$(97,418)	$570,466	$(80,428)
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Total stockholders' equity, beginning balances	$2,101,942	$1,759,140	$1,825,399	$1,900,758
Common stock:
Beginning balances	267	263	264	260
Shares issued under employee stock purchase plan	—	—	1	1
Vesting of restricted stock	—	—	2	2
Ending balances	267	263	267	263
Additional paid-in capital:
Beginning balances	2,488,366	2,363,839	2,413,616	2,304,552
Shares issued under employee stock purchase plan	—	—	20,354	16,179
Vesting of restricted stock	—	—	(2)	(2)
Purchase of noncontrolling interest	(13,869)	—	(13,869)	—
Recognition of stock-based compensation	16,395	16,255	70,793	59,365
Ending balances	2,490,892	2,380,094	2,490,892	2,380,094
Retained earnings:
Beginning balances	2,368,012	2,048,954	2,040,922	2,037,037
Declared dividends	(12,169)	(12,450)	(37,175)	(37,672)
Net income (loss) attributable to Jabil Inc.	169,480	(50,958)	521,576	(13,819)
Ending balances	2,525,323	1,985,546	2,525,323	1,985,546
Accumulated other comprehensive income (loss):
Beginning balances	(4,270)	(102,943)	(34,168)	(82,794)
Other comprehensive income (loss)	18,992	(46,460)	48,890	(66,609)
Ending balances	14,722	(149,403)	14,722	(149,403)
Treasury stock:
Beginning balances	(2,763,214)	(2,563,282)	(2,609,250)	(2,371,612)
Purchases of treasury stock under employee stock plans	(187)	(75)	(22,155)	(23,086)
Treasury shares purchased	(129,792)	(20,841)	(261,788)	(189,500)
Ending balances	(2,893,193)	(2,584,198)	(2,893,193)	(2,584,198)
Noncontrolling interests:
Beginning balances	12,781	12,309	14,015	13,315
Net income attributable to noncontrolling interests	538	695	1,803	1,689
Purchase of noncontrolling interest	(12,370)	—	(12,370)	—
Declared dividends to noncontrolling interests	—	(2)	(2,499)	(2,002)
Ending balances	949	13,002	949	13,002
Total stockholders' equity, ending balances	$2,138,960	$1,645,304	$2,138,960	$1,645,304

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	May 31, 2021	May 31, 2020
Cash flows provided by operating activities:
Net income (loss)	$523,379	$(12,130)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644,743	600,692
Restructuring and related charges	3,043	39,292
Recognition of stock-based compensation expense and related charges	76,119	62,214
Deferred income taxes	(15,933)	18,279
Provision for allowance for doubtful accounts	5,395	14,636
Other, net	16,217	20,979
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(365,061)	142,470
Contract assets	47,135	(92,574)
Inventories	(839,570)	(229,398)
Prepaid expenses and other current assets	(73,024)	(44,331)
Other assets	(32,220)	(9,089)
Accounts payable, accrued expenses and other liabilities	680,637	59,686
Net cash provided by operating activities	670,860	570,726
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(878,020)	(648,945)
Proceeds and advances from sale of property, plant and equipment	286,702	93,679
Cash paid for business and intangible asset acquisitions, net of cash	(49,833)	(145,595)
Other, net	(3,081)	21,398
Net cash used in investing activities	(644,232)	(679,463)
Cash flows used in financing activities:
Borrowings under debt agreements	1,081,486	9,521,853
Payments toward debt agreements	(908,265)	(9,533,522)
Payments to acquire treasury stock	(261,788)	(189,500)
Dividends paid to stockholders	(37,872)	(38,411)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	20,354	16,179
Treasury stock minimum tax withholding related to vesting of restricted stock	(22,155)	(23,085)
Other, net	(48,901)	(13,106)
Net cash used in financing activities	(177,141)	(259,592)
Effect of exchange rate changes on cash and cash equivalents	(2,315)	(31,677)
Net decrease in cash and cash equivalents	(152,828)	(400,006)
Cash and cash equivalents at beginning of period	1,393,557	1,163,343
Cash and cash equivalents at end of period	$1,240,729	$763,337
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2020. Results for the nine months ended May 31, 2021 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2021.
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the three months and nine months ended May 31, 2021 and 2020 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
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
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2021(2)
B	$150.0		Uncommitted	November 30, 2021
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023(3)
E	$150.0		Uncommitted	January 25, 2022(4)
F	$50.0		Uncommitted	February 23, 2023(5)
G	$100.0		Uncommitted	August 10, 2021(6)
H	$100.0		Uncommitted	July 21, 2021(7)
I	$550.0		Uncommitted	December 4, 2021(8)
J	$135.0		Uncommitted	April 11, 2022(9)
K	100.0	CHF	Uncommitted	December 5, 2021(2)

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
(8)The program will be automatically extended through December 5, 2024 unless either party provides 30 days’ notice of termination.
(9)The program will be automatically extended through April 11, 2025 unless either party provides 30 days’ notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Trade accounts receivable sold	$1,016	$2,162	$3,567	$6,325
Cash proceeds received	$1,015	$2,158	$3,565	$6,311
Pre-tax losses on sale of receivables(1)	$1	$4	$2	$14

(1)Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
    Inventories consist of the following (in thousands):

	May 31, 2021	August 31, 2020
Raw materials	$2,806,761	$2,389,719
Work in process	646,132	450,781
Finished goods	598,976	376,542
Reserve for excess and obsolete inventory	(72,540)	(85,259)
Inventories, net	$3,979,329	$3,131,783

4. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of May 31, 2021 and August 31, 2020 are summarized below (in thousands):

	Maturity Date	May 31, 2021	August 31, 2020
4.700% Senior Notes	Sep 15, 2022	$499,150	$498,659
4.900% Senior Notes	Jul 14, 2023	299,482	299,300
3.950% Senior Notes	Jan 12, 2028	495,902	495,440
3.600% Senior Notes	Jan 15, 2030	495,146	494,756
3.000% Senior Notes	Jan 15, 2031	590,944	590,162
1.700% Senior Notes (1)	Apr 15, 2026	495,560	—
Borrowings under credit facilities (2)(3)	Jan 22, 2024 and Jan 22, 2026	—	—
Borrowings under loans (1)	Jun 23, 2021	50,583	350,165
Total notes payable and long-term debt		2,926,767	2,728,482
Less current installments of notes payable and long-term debt		50,168	50,194
Notes payable and long-term debt, less current installments		$2,876,599	$2,678,288

(1)On April 14, 2021, the Company issued $500.0 million of publicly registered 1.700% Senior Notes due 2026 (the “1.700% Senior Notes”). The Company used the net proceeds for general corporate purposes, including repayment of the prior $300.0 million Term Loan Facility.
(2)On April 28, 2021, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (the “Credit Facility”). The Amendment, among other things, (i) increased the commitments available under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) from $700.0 million to $1.2 billion, (ii) instituted certain sustainability-linked adjustments to the interest rates applicable to borrowings under the Credit Facility and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2024, and of the Five-Year Revolving Credit Facility of $2.0 billion to January 22, 2026.
(3)As of May 31, 2021, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.700%, 4.900%, 3.950%, 3.600%, 3.000% or 1.700% Senior Notes upon a change of control. As of May 31, 2021 and August 31, 2020, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the three months and nine months ended May 31, 2021 and 2020 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Condensed Consolidated Financial Statements. As of May 31, 2021, the special purpose entity has liabilities for which creditors do not have recourse to the general credit of the Company (primary beneficiary). The liabilities cannot exceed the maximum amount of net cash proceeds under the foreign asset-backed securitization program.
The foreign asset-backed securitization program contains a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. No liability has been recorded for obligations under the guarantee as of May 31, 2021.
The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2021.
Following is a summary of the asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)(2)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	(3)

(1)Maximum amount available at any one time.
(2)As of May 31, 2021, the Company had up to $148.5 million in available liquidity under its asset-backed securitization programs, of which all available liquidity related to the foreign asset-backed securitization program.
(3)The Company terminated the foreign asset-backed securitization program on June 28, 2021. In connection with the termination, the Company paid approximately $167.0 million in cash, which consisted of a remittance of collections received prior to that date in the Company’s role as servicer of sold receivables, and a repurchase at fair value of all previously sold receivables that remained outstanding as of that date. The Company expects to receive payment on the repurchased receivables from the related customers during the fourth quarter of fiscal year 2021.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Trade accounts receivable sold	$1,074	$948	$3,388	$3,205
Cash proceeds received(1)	$1,072	$944	$3,381	$3,189
Pre-tax losses on sale of receivables(2)	$2	$4	$7	$16

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations. As of May 31, 2021 and August 31, 2020, the Company was in compliance with all covenants under the asset-backed securitization programs.

6. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	May 31, 2021	August 31, 2020
Contract liabilities(1)	$512,131	$496,219
Accrued compensation and employee benefits	762,551	703,250
Other accrued expenses	2,215,798	2,012,059
Accrued expenses	$3,490,480	$3,211,528

(1)Revenue recognized during the nine months ended May 31, 2021 and 2020 that was included in the contract liability balance as of August 31, 2020 and 2019 was $306.0 million and $260.9 million, respectively.
7. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and nine months ended May 31, 2021 and 2020 (in thousands):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Service cost (1)	$6,278	$6,701	$18,809	$17,802
Interest cost (2)	1,172	755	3,469	2,327
Expected long-term return on plan assets (2)	(3,897)	(3,741)	(11,746)	(10,316)
Recognized actuarial (gain) loss (2)	(1,230)	225	(3,743)	674
Amortization of actuarial gain (2)	(1,715)	—	(5,205)	—
Amortization of prior service credit (2)	(13)	(11)	(39)	(33)
Net periodic benefit cost	$595	$3,929	$1,545	$10,454

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.0 billion and $355.2 million as of May 31, 2021 and August 31, 2020, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2021 and May 31, 2022.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of May 31, 2021 and August 31, 2020, was $3.3 billion and $2.9 billion, respectively.

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

The following table presents the gains and losses from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three months ended		Nine months ended
		May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Forward foreign exchange contracts(1)	Cost of revenue	$27,212	$(36,955)	$147,655	$(3,436)

(1)For the three months and nine months ended May 31, 2021, the Company recognized $21.5 million and $120.6 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. During the three months and nine months ended May 31, 2020, the Company recognized $36.9 million and $0.4 million, respectively, of foreign currency gains in cost revenue, which are offset by the losses from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of May 31, 2021, which have been designated as hedging instruments and accounted for as cash flow hedges:

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount (in millions)	Effective Date	Expiration Date (1)
Forward Interest Rate Swap
Anticipated Debt Issuance	Fixed	$250.0	November 2, 2020	July 31, 2024	(2)
Anticipated Debt Issuance	Fixed	$150.0	May 24, 2021	July 31, 2024	(2)

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
9. Accumulated Other Comprehensive (Loss) Income
The following table sets forth the changes in accumulated other comprehensive (loss) income (“AOCI”), net of tax, by component for the nine months ended May 31, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Loss	Prior Service Cost	Total
Balance as of August 31, 2020	$(36,595)	$(30,996)	$34,093	$(670)	$(34,168)
Other comprehensive income (loss) before reclassifications	25,613	64,113	(256)	—	89,470
Amounts reclassified from AOCI	—	(40,580)	—	—	(40,580)
Other comprehensive income (loss)(1)	25,613	23,533	(256)	—	48,890
Balance as of May 31, 2021	$(10,982)	$(7,463)	$33,837	$(670)	$14,722

(1)Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in thousands):

		Three months ended		Nine months ended
Comprehensive Income Components	Financial Statement Line Item	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Realized (gains) losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$(4,309)	$16,451	$(43,021)	$20,648
Interest rate contracts	Interest expense	814	(431)	2,441	(1,293)
Total amounts reclassified from AOCI(2)		$(3,495)	$16,020	$(40,580)	$19,355

(1)The Company expects to reclassify $7.9 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2021 and 2020.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in thousands):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Restricted stock units	$15,956	$14,299	$67,553	$54,783
Employee stock purchase plan	2,809	2,583	8,566	7,431
Total	$18,765	$16,882	$76,119	$62,214

On January 21, 2021, the 2021 Equity Incentive Plan (the “2021 EIP”) was approved by the shareholders of the Company. The 2021 EIP replaced the Company’s 2011 Stock Award and Incentive Plan, which terminated on October 21, 2020. As of May 31, 2021, the shares available to be issued under the 2021 EIP were 10,965,250.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2021 and 2020, the Company awarded approximately 1.2 million and 1.1 million time-based restricted stock units, respectively, 0.4 million and 0.3 million performance-based restricted stock units, respectively, and 0.3 million and 0.3 million market-based restricted stock units, respectively.

The following represents the stock-based compensation information as of the period indicated (in thousands):

May 31, 2021
Unrecognized stock-based compensation expense—restricted stock units	$45,840
Remaining weighted-average period for restricted stock units expense	1.4 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Common stock outstanding:
Beginning balances	149,366,501	151,407,526	150,330,358	153,520,380
Shares issued upon exercise of stock options	9,321	—	9,321	56,999
Shares issued under employee stock purchase plan	—	—	771,548	595,717
Vesting of restricted stock	12,787	13,234	2,253,923	2,252,846
Purchases of treasury stock under employee stock plans	(3,436)	(2,808)	(613,715)	(619,931)
Treasury shares purchased(1)	(2,547,707)	(843,916)	(5,913,969)	(5,231,975)
Ending balances	146,837,466	150,574,036	146,837,466	150,574,036

(1)In September 2019, the Company’s Board of Directors authorized the repurchase of up to $600.0 million of the Company’s common stock as part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of May 31, 2021, 11.9 million shares had been repurchased for $475.6 million and $124.4 million remains available under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program authorization expires at the end of fiscal year 2021.
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2021, the Company’s five largest customers accounted for approximately 47% of its net revenue and 79 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.
Segment Data
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, (gain) impairment on securities, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, restructuring of securities loss, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.
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

The following table presents the Company’s revenues disaggregated by segment (in thousands):

	Three months ended
	May 31, 2021			May 31, 2020
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,346,207	$1,441,135	$2,787,342	$958,786	$1,385,203	$2,343,989
Over time	2,296,785	2,130,518	4,427,303	2,428,503	1,563,150	3,991,653
Total	$3,642,992	$3,571,653	$7,214,645	$3,387,289	$2,948,353	$6,335,642

	Nine months ended
	May 31, 2021			May 31, 2020
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$3,222,365	$5,463,053	$8,685,418	$3,323,119	$4,409,710	$7,732,829
Over time	7,193,156	5,997,147	13,190,303	7,043,921	5,189,673	12,233,594
Total	$10,415,521	$11,460,200	$21,875,721	$10,367,040	$9,599,383	$19,966,423

The following tables set forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Segment income and reconciliation of income before income tax
EMS	$137,119	$97,824	$357,214	$259,679
DMS	139,764	74,260	569,212	349,168
Total segment income	$276,883	$172,084	$926,426	$608,847
Reconciling items:
Amortization of intangibles	(12,066)	(13,178)	(35,160)	(42,895)
Stock-based compensation expense and related charges	(18,765)	(16,882)	(76,119)	(62,214)
Restructuring, severance and related charges	(744)	(69,150)	(5,655)	(144,005)
Distressed customer charge	—	—	—	(14,963)
Business interruption and impairment charges, net	—	(4,574)	806	(4,574)
Acquisition and integration charges	—	(6,119)	(3,374)	(30,005)
Gain (impairment) on securities	2,409	—	2,409	(12,205)
Other expense (net of periodic benefit cost)	(2,182)	(8,399)	(10,017)	(32,673)
Interest income	1,563	1,864	5,099	13,144
Interest expense	(33,803)	(41,873)	(97,175)	(132,967)
Income before income tax	$213,295	$13,773	$707,240	$145,490

	May 31, 2021	August 31, 2020
Total assets
EMS	$3,900,421	$3,233,681
DMS	7,261,735	6,641,764
Other non-allocated assets	4,578,552	4,521,971
	$15,740,708	$14,397,416

As of May 31, 2021, the Company operated in 31 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale.

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Foreign source revenue	82.7%	83.4%	83.6%	82.6%

12. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in thousands):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Employee severance and benefit costs	$483	$56,891	$3,191	$83,684
Lease costs	—	402	(2,873)	6,870
Asset write-off costs	8	6,253	4,598	31,678
Other costs	253	5,604	739	21,773
Total restructuring, severance and related charges(1)	$744	$69,150	$5,655	$144,005

(1)Primarily relates to the 2020 Restructuring Plan, and includes $0.0 million and $23.7 million recorded in the EMS segment, $0.6 million and $29.3 million recorded in the DMS segment and $0.1 million and $16.2 million of non-allocated charges for the three months ended May 31, 2021 and 2020, respectively. Includes $(0.4) million and $55.8 million recorded in the EMS segment, $5.5 million and $69.0 million recorded in the DMS segment and $0.6 million and $19.2 million of non-allocated charges for the nine months ended May 31, 2021 and 2020, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
2020 Restructuring Plan
On September 20, 2019, the Company’s Board of Directors formally approved a restructuring plan to realign the Company’s global capacity support infrastructure, particularly in the Company’s mobility footprint in China, in order to optimize organizational effectiveness. This action includes headcount reductions and capacity realignment (the “2020 Restructuring Plan”).
The 2020 Restructuring Plan, totaling $85.0 million in restructuring and other related costs, is substantially complete as of May 31, 2021.
The table below summarizes the Company’s liability activity, primarily associated with the 2020 Restructuring Plan
(in thousands):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2020	$8,143	$2,316	$—	$426	$10,885
Restructuring related charges	2,722	(2,873)	4,352	733	4,934
Asset write-off charge and other non-cash activity	12	1,554	(4,352)	(142)	(2,928)
Cash payments	(7,102)	(170)	—	(763)	(8,035)
Balance as of May 31, 2021	$3,775	$827	$—	$254	$4,856
The Company’s liability associated with the worldwide workforce reduction initiated in the third quarter of fiscal year 2020 is $14.0 million as of May 31, 2021.
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	20.3%	465.0%	26.0%	108.3%
The effective income tax rate decreased for the three months and nine months ended May 31, 2021, compared to the three months and nine months ended May 31, 2020, primarily due to: (i) increased income for the three months and nine months ended May 31, 2021, driven in part by decreased restructuring charges in tax jurisdictions with minimal related income tax benefit and (ii) a $21.2 million income tax expense associated with the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive recorded during the three months ended May 31, 2020.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and nine months ended May 31, 2021 and 2020, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances, (ii) tax incentives granted to sites in Brazil, China, Malaysia, Singapore and Vietnam and (iii) a $21.2 million income tax expense associated with the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive recorded during the three months ended May 31, 2020.
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

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Restricted stock units	665	3,717	665	3,379
Employee stock purchase plan	—	57	—	92
Stock appreciation rights	—	5	—	28
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2021 and 2020 (in thousands, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2021:	October 15, 2020	$0.08	$12,417	November 16, 2020	December 2, 2020
	January 21, 2021	$0.08	$12,371	February 15, 2021	March 2, 2021
	April 22, 2021	$0.08	$12,169	May 14, 2021	June 2, 2021
Fiscal Year 2020:	October 17, 2019	$0.08	$12,647	November 15, 2019	December 2, 2019
	January 23, 2020	$0.08	$12,517	February 14, 2020	March 4, 2020
	April 15, 2020	$0.08	$12,452	May 15, 2020	June 3, 2020
15. Business Acquisitions

During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a framework agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.
On October 26, 2020, under the terms of the framework agreement, the Company completed the fourth closing of its acquisition of certain assets of JJMD. The aggregate purchase price paid for the fourth closing was approximately $18.9 million in cash. Total assets acquired of $29.8 million and total liabilities assumed of $10.9 million were recorded at their estimated fair values as of the acquisition date.
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
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in thousands)	Fair Value Hierarchy		May 31, 2021	August 31, 2020
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$17,839	$33,869
Prepaid expenses and other current assets:
Short-term investments	Level 1		17,216	16,556
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	19,089	11,201
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	60,944	58,893
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 8)	Level 2	(3)	18,772	—
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	$1,527	$1,522
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	8,023	9,100
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 8)	Level 2	(3)	8,276	540
Extended interest rate swap not designated as a hedging instrument (Note 8)	Level 2	(4)	17,809	26,492
Other liabilities:
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 8)	Level 2	(3)	—	329
Extended interest rate swap not designated as a hedging instrument (Note 8)	Level 2	(4)	—	13,111
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 8)	Level 2	(3)	546	—

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
Assets Held for Sale
The following table presents the assets held for sale:

	May 31, 2021	August 31, 2020
(in thousands)	Carrying Amount	Carrying Amount
Assets held for sale (1)	$60,580	$67,380

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			May 31, 2021		August 31, 2020
(in thousands)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt:
4.700% Senior Notes	Level 2	(1)	$499,150	$527,780	$498,659	$537,180
4.900% Senior Notes	Level 3	(2)	$299,482	$325,411	$299,300	$329,435
3.950% Senior Notes	Level 2	(1)	$495,902	$555,460	$495,440	$551,930
3.600% Senior Notes	Level 2	(1)	$495,146	$538,850	$494,756	$536,110
3.000% Senior Notes	Level 2	(1)	$590,944	$610,830	$590,162	$611,616
1.700% Senior Notes	Level 2	(1)	$495,560	$502,340	$—	$—

(1)The fair value estimates are based upon observable market data.
(2)This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
17. Commitments and Contingencies
Leases
During fiscal year 2021, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of May 31, 2021 are summarized below.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$92,963	$20,728	$38,034	$23,929	$10,272
Finance lease obligations(1)	$83,737	$44,759	$29,230	$7,397	$2,351

(1)As of May 31, 2021 , the future minimum lease payments exclude $154.9 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.

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

During fiscal year 2018, the FASB issued a new accounting standard which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance was effective for the Company beginning in the first quarter of fiscal year 2021. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
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

We conduct our operations in facilities that are located worldwide, including but not limited to, China, Malaysia, Mexico, Singapore, the United States and Hungary. We derived a substantial majority, 82.7% and 83.6%, of net revenue from our international operations for the three months and nine months ended May 31, 2021, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.

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
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net revenue	$7,214,645	$6,335,642	$21,875,721	$19,966,423
Gross profit	$567,800	$456,148	$1,772,285	$1,440,112
Operating income	$239,774	$59,384	$790,074	$302,793
Net income (loss) attributable to Jabil Inc.	$169,480	$(50,958)	$521,576	$(13,819)
Earnings (loss) per share—basic	$1.14	$(0.34)	$3.49	$(0.09)
Earnings (loss) per share—diluted	$1.12	$(0.34)	$3.41	$(0.09)
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2021	February 28, 2021	May 31, 2020
Sales cycle(1)	25 days	25 days	27 days
Inventory turns (annualized)(2)	5 turns	6 turns	5 turns
Days in accounts receivable(3)	40 days	40 days	37 days
Days in inventory(4)	68 days	65 days	67 days
Days in accounts payable(5)	84 days	81 days	77 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2021 and February 28, 2021, the increase in days in accounts receivable from the three months ended May 31, 2020 was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2021, the increase in days in inventory from the prior sequential quarter was to support expected sales levels in the fourth quarter of fiscal year 2021.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2021, the increase in days in accounts payable from the three months ended February 28, 2021 and the three months ended May 31, 2021, respectively, was primarily due to an increase for material purchases and the timing of payments.
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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Net revenue	$7,214.6	$6,335.6	13.9%	$21,875.7	$19,966.4	9.6%

Net revenue increased during the three months ended May 31, 2021, compared to the three months ended May 31, 2020. Specifically, the DMS segment net revenue increased 21% due to: (i) a 7% increase in revenues from existing customers in our automotive and transportation business, (ii) a 7% increase in revenues from existing customers within our connected devices business, (iii) a 6% increase in revenue from existing customers within our healthcare and packaging business and (iv) a 1% increase in revenues from existing customers within our mobility business. The EMS segment net revenue increased 8% due to: (i) a 3% increase from existing customers within our 5G, wireless and cloud business, (ii) a 2% increase from existing customers within our networking and storage business, (iii) a 2% increase from existing customers within our digital print and retail business, and (iv) a 1% increase from an existing customer within our industrial and capital equipment business.
Net revenue increased during the nine months ended May 31, 2021, compared to the nine months ended May 31, 2020. Specifically, the DMS segment net revenue increased 19% due to: (i) a 8% increase in revenues from existing customers within our mobility business as our ability to meet customer demand during the nine months ended May 31, 2020, was greatly diminished due to COVID-19 containment efforts in China, (ii) a 5% increase in revenues from existing customers within our connected devices business, (iii) a 4% increase in revenues from existing customers in our automotive and transportation business and (iv) a 2% increase in revenues from existing customers within our healthcare and packaging business. The EMS segment net revenue remained relatively consistent.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
EMS	50%	53%	48%	52%
DMS	50%	47%	52%	48%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Foreign source revenue	82.7%	83.4%	83.6%	82.6%

Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Gross profit	$567.8	$456.1	$1,772.3	$1,440.1
Percent of net revenue	7.9%	7.2%	8.1%	7.2%

Gross profit as a percentage of net revenue increased as compared to the three months and nine months ended May 31, 2020, primarily due to: (i) product mix and improved profitability across the various businesses and (ii) a decrease in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 pandemic of $44.3 million and $72.1 million, for the three months ended and nine months ended May 31, 2021, respectively.

Selling, General and Administrative

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Selling, general and administrative	$305.6	302.8	$2.8	$914.3	$916.8	$(2.5)

Selling, general and administrative expenses increased during the three months ended May 31, 2021, compared to the three months ended May 31, 2020. The increase is primarily due to: (i) a $17.3 million increase due to higher salary and salary related expenses and (ii) a $1.9 million increase in stock-based compensation expense due to anticipated achievement levels for certain performance-based stock awards and a higher stock price for cash-settled awards. The increase is partially offset by: (i) a $10.4 million decrease in costs related to the COVID-19 pandemic, primarily for personal protection equipment for our employees globally, and (ii) a $6.1 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company.

Selling, general and administrative expenses decreased during the nine months ended May 31, 2021, compared to the nine months ended May 31, 2020. The decrease is primarily due to a $26.6 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company. The decrease is partially offset by (i) a $13.9 million increase in stock-based compensation expense due to anticipated achievement levels for certain performance-based stock awards, a higher stock price for awards granted during fiscal year 2021 and a higher stock price for cash-settled awards and (ii) a $10.2 million increase due to higher salary and salary related expenses.
Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Research and development	$9.7	$11.6	$27.1	$33.6
Percent of net revenue	0.1%	0.2%	0.1%	0.2%
Research and development expenses remained relatively consistent as a percentage of net revenue during the three months and nine months ended May 31, 2021, compared to the three months and nine months ended May 31, 2020.
Amortization of Intangibles

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Amortization of intangibles	$12.1	$13.2	$(1.1)	$35.2	$42.9	$(7.7)
Amortization of intangibles decreased during the three months and nine months ended May 31, 2021, compared to the three months and nine months ended May 31, 2020, primarily due to certain intangible assets that were fully amortized during fiscal year 2020.
Restructuring, Severance and Related Charges

Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended		Nine months ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Employee severance and benefit costs	$0.5	$56.9	$3.2	$83.7
Lease costs	—	0.4	(2.9)	6.9
Asset write-off costs	—	6.3	4.6	31.7
Other costs	0.2	5.6	0.8	21.7
Total restructuring, severance and related charges(1)	$0.7	$69.2	$5.7	$144.0

(1)Primarily relates to the 2020 Restructuring Plan, and includes $0.0 million and $23.7 million recorded in the EMS segment, $0.6 million and $29.3 million recorded in the DMS segment and $0.1 million and $16.2 million of non-allocated charges for the three months ended May 31, 2021 and 2020, respectively. Includes $(0.4) million and $55.8 million recorded in the EMS segment, $5.5 million and $69.0 million recorded in the DMS segment and $0.6 million and $19.2 million of non-allocated charges for the nine months ended May 31, 2021 and 2020, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
See Note 12 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges for the 2020 Restructuring Plan.
(Gain) Impairment on Securities

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
(Gain) impairment on securities	$(2.4)	$—	$(2.4)	$(2.4)	$12.2	$(14.6)
`
The change in (gain) impairment on securities for the three months ended May 31, 2021 compared to the three months ended May 31, 2020 is due to cash proceeds received in connection with the sale of an investment. For the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020, the cash proceeds were partially offset by a non-cash impairment charge incurred in connection with the sale of an investment in the optical networking segment during fiscal year 2020.
Other (Income) Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Other (income) expense	$(3.4)	$5.6	$(9.0)	$(6.8)	$25.3	$(32.1)
The change in other (income) expense for the three months ended May 31, 2021 compared to the three months ended May 31, 2020, is primarily due to: (i) $5.3 million related to a decrease in fees associated with lower utilization of the trade accounts receivable sales programs, (ii) $2.9 million related to lower net periodic benefit costs and (iii) $0.8 million arising from an increase in other income.
The change in other (income) expense for the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020, is primarily due to: (i) $20.8 million related to a decrease in fees associated with lower utilization of the trade accounts receivable sales programs, (ii) $9.9 million related to lower net periodic benefit costs and (iii) $1.4 million arising from an increase in other income.
Interest Income

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Interest income	$1.6	$1.9	$(0.3)	$5.1	$13.1	$(8.0)
Interest income decreased during the three months and nine months ended May 31, 2021, compared to the three months and nine months ended May 31, 2020, primarily due to lower interest rates on cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).

Interest Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Interest expense	$33.8	$41.9	$(8.1)	$97.2	$133.0	$(35.8)
Interest expense decreased during the three months and nine months ended May 31, 2021, compared to the three months and nine months ended May 31, 2020 due to lower interest rates and lower borrowings on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2021	May 31, 2020	Change	May 31, 2021	May 31, 2020	Change
Effective income tax rate	20.3%	465.0%	(444.7)%	26.0%	108.3%	(82.3)%
The effective income tax rate decreased for the three months and nine months ended May 31, 2021, compared to the three months and nine months ended May 31, 2020, primarily due to: (i) increased income for the three months and nine months ended May 31, 2021, driven in part by decreased restructuring charges in tax jurisdictions with minimal related income tax benefit and (ii) a $21.2 million income tax expense associated with the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive recorded during the three months ended May 31, 2020.
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
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, (gain) impairment on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Nine months ended
(in thousands, except for per share data)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Operating income (U.S. GAAP)	$239,774	$59,384	$790,074	$302,793
Amortization of intangibles	12,066	13,178	35,160	42,895
Stock-based compensation expense and related charges	18,765	16,882	76,119	62,214
Restructuring, severance and related charges	744	69,150	5,655	144,005
Distressed customer charge (1)	—	—	—	14,963
Net periodic benefit cost (2)	5,534	2,797	16,850	7,398
Business interruption and impairment charges, net	—	4,574	(806)	4,574
Acquisition and integration charges (3)	—	6,119	3,374	30,005
Adjustments to operating income	37,109	112,700	136,352	306,054
Core operating income (Non-GAAP)	$276,883	$172,084	$926,426	$608,847
Net income (loss) attributable to Jabil Inc. (U.S. GAAP)	$169,480	$(50,958)	$521,576	$(13,819)
Adjustments to operating income	37,109	112,700	136,352	306,054
(Gain) impairment on securities	(2,409)	—	(2,409)	12,205
Net periodic benefit cost (2)	(5,534)	(2,797)	(16,850)	(7,398)
Adjustments for taxes	(584)	(2,422)	(1,732)	1,166
Core earnings (Non-GAAP)	$198,062	$56,523	$636,937	$298,208
Diluted earnings (loss) per share (U.S. GAAP)	$1.12	$(0.34)	$3.41	$(0.09)
Diluted core earnings per share (Non-GAAP)	$1.30	$0.37	$4.17	$1.93
Diluted weighted average shares outstanding (U.S. GAAP)	151,976	150,723	152,838	151,956
Diluted weighted average shares outstanding (Non-GAAP)	151,976	152,693	152,838	154,412

(1)Relates to accounts receivable and inventory charges for certain distressed customers in the renewable energy sector during the nine months ended May 31, 2020.
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
(3)Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).

Adjusted Free Cash Flow

	Nine months ended
(in thousands)	May 31, 2021	May 31, 2020
Net cash provided by operating activities (U.S. GAAP)	$670,860	$570,726
Acquisition of property, plant and equipment	(878,020)	(648,945)
Proceeds and advances from sale of property, plant and equipment	286,702	93,679
Adjusted free cash flow (Non-GAAP)	$79,542	$15,460

Acquisitions and Expansion
During fiscal year 2018, the Company and JJMD entered into a framework agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.
On October 26, 2020, under the terms of the framework agreement, we completed the fourth closing of our acquisition of certain assets of JJMD. The aggregate purchase price paid for the fourth closing was approximately $18.9 million in cash. Total assets acquired of $29.8 million and total liabilities assumed of $10.9 million were recorded at their estimated fair values as of the acquisition date.
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
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our North American asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash on hand, funds provided by operations and the access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions and our working capital requirements for the next 12 months. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Cash and Cash Equivalents
As of May 31, 2021, we had approximately $1.2 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. Most of our cash and cash equivalents as of May 31, 2021 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in thousands)	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes (1)	Borrowings under revolving credit facilities (2)(3)	Borrowings under loans(1)	Total notes payable and credit facilities
Balance as of August 31, 2020	$498,659	$299,300	$495,440	$494,756	$590,162	$—	$—	$350,165	$2,728,482
Borrowings	—	—	—	—	—	499,905	581,581	—	1,081,486
Payments	—	—	—	—	—	—	(581,581)	(300,138)	(881,719)
Other	491	182	462	390	782	(4,345)	—	556	(1,482)
Balance as of May 31, 2021	$499,150	$299,482	$495,902	$495,146	$590,944	$495,560	$—	$50,583	$2,926,767
Maturity Date	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	Jan 22, 2024 and Jan 22, 2026	Jun 23, 2021
Original Facility/ Maximum Capacity	$500.0 million	$300.0 million	$500.0 million	$500.0 million	$600.0 million	$500.0 million	$3.8 billion(2)(3)	$51.9 million(1)

(1)On April 14, 2021, we issued $500.0 million of publicly registered 1.700% Senior Notes due 2026 (the “1.700% Senior Notes”). We used the net proceeds for general corporate purposes, including repayment of the prior $300.0 million Term Loan Facility.
(2)On April 28, 2021, we entered into an amendment (the “Amendment”) to our senior unsecured credit agreement dated as of January 22, 2020 (the “Credit Facility”). The Amendment, among other things, (i) increased the commitments available under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) from

$700.0 million to $1.2 billion, (ii) instituted certain sustainability-linked adjustments to the interest rates applicable to borrowings under the Credit Facility and (iii) primarily extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2024, and of the Five-Year Revolving Credit Facility of $2.0 billion to January 22, 2026.
(3)As of May 31, 2021, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2021 and August 31, 2020, we were in compliance with our debt covenants. Refer to Note 4 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
Asset-Backed Securitization Programs
We continuously sell designated pools of trade accounts receivable, at a discount, under our North American asset-backed securitization program to a special purpose entity, which in turn sells certain of the receivables to conduits administered by an unaffiliated financial institution on a monthly basis.
Certain unsold receivables covering the maximum amount of net cash proceeds available under the North American asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2021.
Following is a summary of our asset-backed securitization programs and key terms:

	Maximum Amount of Net Cash Proceeds (in millions)(1)	Expiration Date
North American	$390.0	November 22, 2021
Foreign	$400.0	(2)

(1)Maximum amount available at any one time.
(2)We terminated the foreign asset-backed securitization program on June 28, 2021. In connection with the termination, we paid approximately $167.0 million in cash, which consisted of a remittance of collections received prior to that date in our role as servicer of sold receivables, and a repurchase at fair value of all previously sold receivables that remained outstanding as of that date. We expect to receive payment on the repurchased receivables from the related customers during the fourth quarter of fiscal year 2021.
In connection with our asset-backed securitization programs, during the three months and nine months ended May 31, 2021, we sold $1.1 billion and $3.4 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.1 billion and $3.4 billion, respectively. As of May 31, 2021, we had up to $148.5 million in available liquidity under our asset-backed securitization programs, of which all available liquidity related to the foreign asset-backed securitization program.
Our asset-backed securitization programs contain various financial and nonfinancial covenants. As of May 31, 2021 and August 31, 2020, we were in compliance with all covenants under our asset-backed securitization programs. Refer to Note 5 – “Asset-Backed Securitization Programs” to the Condensed Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600.0		Uncommitted	December 5, 2021(2)
B	$150.0		Uncommitted	November 30, 2021
C	400.0	CNY	Uncommitted	August 31, 2023
D	$150.0		Uncommitted	May 4, 2023(3)
E	$150.0		Uncommitted	January 25, 2022(4)
F	$50.0		Uncommitted	February 23, 2023(5)
G	$100.0		Uncommitted	August 10, 2021(6)
H	$100.0		Uncommitted	July 21, 2021(7)
I	$550.0		Uncommitted	December 4, 2021(8)
J	$135.0		Uncommitted	April 11, 2022(9)
K	100.0	CHF	Uncommitted	December 5, 2021(2)

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
During the three months and nine months ended May 31, 2021, we sold $1.0 billion and $3.6 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $1.0 billion and $3.6 billion, respectively. As of May 31, 2021, we had up to $1.6 billion in available liquidity under our trade accounts receivable sale programs.
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
Cash Flows
The following table sets forth selected consolidated cash flow information (in thousands):

	Nine months ended
	May 31, 2021	May 31, 2020
Net cash provided by operating activities	$670,860	$570,726
Net cash used in investing activities	(644,232)	(679,463)
Net cash used in financing activities	(177,141)	(259,592)
Effect of exchange rate changes on cash and cash equivalents	(2,315)	(31,677)
Net decrease in cash and cash equivalents	$(152,828)	$(400,006)
Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2021 was primarily due to non-cash expenses, an increase in accounts payable, accrued expenses and other liabilities and net income, partially offset by: an increase in inventories, accounts receivable and prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in inventories is primarily to support expected sales levels in the fourth quarter of fiscal year 2021. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in prepaid expenses and other current assets is primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities during the nine months ended May 31, 2021 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments and expenditures in connection with the acquisition of certain assets of JJMD and the acquisition of Ecologic, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2021 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) dividend payments and (iv) the purchase of treasury stock under employee stock plans. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Contractual Obligations
As of the date of this report, other than the borrowings on the 1.700% Senior Notes, the amended Credit Facility, (see Note 4 - “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements) and the new operating and finance leases, (see Note 17 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements), there were no other material changes outside the ordinary course of business since August 31, 2020 to our contractual obligations and commitments.
Dividends and Share Repurchases
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In September 2019, the Board of Directors authorized the repurchase of up to $600.0 million of our common stock as a part of a two-year capital allocation framework (the “2020 Share Repurchase Program”). As of May 31, 2021, 11.9 million shares had been repurchased for $475.6 million and $124.4 million remains available under the 2020 Share Repurchase Program. The 2020 Share Repurchase Program expires at the end of fiscal year 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2021. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended May 31, 2021, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended
May 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
March 1, 2021 - March 31, 2021	853,574	$46.01	853,574	$214,857
April 1, 2021 - April 30, 2021	750,156	$53.71	748,265	$174,666
May 1, 2021 - May 31, 2021	947,413	$53.18	945,868	$124,367
Total	2,551,143	$50.94	2,547,707

(1)The purchases include amounts that are attributable to 3,436 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards and the exercise of stock appreciation rights, their tax withholding obligations.
(2)In September 2019, our Board of Directors authorized the repurchase of up to $600.0 million of our common stock as publicly announced in a press release on September 24, 2019 (the “2020 Share Repurchase Program”).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

1.1	Underwriting Agreement, dated as of April 7, 2021, among the Company, BNP Paribas Securities Corp., J.P. Morgan Securities LLC, MUFG Securities America Inc. and SMBC Nikko Securities America, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	4/14/2021

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.4	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

10.1†
Amendment No. 1 to Credit Agreement dated as of April 28, 2021 among Jabil Inc.; the lenders named therein; Citibank, N.A., as administrative agent; Sumitomo Mitsui Banking Corporation and Citibank, N.A., as sustainability agents; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as documentation agents; and Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp., Mizuho Bank, Ltd., MUFG Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as joint lead arrangers and joint bookrunners.
		8-K	10.1	4/28/2021

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 31, 2021 and August 31, 2020, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended May 31, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: July 2, 2021	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: July 2, 2021	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer