Form 10-K
period 2021-08-31
JABIL INC
filed 2021-10-22
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2021 was approximately $5.3 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 14, 2021, was 143,334,977. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on January 20, 2022 into Part III hereof, to the extent indicated herein.

JABIL INC. AND SUBSIDIARIES
2021 FORM 10-K ANNUAL REPORT

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
We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We conduct our operations in facilities that are located worldwide, including but not limited to, China, Hungary, Malaysia, Mexico, Singapore, and the United States. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities. For the fiscal year ended August 31, 2021, we had net revenues of $29.3 billion and net income attributable to Jabil Inc. of $696 million.
We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-cap, and networking and storage industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, machining, tooling, and molding of highly engineered plastic and metal parts. Our DMS includes customers primarily in the automotive and transportation, connected devices, healthcare and packaging, and mobility industries.

As of September 1, 2020, certain customers were realigned within our operating segments. Our operating segments, which are the reporting segments, continue to consist of the DMS and EMS segments. Customers within the automotive and transportation and smart home and appliances industries are now presented within the DMS segment. Prior period disclosures are restated to reflect the realignment.
Additional financial information regarding our reportable operating segments is included in Item 7 of this report and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
Industry Background
The industry in which we operate has historically been composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components in their products. In recent years, the industry has expanded to include customers that require products and services beyond electronic components including plastics and metal components, packaging, and injection molding.
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Over the long term we believe the factors driving our customers and potential customers to use our industry’s services include:

•Efficient Manufacturing. Manufacturing service providers are often able to manufacture products at a reduced total cost to companies. These cost advantages result from higher utilization of capacity and efficiencies of scale because of diversified product demand and, generally, a greater focus on the components of manufacturing cost. Companies are increasingly seeking to reduce their investment in inventory, facilities and equipment used in manufacturing and prioritizing capital investments in other activities such as sales and marketing and research and development (“R&D”). This strategic shift in capital deployment has contributed to increased demand for and interest in outsourcing to external manufacturing service providers.

•Accelerated Product Time-to-Market and Time-to-Volume. Manufacturing service providers are often able to deliver accelerated production start-ups and achieve high efficiencies in bringing new products to production. Providers are also able to more rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

•Access to Advanced Design and Manufacturing Technologies. By utilizing manufacturing service providers, customers gain access to additional advanced technologies in manufacturing processes, as well as to product and production design, which can offer customers significant improvements in the performance, quality, cost, time-to-market and manufacturability of their products.

•Improved Inventory Management and Purchasing Power. Manufacturing service providers are often able to more efficiently manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of their operations and continuous interaction with the materials marketplace.
Our Strategy
Our vision for the future is to become the world’s most technologically advanced manufacturing services and solutions provider. As we work to achieve our vision, we continue to pursue the following strategies:

•Establish and Maintain Long-Term Customer Relationships. An important element of our strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we focus on identifying and developing relationships with new customers that meet our targeted profile, which includes financial stability, the need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability.

•Product Diversification. We focus on balancing our portfolio of products and product families to those that align with higher return areas of our business, including manufacturing, supply chain management services, comprehensive electronics design, production and product management services, 5G wireless, cloud, healthcare, automotive and transportation, and capital equipment. We have made concentrated efforts to diversify our industry sectors and customer base. Because of these efforts, we have experienced business growth from both existing and new customers as well as from acquisitions.

•Utilize Customer-Centric Business Units. Most of our business units are dedicated to serve one customer each and operate by primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers to provide comprehensive manufacturing solutions that are customized to each customer’s needs. We believe our customer-centric business units promote increased responsiveness to our customers’ needs, particularly for customer relationships that extend across multiple production locations.

•Leverage Global Production. We believe that global production is a key strategy to reduce obsolescence risk and secure the lowest possible landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in the Americas, Europe, Asia and Africa. Our extensive global footprint positions us well to implement safe and practical solutions in order to select production locations which best serve the needs of our customers. We believe that our global footprint is strengthened by our centralized procurement process, which when coupled with our single Enterprise Resource Planning system affords our customers with end-to-end supply chain visibility.

•Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•Offer Design Services. We offer a wide spectrum of value-add design services to achieve improvements in performance, cost, time-to-market and manufacturability.

•Pursue Acquisition Opportunities Selectively. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers.
Our Approach to Manufacturing

To achieve high levels of manufacturing performance, we have adopted the following approaches:

•Decentralized Business Unit Model. Most of our business units are dedicated to serve one customer each and are empowered to formulate strategies tailored to individual customer’s needs. Our business units generally have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may serve more than one business unit to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, thereby promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units. Business unit management reviews the customer financial information to assess whether the business units are meeting their designated responsibilities and to ensure that the daily execution of manufacturing activities is being effectively managed. The business units aggregate into operating segments based on the economic profiles of the services performed, including manufacturing capabilities, market share strategy, margins, return on capital and risk profiles.

•Automated Continuous Flow. We use a highly automated, continuous flow approach to manufacturing, whereby different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process contrasts with a batch approach, whereby individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. We believe continuous flow manufacturing provides cost reductions and quality improvement when applied to high volumes of product.

•Computerized Control and Monitoring. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized manufacturing resource planning system, which provides customers with the ability to continuously monitor material availability and track work-in-process on a real-time basis. In addition, manufacturing processes are supported by a computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data.

•Electronic Supply Chain Management. We make available to our customers and suppliers an electronic commerce system/electronic data interchange and web-based tools to implement a variety of supply chain management programs. Our customers use these tools to share demand and product forecasts and deliver purchase orders, and we use these tools with our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.
Our Design Services
We offer a wide spectrum of value-add design services to enhance our relationships with current customers and to help develop relationships with our new customers. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. These design services include:

•Electronic Design. Our Electronic Design team provides electronic circuit design services, including application-specific integrated circuit design, firmware development and rapid prototyping services. These services have been used by our customers for a variety of products including smart phones and accessory products, notebook and personal computers, connected consumer products and appliances, servers, radio frequency products, optical communications products, communication and broadband products, and automotive and healthcare components and devices.

•Industrial Design. Our Industrial Design team designs the “look and feel” of the plastic and metal enclosures that house the products’ electro-mechanics, including the printed circuit board assemblies (“PCBA”).

•Mechanical Design. Our Mechanical Design team specializes in three-dimensional mechanical design with the analysis of electronic, electro-mechanical and optical assemblies using state of the art modeling and analytical tools. This team has extended Jabil’s product design offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management.

•Computer-Assisted Design. Our Computer-Assisted Design (“CAD”) team provides PCBA design services using advanced CAD engineering tools, PCBA design validation and verification services, and other consulting services, which include generating a bill of materials, approved vendor list and assembly equipment configuration for a particular PCBA design. We believe that our CAD services result in PCBA designs that are optimized for manufacturability and cost efficiencies and accelerate a product’s time-to-market and time-to-volume production.

•Product Validation. Our Product Validation team provides complete product and process validation. This includes product system tests, product safety, regulatory compliance and reliability tests.

•Manufacturing Test Solution Development. Our Manufacturing Test Solution Development team provides integral support to the design teams to embed design with testability and to promote efficient capital and resource investment in the manufacturing process. The use of software driven instrumentation and test process design and management has enhanced our product quality and reduced our operating costs relative to human dependent test processes. The full electronic test data-log of customer products has allowed customer product test traceability and visibility throughout the manufacturing test process.
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
•Automation, including automated tooling
•Electronic interconnection
•Advanced polymer and metal material science
•Single/multi-shot injection molding, stamping and in-mold labeling
•Multi-axis computer numerical control
•Vacuum metallization
•Physical vapor deposition
•Digital printing
•Anodization
•Thermal-plastic composite formation
•Plastic with embedded electronics
•Metal and plastic covers with insert-molded or dies-casting features for assembly
•Display cover with integrated touch sensor
•Material processing research (including plastics, metal, glass and ceramic)
•Additive manufacturing
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
In fiscal year 2021, our five largest customers accounted for approximately 47% of our net revenue and 82 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customers that accounted for a significant concentration of our net revenue during the periods indicated:

	Fiscal Year Ended August 31,
	2021	2020	2019
Apple, Inc.	22%	20%	22%
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
Proprietary Rights
We regard certain aspects of our technology, design, production and product management services as proprietary intellectual property. To protect our trade secrets, manufacturing know-how and other proprietary rights, we rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures. We currently have a relatively modest number of patents for various innovations. We believe that our research and design activities, along with developments relating thereto, may result in growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other factors significant to our proprietary rights include the knowledge and experience of our management and workforce and our ability to develop, enhance and market our technology and services.
We license some technology and intellectual property rights from third parties. Generally, the license agreements that govern such third-party technology and intellectual property rights grant us the right to use the subject technology anywhere in the world and terminate upon a material breach by us.

Human Capital Management
As of August 31, 2021, our workforce includes diverse, talented and dedicated employees across approximately 100 locations in more than 30 countries, and simply stated, they are what differentiate us from our competitors. To maintain our edge, we continually invest in our employees, so that they can make anything possible and everything better for our customers, shareholders, and communities. Following is a summary of employees by location (in thousands):

Region	Number of Employees
Asia	180
Americas	41
Europe	17
Total(1)	238

(1)Total headcount includes permanent, temporary and contingent workers.

None of our U.S. domestic employees have chosen to be represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and promote a culture of positive employee relations.

Safety
“Safety First” is a fundamental value that is ingrained in our culture. We are committed to safety standards in all of our facilities, ensuring our employees are protected and can return home safely after each work shift. By implementing a continuous improvement-based Health and Safety Management System including annual training assessments coupled with engaged leaders and employees who prioritize safety above all else, we have established a path to safety excellence.

COVID-19 Response
As a global employer, we have a responsibility to our employees, customers, suppliers and the communities in which we operate to take decisive action to protect against COVID-19 in our facilities. From the outset of the COVID-19 pandemic, we established prevention protocols, which have allowed our sites to operate safely with minimal disruption. Measures we have taken include:

•Employees and visitors are required to undergo temperature checks and complete health screening questionnaires before entering a Jabil facility
•Employees and visitors are provided with masks and required to wear them while on site
•Hand sanitizing stations are located throughout all of our facilities
•Social distancing guidelines have been established
•Quarantine and contact tracing protocols have been established for suspected and/or confirmed cases and a robust follow-up process has been implemented to ensure the well-being of our employees
•Business travel has been restricted
•Eligible employees work remotely
•Employees have been provided with masks, hand sanitizer, and educational resources to take home to their families

In addition to these extensive internal measures, we also retooled and ramped-up numerous production facilities to make masks, hand sanitizer, face shields, ventilators and diagnostic products in order to fulfill the urgent needs of our customers.

Human Rights
We promote respect for fundamental human rights as an essential element of responsible corporate citizenship. We are a founding member of the Responsible Business Alliance (RBA), which is one of the world’s largest industry coalitions for corporate social responsibility in global supply chains. The RBA sets (1) standards regarding excessive working hours and unfair wages, (2) controls to prohibit child labor and human trafficking, and (3) avenues for employees to raise and address workplace health and safety concerns. We have aligned our work programs, processes and procedures to the RBA Code of Conduct so as to ensure working conditions are safe, employees are treated with respect and dignity, and manufacturing process and practices are environmentally responsible.

Diversity, Equity and Inclusion
At Jabil, our workforce is diverse at its core, and our employees thrive in an entrepreneurial culture where they can do their best work. Diverse backgrounds, experiences and opinions are welcome here. We work together in a way that enables our employees to be their true self, challenges them and encourages them, while allowing them to make a difference at work and in the world.
We act in accordance with our Code of Conduct to create an environment free from discrimination or harassment globally and respect the human rights of our employees. Moreover, we strive to achieve an inclusive and equitable workplace where opportunities for success are created and available for all employees. In order to achieve this, we have trained leaders on unconscious bias to support their capability as inclusive leaders.
In partnership with the University of South Florida's Muma College of Business and the Tampa Bay Lightning, we developed an online certificate program about workplace diversity, equity, and inclusion. Over 135,000 registrants from fifteen different countries, including the US, which led all nations with the most online registrants, signed-up for this seven-week course. The program was offered at no cost and consisted of seven two-hour modules. Over 62,000 registrants completed the program and received a digital certificate and badge to display on social media.
In 2020, we launched a Diversity, Equity & Inclusion (DEI) Council comprised of eight global, cross-functional team members who represent the voice of our employees. Under the direction of our CEO and diversity leader, this council has unprecedented access to share directly with our executive leadership team their perspectives, ideas and solutions on diversity, equity and inclusivity opportunities at Jabil while acting and advocating for progress within spheres of internal and external influence.

Career Growth and Development
At Jabil, we have historically invested in the professional and personal growth and development of our employees at all levels of the organization to ensure continuous learning and skills enrichment. In addition, we undertake talent reviews to assess bench strength and succession planning. During these reviews, we also spotlight high potential talent, retention rates and the diversity composition of our leaders. In FY21, there were over 35,000 internal promotions at various levels in Jabil, a true testament to our ability to grow and develop our own talent.

Compensation and Benefits
Jabil’s compensation programs are designed to align the compensation of our employees with Jabil’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. Specifically:
•We provide employee pay levels that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•Salary increases and incentive compensation are based on merit and performance.
•All U.S. employees are eligible for health insurance, paid and unpaid leaves, a retirement plan, and life and disability/accident coverage. Benefits outside the U.S. are provided based upon country-specific practices and are intended to support the health and well-being of our employees and their families.
•Supporting the mental health and emotional well-being of our employees and their families is a high priority at Jabil, and we have implemented several programs and benefits over the past several years to help de-stigmatize mental health issues and assist employees in finding and leveraging appropriate resources. These include a global employee assistance program (EAP), on-site behavioral health resources in some locations and education for our leaders regarding how to recognize and respond to signs of mental health and substance abuse issues.
•Almost all of our employees around the world are eligible to participate in our Employee Stock Purchase plan, allowing them to become owners of Jabil stock at a discount.

Employee Engagement
In May 2021, we conducted a Voice of the Employee Survey, utilizing a third party to administer it. Approximately 90% of our employees responded to the survey, demonstrating the high level of engagement of our employees. In addition, scores across a number of factors were consistently high and exceeded industry benchmark. Action plans have been developed and are in the process of being executed at all sites.
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
Steven D. Borges (age 53) was named Executive Vice President, Chief Executive Officer, Regulated Industries in September 2020 with additional responsibility for Additive Manufacturing. Mr. Borges served as Executive Vice President, Chief Executive Officer, Healthcare from September 2016 through August 2020. Mr. Borges joined Jabil in 1993 and has global experience in positions of increasing responsibility in Operations, Business Development, Manufacturing Operations and Supply Chain Management. He holds a Bachelor’s Degree in Business Administration and Management from Fitchburg State University.
Michael Dastoor (age 56) was named Executive Vice President, Chief Financial Officer effective September 2018. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004 and Senior Vice President, Controller in July 2010. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Bruce A. Johnson (age 65) was named Executive Vice President, Chief Human Resources Officer in January 2019. Mr. Johnson joined Jabil in 2015 as Vice President, Human Resources and was promoted to Senior Vice President, Chief Human Resources Officer in 2017. Prior to joining Jabil, Mr. Johnson was Chief Organizational Effectiveness Officer/Executive Vice President, Human Resources for C&S Wholesale Grocers, Inc., a wholesale distributor of food and grocery items with headquarters in Keene, New Hampshire from 2007 to 2014. Mr. Johnson also served in senior roles at The Timberland Company, a footwear and apparel designer, retailer and manufacturer in New Hampshire, and E.I. Du Pont De Nemours and Company (Du Pont) in Delaware. He holds a Bachelor of Arts in History from Middlebury College in Vermont.
Robert L. Katz (age 59) joined Jabil in March 2016 and was named Executive Vice President, General Counsel and Corporate Secretary in September 2016. Mr. Katz transitioned the Corporate Secretary role to a member of his staff in April 2017. In April 2019 he was named Chief Ethics & Compliance Officer. Prior to joining Jabil, Mr. Katz served as Executive Vice President, General Counsel and Secretary of SharkNinja, a vacuum and kitchen appliance manufacturer. He was previously Senior Vice President and General Counsel of Ingersoll Rand plc, a diversified industrial manufacturer, from 2010 to 2015. Mr. Katz served as Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of Federal-Mogul Corporation from 2007 to 2010. From 1999 to 2007 he was General Counsel—EMEA for Delphi Corporation in Paris, France. He began his career with Milbank, Tweed, Hadley & McCloy working in the Mergers and Acquisitions and General Corporate Group in New York and London. He earned a Bachelor of Laws (LL.B.) and a Bachelor of Civil Law (B.C.L.) from McGill University. He is a member of the New York Bar.
Michael J. Loparco (age 50) was named Executive Vice President, Chief Executive Officer, Electronic Manufacturing Services (EMS) in September 2020; and currently also has responsibility for Jabil’s Enterprise Supply Chain Strategies and Global IT. Previously, Mr. Loparco served as Executive Vice President, Chief Executive Officer. Engineered Solutions Group since January 2016; and also had responsibility for Jabil’s Enterprise Supply Chain, Procurement and certain strategic investments. Prior to that, Mr. Loparco served as President, Chief Executive Officer of Jabil’s High Velocity and Energy & Industrial Division and held a variety of global management positions. Before joining Jabil in 1999, Mr. Loparco was an attorney at Holland & Knight, LLP, practicing corporate and commercial litigation and serving as a certified mediator. He holds a Juris Doctorate from Stetson University College of Law. He holds a Bachelor of Arts in International Business, with minor degrees in Business Management and Spanish, from Eckerd College.
Mark Mondello (age 57) has served as Chief Executive Officer and a member of the Board of Directors since March 2013. In addition, Mr. Mondello has been appointed Chairman of the Board effective November 1, 2021. Prior to that, Mr. Mondello served as Chief Operating Officer from 2002 to 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor and has held various leadership roles, including SVP, Business Development. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.
Daryn Smith (age 51) was named Senior Vice President, Enterprise & Commercial Controller in June 2018 and assumed leadership of Corporate Development and M&A in September 2020. Mr. Smith served as Chief Financial Officer of EMS from June 2013 through June 2018. Mr. Smith joined Jabil in 2002 and he has held various leadership roles in Risk and Assurance, Financial Planning and Analysis, and Controllership for Jabil.  Prior to joining Jabil, Mr. Smith was with the Assurance and Advisory Services practice for Arthur Andersen. He holds a Bachelor’s degree in Accounting from the University of South Florida and a MBA from the University of Florida.
Kenneth S. Wilson (age 56) was named Executive Vice President and CEO of Jabil Green Point in 2017 and assumed responsibility for Consumer Packaging and Corporate Procurement in September 2020. Prior to that, Mr. Wilson was Senior Vice President of the Telecommunications Infrastructure Sector within Jabil’s Enterprise & Infrastructure group. He first joined Jabil in 2000 as a business unit manager; and has held various leadership roles, including VP of Global Business Units, running businesses such as consumer electronics and telecommunications. Prior to Jabil, he spent 8 years at Motorola, where he served as Operations Director in their Handset Division. Mr. Wilson has a Bachelor’s degree in Manufacturing Engineering and a MBA from Edinburgh Business School.

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

Item 1A. Risk Factors
Business and Operational Risks
The effect of COVID-19 on our operations and the operations of our customers, suppliers and logistics providers has had, and may in the future again have, a material and adverse impact on our financial condition and results of operations.
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
COVID-19 continues to spread across the globe and is impacting worldwide economic activity, including our global manufacturing production sites. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, are impacting our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, causing certain facility or intermittent business closures, and interrupting the movement or increasing the cost of moving components and products through our supply chain.  If additional factory closures are required or reductions in capacity utilization levels occur, we expect to incur additional direct costs and lost revenue.
Our suppliers have experienced facility closures or reductions in their capacity utilization levels, which in some cases are ongoing. Our suppliers may experience closures or reductions again in the future. When this occurs we have and may in the future again have difficulty sourcing materials necessary to fulfill production requirements which could lead to higher material and freight costs.
COVID-19 has also impacted our customers and creates unpredictable reductions or increases in demand for our manufacturing services.
Our ability to continue to manufacture products is highly dependent on our ability to maintain the safety and health of our factory employees. The ability of our employees to work has been, and may again be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our employees, these measures are not always successful and we have been required to temporarily close facilities or take other measures. In addition, responding to the continuing pandemic diverts management’s attention from our key strategic priorities, and may cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations. While we are staying in close communication with our sites, employees, customers, suppliers and logistics partners and acting to mitigate the impact of this dynamic and evolving situation, the duration and extent of the effect of COVID-19 on Jabil is not determinable. We believe COVID-19 has had, and may in the future again have, a material and adverse impact on our consolidated financial position, results of operations and cash flows. In addition, the impact of the COVID-19 pandemic could exacerbate the other risks we face.
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
Factors adversely affecting our customers may also adversely affect us. These factors include:

•the impact of the COVID-19 pandemic on our customers;
•recessionary periods in our customers’ markets;
•the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which may contribute to short product life cycles or shifts in our customers’ strategies;
•the inability of our customers to develop, market or gain commercial acceptance of their products, some of which are new and untested;
•the potential that our customers’ products become commoditized or obsolete;
•loss of business or a reduction in pricing power experienced by our customers;
•the emergence of new business models or more popular products and shifting patterns of demand; and
•a highly-competitive consumer products industry, which is often subject to shorter product lifecycles, shifting end-user preferences and higher revenue volatility.
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
Most of our customers do not commit to firm production schedules for more than one quarter. We make significant decisions, including determining the levels of business that we will seek and accept, production schedules and locations, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity and supply chain capabilities. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand. On occasion, customers have required rapid increases in production for one or more of their products or requested that we relocate our manufacturing operations or transfer manufacturing from one facility to another, which stresses our resources and may reduce operating margins.
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
Customer relationships with emerging companies present more risks than with established companies.
Customer relationships with emerging companies present special risks because we do not have an extensive product or customer relationship history. There is less demonstration of market acceptance of their products making it harder for us to anticipate requirements than with established customers. Our credit risk on these customers, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to us are potentially increased. We sometimes offer these customers extended payment terms, loans and other support and financial accommodations which increases our financial exposure and has impacted our financial results in the past.
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
The introduction of new business models or programs requiring implementation or development of new competencies, such as new process technology within our operations and our independent development of new products or services for customers, presents challenges in addition to opportunities. The success of new business models or programs depends on a number of factors including, but not limited to, a sufficient understanding of the new business or markets, timely and successful product development (by us and/or our customer), market acceptance, our ability to manage the risks associated with new business models or programs and new product production ramp-up, the effective management of purchase commitments and inventory levels in line with anticipated product demand, our development or acquisition of appropriate intellectual property, the availability of supplies in adequate quantities and at appropriate costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate result of new business models or programs.
As a result, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our assumptions will accurately reflect customer demand. After the development of a new business model or program, we typically must be able to manufacture appropriate volumes quickly and at low cost. To accomplish this, we endeavor to accurately forecast volumes, mixes of products and configurations that meet customer requirements; however, we do not always succeed at doing so.
We compete with numerous other diversified manufacturing service providers, electronic manufacturing services, design providers and others.
Our business is highly competitive and our manufacturing processes are generally not subject to significant proprietary protection. We compete against numerous domestic and foreign electronic manufacturers, manufacturing service providers, design providers and others. The significant purchasing power and market power of these competitors, many large companies, could increase pricing and competitive pressures for us. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources. These competitors may:

•respond more quickly to new or emerging technologies or changes in customer requirements;
•have technological expertise, engineering capabilities and/or manufacturing resources that are greater than ours;
•have greater name recognition, critical mass and geographic market presence;
•be better able to take advantage of acquisition opportunities;
•devote greater resources to the development, promotion and sale of their services and execution of their strategy;

•be better positioned to compete on price for their services;
•have excess capacity, and be better able to utilize such excess capacity;
•have greater direct buying power from component suppliers, distributors and raw material suppliers;
•have lower cost structures as a result of their geographic location or the services they provide;
•be willing or able to make sales or provide services at lower margins than we do;
•have increased vertical capabilities providing them greater cost savings.
We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
The actions of competitors and current and potential customers have and could cause a decline in our sales and/or compression of our profits.
Our business could be adversely affected by any delays, or increased costs, resulting from common carrier or transportation issues.
We rely on a variety of common carriers across the globe to transport our materials from our suppliers and to our customers. Problems suffered by any of these common carriers, including natural disaster, pandemic, labor problems, increased energy prices, or criminal activity, could result in shipping delays for products or materials, increased costs or other supply chain disruptions, and could therefore have a negative impact on our ability to receive products from suppliers and deliver products to customers, resulting in a material adverse effect on our operations.
We may not be able to maintain our engineering, technological and manufacturing expertise.
Many of the markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•hire, retain and expand our pool of qualified engineering and technical personnel;
•maintain and continually improve our technological expertise;
•develop and market manufacturing services that meet changing customer needs; and
•anticipate and respond to technological changes in manufacturing processes on a cost-effective and timely basis.
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

Strategic and efficient component and materials purchasing is an aspect of our strategy. When prices rise, they impact our margins and results of operations if we are not able to pass the increases through to our customers or otherwise offset them. Most of our significant long-term customer contracts permit quarterly or other periodic prospective adjustments to pricing based on decreases and increases in component prices and other factors; however, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. There can be no assurance that we will continue to be able to purchase the components and materials needed to manufacture customer products at favorable prices. Accordingly, certain component price increases could adversely affect our gross profit margins and results of operations.
Some of the products we manufacture require one or more components that are only available from a single source. Some of these components are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold if we have to pay higher prices for components in limited supply, or cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, natural disasters and global events that have caused material shortages and shortages from the COVID-19 pandemic are ongoing. Our production of a customer’s product could be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our results of operations.
If a component shortage is threatened or anticipated, we may purchase such components early to avoid a delay or interruption in our operations. Purchasing components early may cause us to incur additional inventory carrying costs and may cause us to experience inventory obsolescence, both of which may not be recoverable from our customers and could adversely affect our gross profit margins and net income. A component shortage will require us to look to second tier vendors or to procure components through brokers with whom we are not familiar. These components may be of lesser quality than those we have historically purchased and could cause us to incur costs to bring such components up to our quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement.”
We derive a substantial majority of our revenues from our international operations, which are subject to a number of different risks and often require more management time and expense than our domestic operations.
Our international operations are subject to a number of risks, including:

•difficulties in staffing and managing foreign operations and attempting to ensure compliance with our policies, procedures, and applicable local laws;
•less flexible employee relationships that can be difficult and expensive to terminate due to, among other things, labor laws and regulations;
•rising labor costs (including the introduction or expansion of certain social programs), in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions;
•labor unrest and dissatisfaction, including potential labor strikes or claims;
•increased scrutiny by the media and other third parties of labor practices within our industry (including working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, higher labor costs and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;
•burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls, trade barriers (including tariffs and quotas), environmental policies and privacy issues, and local statutory corporate governance rules;
•risk of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) or similar regulations in other jurisdictions;
•less favorable, less predictable, or relatively undefined, intellectual property laws;
•lack of sufficient or available locations from which to operate or inability to renew leases on terms that are acceptable to us or at all;

•unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;
•adverse changes in tax rates or accounting rules and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws or accounting rules or restrictions on the transfer of funds to us from our operations outside the U.S.;
•limitations on imports or exports of components or products, or other trade sanctions;
•political and economic instability and unsafe working conditions;
•risk of governmental expropriation of our property;
•inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);
•legal or political constraints on our ability to maintain or increase prices;
•health concerns, epidemics and related government actions;
•increased travel costs and difficulty in coordinating our communications and logistics across geographic distances and multiple time zones;
•longer customer payment cycles and difficulty collecting trade accounts receivable;
•fluctuations in currency exchange rates;
•economies that are emerging or developing or that are subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks;
•higher potential for theft, misappropriation or unauthorized access to or use of technology, data or intellectual property; and
•international trade disputes could result in tariffs and other protectionist measures that could adversely affect our business. Tariffs could increase the costs of the components and raw materials we use in the manufacturing process as well as import and export costs for finished products. Countries could adopt other protectionist measures that could limit our ability to manufacture products or provide services. Increased costs to our U.S. customers who use our non-U.S. manufacturing sites and components may adversely impact demand for our services and our results of operation and financial condition. Additionally, international trade disputes may cause our customers to decide to relocate the manufacturing of their products to another location, either within country, or into a new country.  Relocations may require considerable management time as well as expenses related to market, personnel and facilities development before any significant revenue is generated, which may negatively affect our margin.  Furthermore, there can be no assurance that all customer manufacturing needs can be met in available locations within the desired timeframe, or at all, which may cause us to lose business, which may negatively affect our financial condition and results of operation.

In particular, a significant portion of our manufacturing, design, support and storage operations are conducted in our facilities in China, and revenues associated with our China operations are important to our success. Therefore, our business, financial condition and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive, infrastructure and other factors in China. International trade disputes or political differences with China could result in tariffs and other measures that could adversely affect the Company’s business. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector due to the intensely competitive and fluid market for labor, and the retention of adequate labor is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. We are also subject to risks associated with our subsidiaries organized in China. For example, regulatory and registration requirements and government approvals affect the financing that we can provide to our subsidiaries. If we fail to receive required registrations and approvals to fund our subsidiaries organized in China, or if our ability to remit currency out of China is limited, then our business and liquidity could be adversely affected.
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
We have in the past and will continue to seek and complete acquisitions. We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to identify future strategic acquisitions and adequately conduct due diligence, consummate these potential acquisitions on favorable terms, if at all, or if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

•Financial risks, such as: (1) overpayment; (2) an increase in our expenses and working capital requirements; (3) exposure to liabilities of the acquired businesses, with contractually-based time and monetary limitations on a seller’s obligation to indemnify us; (4) integration costs or failure to achieve synergy targets; (5) incurrence of additional debt; (6) valuation of goodwill and other intangible assets; (7) possible adverse tax and accounting effects; (8) the risk that we acquire manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue; (9) the risk that, in the future, we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses; and (10) costs associated with environmental risks including fines, remediation and clean-up.
•Operating risks, such as: (1) the diversion of management’s attention and resources to the integration of the acquired businesses and their employees and to the management of expanding operations; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the inability to attract and retain the employees necessary to support the acquired businesses; (7) potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of the transaction; (8) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; (9) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur; (10) the possibility that the acquired business’s past transactions or practices before our acquisition may lead to future commercial or regulatory risks; (11) the difficulty of presenting a unified corporate image; (12) the possibility that we will have unutilized capacity due to our acquisition activity; (13) when acquiring an operation from a customer and continuing or entering into a supply arrangement, our inability to meet the expectations of the customer as to volume, product quality, timeliness and cost reductions.
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
Our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, have occurred and may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects have, and may in the future result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims. Any of these actions could increase our expenses, reduce our revenue or damage our reputation as a supplier to these customers.
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
Our operations result in exposure to intellectual property claims.

Our operations expose us to intellectual property rights claims from third parties, some of whom may hold key intellectual property rights in areas in which we operate. Intellectual property clearance or licensing activities, if any, may be inadequate to anticipate and avoid intellectual property claims. Our customers or suppliers, or their customers or suppliers, could also become subject to intellectual property claims.

Even though many, but not all, of our contracts require others to indemnify Jabil for intellectual property claims relating to their products, designs or technology, any such party may not, or may not have the resources to, assume responsibility for such claims. We may be responsible for claims that our services, designs, technology and products, or components, equipment or processes we supply or use, infringe, misappropriate or otherwise violate third party intellectual property rights. Providing turnkey design solutions, designs, technology and other services may expose us to different or greater potential liabilities than those we face providing traditional manufacturing services. These liabilities may include an increase in exposure to claims that products we design or supply, or materials or components we use, infringe, misappropriate or otherwise violate third-party intellectual property rights. Customers for our services in which we provide significant design or technology contributions sometimes require that we indemnify them against risk of intellectual property claims.

If any intellectual property claims are brought, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims. Intellectual property rights claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components or have a material adverse effect on our results of operations and financial position. In the event of such a claim, we may spend significant amounts of money and effort to develop non-infringing alternatives or obtain and maintain licenses. We may not be successful in developing such alternatives or obtaining and maintaining such licenses on reasonable terms or at all. We, or suppliers or customers, may be required to or decide to discontinue products or services, and such discontinuance may result in a significant decrease in our business and/or could have a material adverse effect on our results of operations and financial position. These risks may be heightened in connection with our customer relationships with emerging companies.
The success of certain aspects of our business depends in part on our ability to obtain, protect and leverage intellectual property rights.

In certain circumstances, we strive to obtain and protect certain intellectual property rights related to solutions, designs, processes and products that we create. We believe that obtaining a significant level of protected proprietary technology may give us a competitive advantage. In addition to selectively relying on patent rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including non-disclosure agreements, with our customers, employees and suppliers and our internal security systems, policies and procedures to protect our know-how and trade secrets. However, we cannot be certain the measures we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our solutions, designs, processes and products, this could reduce or eliminate competitive advantages of our proprietary technology, which would harm our business and could have a material adverse effect on our results of operations and financial position.
Even if we take steps to protect certain intellectual property rights, these mechanisms may not afford complete or sufficient protection, and misappropriation or unauthorized use may still occur. Further, there can be no assurance that we will be able to acquire or enforce our patent or other rights, if any, and that others will not independently develop similar know-how and trade secrets, or develop better solutions, designs, processes and products than us. We have not historically sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. Further, we may not be able to prevent current or former customers, employees, contractors and other parties from breaching non-disclosure agreements and misappropriating proprietary information. If any of the foregoing occur, it could impair our ability to compete, result in a significant decrease in our business and/or could have material adverse effect on our results of operations and financial position.
Financial Risks
Exposure to financially troubled customers or suppliers may adversely affect our financial results.
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. When customers experience financial difficulty, we have difficulty recovering amounts owed to us from these customers, and demand for our products from these customers sometimes declines. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements. When one or more of our customers becomes insolvent or otherwise is unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition are adversely affected. Such adverse effects have included and may in the future include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory writeoffs, an impairment of contract assets, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding. In addition, because we securitize certain of our accounts receivable, our securitization programs could be negatively affected by customer financial difficulty affecting the recovery of a significant amount of receivables.
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
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by changes in the mix of earnings between jurisdictions, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates or countries adopting more aggressive interpretations of tax laws, or other legislative changes, including the proposed Made in America tax plan, if enacted.

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
Certain of our subsidiaries provide financing, products and services to, and undertake certain significant transactions with, other subsidiaries in different jurisdictions. Several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable. In addition, the Organization for Economic Cooperation and Development continues to issue guidelines and proposals related to Base Erosion and Profit Shifting which may result in legislative changes that could reshape international tax rules in numerous countries and negatively impact our effective tax rate.
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
Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities, or make substantial investments in our infrastructure or in support of customer opportunities, our capital needs would increase and could result in our need to increase borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. An increase in the level of our indebtedness, among other things, could:

•make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;
•limit our flexibility in planning for, or reacting to changes in, our business;
•make us more vulnerable in the event of a downturn in our business; and
•impact certain financial covenants that we are subject to in connection with our debt and asset-backed securitization programs.
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
In addition, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced that it would consider ceasing the publication of the one week and two-month U.S. dollar LIBOR settings at the end of 2021 and phase out the remaining U.S. dollar LIBOR settings by June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
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
Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as direct or indirect terrorist acts or acts of war, other natural or manmade disasters, boycotts and sanctions or widespread criminal activities. Such events could make it difficult or impossible to manufacture or to deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-source supplier programs on many of our materials, which we believe better enables us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
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
The table below lists the approximate square footage for our facilities as of August 31, 2021 (in millions):

Location	Approximate Square Footage
Asia	34
Americas	16
Europe	5
Total as of August 31, 2021 (1)(2)	55

(1)Approximately 12% of our total square footage is not currently used in business operations.
(2)Consists of 19 million square feet in facilities that we own with the remaining 36 million square feet in leased facilities.
Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards.
Item 3. Legal Proceedings
See the discussion in Note 18 - “Commitments and Contingencies” to the Consolidated Financial Statements.
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
On October 14, 2021, the closing sales price for our common stock as reported on the New York Stock Exchange was $62.97. As of October 14, 2021, there were 1,207 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Stock Performance Graph
The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2021, with the cumulative stockholder return of the (1) S&P MidCap 400 Index and (2) peer group which includes Celestica Inc., Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.
Comparison of 5 Year Cumulative Total Return

August 31	2016	2017	2018	2019	2020	2021
Jabil Inc.	$100	$150	$143	$141	$169	$307
S&P MidCap 400 Index – Total Returns	$100	$112	$135	$126	$132	$190
Peer Group	$100	$157	$114	$89	$102	$161
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)(3)
June 1, 2021 - June 30, 2021	1,034,236	$56.75	1,034,236	$66
July 1, 2021 - July 31, 2021	900,245	$56.31	891,375	$1,015
August 1, 2021 - August 31, 2021	959,938	$59.72	959,820	$958
Total	2,894,419	$57.60	2,885,431

(1)The purchases include amounts that are attributable to 8,988 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)In September 2019, our Board of Directors authorized the repurchase of up to $600 million of our common stock as publicly announced in a press release on September 24, 2019 (the “2020 Share Repurchase Program”). No authorization remains under the 2020 Share Repurchase Program as of August 31, 2021.
(3)In July 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 23, 2021 (the “2022 Share Repurchase Program”).

Item 6. [Reserved]

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
We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-cap, and networking and storage industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS segment includes customers primarily in the automotive and transportation, connected devices, healthcare and packaging, and mobility industries.

As of September 1, 2020, certain customers were realigned within our operating segments. Our operating segments, which are the reporting segments, continue to consist of the DMS and EMS segments. Customers within the automotive and transportation and smart home and appliances industries are now presented within the DMS segment. Prior period disclosures are restated to reflect the realignment.
Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture; the cost of labor and manufacturing overhead; and adjustments for excess and obsolete inventory. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspecting and stocking of materials. At times, we collect deposits from our customers related to the purchase of inventory in order to effectively manage our working capital. Although we bear the risk of fluctuations in the cost of materials and excess scrap, our ability to purchase components and materials efficiently may contribute significantly to our operating results. While we periodically negotiate cost of materials adjustments with our customers, rising component and material prices may negatively affect our margins. Net revenue from each product that we manufacture consists of an element based on the costs of materials in that product and an element based on the labor and manufacturing overhead costs allocated to that product. Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product.
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
During the fiscal year ended August 31, 2020, we incurred approximately $142 million in direct costs associated with the COVID-19 outbreak, primarily due to incremental and idle labor costs and the procurement of personal protection equipment for our employees globally. This increase in costs was partially offset by governmental subsidies, such as lower payroll taxes or social insurance in certain countries, related to COVID-19 incentives.
The impact on our suppliers has led to supply chain constraints, including difficulty sourcing materials necessary to fulfill customer production requirements and challenges in transporting completed products to our end customers.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Fiscal Year Ended August 31,
	2021	2020	2019
Net revenue	$29,285	$27,266	$25,282
Gross profit	$2,359	$1,931	$1,913
Operating income	$1,055	$500	$701
Net income attributable to Jabil Inc.	$696	$54	$287
Earnings per share – basic	$4.69	$0.36	$1.85
Earnings per share – diluted	$4.58	$0.35	$1.81
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2021	May 31, 2021	August 31, 2020
Sales cycle(1)	19 days	25 days	16 days
Inventory turns (annualized)(2)	5 turns	5 turns	6 turns
Days in accounts receivable(3)	38 days	40 days	35 days
Days in inventory(4)	71 days	68 days	56 days
Days in accounts payable(5)	90 days	84 days	75 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.

(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended August 31, 2021, the increase in days in accounts receivable from the three months ended August 31, 2020 was primarily due to an increase in accounts receivable, primarily driven by higher sales and the timing of collections. During the three months ended August 31, 2021, the decrease in days in accounts receivable from the prior sequential quarter was driven primarily by the timing of collections.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2021, the increase in days in inventory from the three months ended August 31, 2020 was primarily to support expected sales levels in the first quarter of fiscal year 2022 and supply-chain constraints as a result of the COVID-19 pandemic. During the three months ended August 31, 2021, the increase in days in inventory from the prior sequential quarter was primarily driven by supply-chain constraints as a result of the COVID-19 pandemic.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2021, the increase in days in accounts payable from the three months ended May 31, 2021 and August 31, 2020 was primarily due to an increase in materials purchases and timing of payments.
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
We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a loss is recognized in the amount equal to that excess.
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
We completed our annual impairment analysis for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2021. The qualitative assessment was used for all reporting units and we determined that it is more likely than not that the fair values of our reporting units and the indefinite-lived intangible assets are in excess of the carrying values and that no impairment existed as of the date of the impairment analysis.

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
Recent Accounting Pronouncements
See Note 19 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
    Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 for the results of operations discussion for the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019.
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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019(1)
Net revenue	$29,285	$27,266	$25,282	7.4%	7.8%

(1)As of September 1, 2020, certain customers were realigned within our operating segments. Our operating segments, which are the reporting segments, continue to consist of the DMS and EMS segments. Customers within the automotive and transportation and smart home and appliances industries are now presented within the DMS segment. Prior period disclosures are restated to reflect the realignment.
2021 vs. 2020
Net revenue increased during the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020. Specifically, the DMS segment net revenue increased 17% due to: (i) a 6% increase in revenues from existing customers within our mobility business as our ability to meet customer demand during the fiscal year ended August 31, 2020, was greatly diminished due to COVID-19 containment efforts in China, (ii) a 4% increase in revenues from existing customers within our connected devices business, (iii) a 4% increase in revenues from existing customers in our automotive and transportation business and (iv) a 3% increase in revenues from existing customers within our healthcare and packaging businesses. The EMS segment net revenue decreased 1% due primarily to a decrease in revenues from existing customers in our cloud business, which began transitioning to a consignment model in fiscal year 2021.
2020 vs. 2019
Net revenue increased during the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019. Specifically, the EMS segment revenues increased 9% primarily due to (i) a 10% increase in revenues from existing customers within our 5G, wireless and cloud business and (ii) a 3% increase in revenues from existing customers within our industrial and capital equipment business. The increase is partially offset by (i) a 2% decrease from existing customers within our networking and storage business and (ii) a 2% decrease in revenues from existing customers within our digital print and retail business. DMS segment revenues increased 7% due to (i) an 8% increase in revenues from new and existing customers in our healthcare and packaging businesses and (ii) a 1% increase in revenues from existing customers in our automotive and transportation business. The increase is partially offset by a 2% decrease in revenue from customers within our connected devices business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2021	2020	2019
EMS	47%	52%	51%
DMS	53%	48%	49%
Total	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2021	2020	2019
Foreign source revenue	83.6%	82.6%	87.7%
Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2021	2020	2019
Gross profit	$2,359	$1,931	$1,913
Percent of net revenue	8.1%	7.1%	7.6%
2021 vs. 2020

Gross profit as a percentage of net revenue increased for the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020, primarily due to: (i) product mix and improved profitability across various businesses and (ii) a decrease of $72 million in incremental and idle labor costs associated with travel disruptions and governmental restrictions, largely related to the COVID-19 pandemic.
Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Selling, general and administrative	$1,213	$1,175	$1,111	$38	$64
2021 vs. 2020
Selling, general and administrative expenses increased during the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020. The increase is predominantly due to (i) a $48 million increase due to higher salary and salary related expenses and (ii) a $19 million increase in stock-based compensation expense due to anticipated achievement levels for certain performance-based stock awards, a higher stock price for awards granted during fiscal year 2021 and a higher stock price for cash-settled awards. The increase is partially offset by a $29 million decrease primarily due to lower acquisition and integration charges related to our strategic collaboration with a healthcare company.
Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2021	2020	2019
Research and development	$34	$43	$43
Percent of net revenue	0.1%	0.2%	0.2%
2021 vs. 2020
Research and development expenses remained relatively consistent as a percent of net revenue during the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020.
Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Amortization of intangibles	$47	$56	$32	$(9)	$24
2021 vs. 2020
Amortization of intangibles decreased during the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020 primarily due to certain intangible assets that were fully amortized during fiscal year 2020.
Restructuring, Severance and Related Charges
Following is a summary of our restructuring, severance and related charges:

	Fiscal Year Ended August 31,
(dollars in millions)	2021(1)	2020(1)	2019(2)
Employee severance and benefit costs	$5	$94	$16
Lease costs	(1)	8	—
Asset write-off costs	5	33	(4)
Other costs	1	22	14
Total restructuring, severance and related charges(3)	$10	$157	$26

(1)As the Company continued to optimize its cost structure and improve operational efficiencies, $57 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the fiscal year ended August 31, 2020. The remaining amount primarily relates to the 2020 Restructuring Plan, which was complete as of August 31, 2021.
(2)Primarily relates to the 2017 Restructuring Plan, which was complete as of August 31, 2019.

(3)Includes $0 million, $62 million and $21 million recorded in the EMS segment, $9 million, $76 million and $3 million recorded in the DMS segment and $1 million, $19 million and $2 million of non-allocated charges for the fiscal years ended August 31, 2021, 2020 and 2019, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
See Note 14 – “Restructuring, Severance and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring, severance and related charges for the 2020 Restructuring Plans.

(Gain) Loss on Securities

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
(Gain) loss on securities	$(2)	$49	$30	$(51)	$19
2021 vs. 2020
The change in (gain) loss on securities during the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020, is due to cash proceeds received in connection with the sale of an investment partially offset by: (i) an impairment charge of $36 million during the fiscal year ended August 31, 2020 related to our investment in the Senior Non-Convertible Preferred Stock of iQor Holdings, Inc. (“iQor”) as a result of iQor’s bankruptcy filing and (ii) an impairment charge of $12 million during the fiscal year ended August 31, 2020 in connection with the sale of an investment in the optical networking segment.
Other (Income) Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Other (income) expense	$(11)	$31	$53	$(42)	$(22)
2021 vs. 2020
The change in other (income) expense during the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020, is primarily due to: (i) $24 million related to a decrease in fees associated with lower utilization of both our trade accounts receivable sales and securitization programs during fiscal year 2021, (ii) $10 million primarily related to lower net periodic benefit costs in fiscal year 2021, (iii) $7 million of costs incurred during the fiscal year ended August 31, 2020 related to the redemption of the 5.625% Senior Notes due 2020 and (iv) $1 million arising from an increase in other income.
Interest Income

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest income	$6	$15	$21	$(9)	$(6)
2021 vs. 2020
Interest income decreased during the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020, due to lower interest rates, partially offset by increased interest income on higher cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest Expense

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest expense	$130	$174	$188	$(44)	$(14)
2021 vs. 2020
Interest expense decreased during the fiscal year ended August 31, 2021, compared to the fiscal year ended August 31, 2020, primarily due to lower interest rates and lower borrowings on our credit facilities, partially offset by additional borrowings on our commercial paper program and senior debt issuances.

Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Effective income tax rate	26.0%	78.2%	35.8%	(52.2)%	42.4%
2021 vs. 2020
The effective income tax rate decreased for the fiscal year ended August 31, 2021, compared to the fiscal year ended August 31, 2020, primarily due to: (i) higher income before income tax for the fiscal year ended August 31, 2021, driven in part by decreased restructuring charges in tax jurisdictions with minimal related income tax benefit and (ii) a $21 million income tax expense associated with the re-measurement of deferred tax assets related to the extension of a non-U.S. tax incentive recorded during the fiscal year ended August 31, 2020.
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
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
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
Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in millions, except for per share data)	2021	2020	2019
Operating income (U.S. GAAP)	$1,055	$500	$701
Amortization of intangibles	47	56	32
Stock-based compensation expense and related charges	102	83	61
Restructuring, severance and related charges(1)	10	157	26
Distressed customer charge(2)	—	15	6
Net periodic benefit cost(3)	24	16	—
Business interruption and impairment charges, net(4)	(1)	6	(3)
Acquisition and integration charges(5)	4	31	54
Adjustments to operating income	186	364	176
Core operating income (Non-GAAP)	$1,241	$864	$877
Net income attributable to Jabil Inc. (U.S. GAAP)	$696	$54	$287
Adjustments to operating income	186	364	176
(Gain) loss on securities(6)	(2)	49	30
Net periodic benefit cost(3)	(24)	(16)	—
Adjustment for taxes(7)	(3)	(1)	(20)
Core earnings (Non-GAAP)	$853	$450	$473
Diluted earnings per share (U.S. GAAP)	$4.58	$0.35	$1.81
Diluted core earnings per share (Non-GAAP)	$5.61	$2.90	$2.98
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	152.1	155.3	158.6

(1)As the Company continued to optimize its cost structure and improve operational efficiencies, $57 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the fiscal year ended August 31, 2020. The remaining amount primarily related to the 2020 Restructuring Plan.
(2)Relates to accounts receivable and inventory charges for certain distressed customers.
(3)Following the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits (Topic 715) (“ASU 2017-07”), pension service cost is recognized in cost of revenue and all other components of net periodic benefit cost, including return on plan assets, are presented in other expense. We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(4)Charges, net of insurance proceeds, for the fiscal years ended August 31, 2021 and 2020, relate to a flood that impacted our facility in Huangpu, China.
(5)Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).
(6)Relates to an impairment of an investment with iQor and the sale of an investment in the optical networking segment during fiscal year 2020.
(7)The fiscal year ended August 31, 2019 includes a $13 million income tax benefit for the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) recorded during the three months ended November 30, 2018.
Adjusted Free Cash Flow

	Fiscal Year Ended August 31,
(in millions)	2021	2020	2019 (1)
Net cash provided by operating activities (U.S. GAAP)	$1,433	$1,257	$1,193
Cash receipts on sold receivables	—	—	97
Acquisition of property, plant and equipment	(1,159)	(983)	(1,005)
Proceeds and advances from sale of property, plant and equipment	366	187	218
Adjusted free cash flow (Non-GAAP)	$640	$461	$503

(1)In fiscal year 2019, the adoption of Accounting Standards Update ("ASU") 2016-15, "Classification of Certain Cash Receipts and Cash Payments" resulted in a reclassification of cash flows from operating activities to investing activities for cash receipts for the deferred purchase price receivable on asset-backed securitization transactions. The adoption of this standard does not reflect a change in the underlying business or activities.
Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial information for the three months ended August 31, 2021 and 2020. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in millions, except for per share data)	August 31, 2021	August 31, 2020
Net revenue	$7,409	$7,300
Gross profit	587	491
Operating income(1)	265	197
Net income (1)(2)	175	69
Net income attributable to Jabil Inc.(1)(2)	$175	$68
Earnings per share attributable to the stockholders of Jabil Inc.
Basic	$1.20	$0.45
Diluted	$1.16	$0.44

(1)Includes direct costs related to the COVID-19 pandemic of $23 million and $22 million for the three months ended August 31, 2021 and 2020, respectively.
(2)Includes the impairment of an investment with iQor during the three months ended August 31, 2020.
Acquisitions and Expansion
During fiscal year 2018, the Company and JJMD entered into a framework agreement to form a strategic collaboration and expand our existing relationship. The strategic collaboration expands our medical device manufacturing portfolio, diversification and capabilities.
On October 26, 2020, under the terms of the framework agreement, we completed the fourth closing of our acquisition of certain assets of JJMD. The aggregate purchase price paid for the fourth closing was approximately $19 million in cash. Total assets acquired of $30 million and total liabilities assumed of $11 million were recorded at their estimated fair values as of the acquisition date.
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
Refer to Note 16 – “Business Acquisitions” to the Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash on hand, cash flows provided by operating activities and the access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions and our working capital requirements for the next 12 months. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Certain of our trade accounts receivable sale programs expire or are subject to termination provisions within fiscal year 2022. While we expect to renew such trade accounts receivable sale programs, market conditions, including the implications of the COVID-19 pandemic, at the time our current programs expire may create challenges in doing so, such as incurring a higher cost of capital.

Cash and Cash Equivalents
As of August 31, 2021, we had approximately $1.6 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of August 31, 2021 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	5.625% Senior Notes	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes(1)	Borrowings under revolving credit facilities(2)(3)	Borrowings under commercial paper program(3)	Borrowings under loans(1)	Total notes payable and credit facilities
Balance as of August 31, 2019	$399	$498	$299	$495	$—	$—	$—	$—	$—	$805	$2,496
Borrowings	—	—	—	—	499	595	—	11,095	238	350	12,777
Payments	(399)	—	—	—	—	—	—	(11,095)	(238)	(806)	(12,538)
Other	—	1	—	—	(4)	(5)	—	—	—	1	(7)
Balance as of August 31, 2020	—	499	299	495	495	590	—	—	—	350	2,728
Borrowings	—	—	—	—	—	—	500	1,224	—	—	1,724
Payments	—	—	—	—	—	—	—	(1,224)	—	(350)	(1,574)
Other	—	—	1	1	—	1	(4)	—	—	1	—
Balance as of August 31, 2021	$—	$499	$300	$496	$495	$591	496	$—	$—	$1	$2,878
Maturity Date	Dec 15, 2020	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	Jan 22, 2024 and Jan 22, 2026(2)(3)	(3)	Jul 31, 2026
Original Facility/ Maximum Capacity	$400 million	$500 million	$300 million	$500 million	$500 million	$600 million	$500 million	$3.8 billion(2)(3)	(3)	$2 million(1)

(1)On April 14, 2021, we issued $500 million of publicly registered 1.700% Senior Notes due 2026 (the “1.700% Senior Notes”). We used the net proceeds for general corporate purposes, including repayment of the prior $300 million Term Loan Facility.
(2)On April 28, 2021, we entered into an amendment (the “Amendment”) to our senior unsecured credit agreement dated as of January 22, 2020 (the “Credit Facility”). The Amendment, among other things, (i) increased the commitments available under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) from $700 million to $1.2 billion, (ii) instituted certain sustainability-linked adjustments to the interest rates applicable to borrowings under the Credit Facility and (iii) primarily extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2024, and of the Five-Year Revolving Credit Facility of $2.0 billion to January 22, 2026.
(3)As of August 31, 2021, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program. Borrowings with an original maturity of 90 days or less are recorded net within the statement of cash flows, and have been excluded from the table above.
In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $75 million as of August 31, 2021. Unused letters of credit were $76 million as of August 31, 2021. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2021 and 2020, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.
Asset-Backed Securitization Programs
Global asset-backed securitization program - Effective August 20, 2021, the global asset-backed securitization program (formerly referred to as the North American asset-backed securitization program) terms were amended to: (i) add a foreign entity to the program, (ii) increase the maximum amount of net cash proceeds available at any one time from $390 million to $600 million and (iii) extend the expiration date of the program to November 25, 2024. As of August 31, 2021, we had up to $24 million in available liquidity under our global asset-backed securitization program.
Certain entities participating in the global asset-backed securitization program continuously sell designated pools of trade accounts receivable to a special purpose entity, which in turn sells certain of the receivables at a discount to conduits administered by an unaffiliated financial institution on a monthly basis. In addition, the foreign entity participating in the global asset-backed securitization program sells certain receivables at a discount to conduits administered by an unaffiliated financial institution on a daily basis.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of our global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2021.
Foreign asset-backed securitization program - We terminated the foreign asset-backed securitization program on June 28, 2021. In connection with the termination, we paid approximately $167 million in cash, which consisted of: (i) $68 million for the remittance of collections received prior to June 28, 2021, in our role as servicer of sold receivables and (ii) a repurchase of $99 million of all previously sold receivables, at fair value, that remained outstanding as of June 28, 2021. As of August 31, 2021, we have substantially collected the repurchased receivables from customers.

The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity that is winding down as a result of the termination of the foreign-asset backed securitization program. We are deemed the primary beneficiary of this special purpose entity as we have both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in our Consolidated Financial Statements.

The foreign asset-backed securitization program contained a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. As a result of the termination of the foreign asset-backed securitization program, all outstanding amounts have been settled with the unaffiliated financial institution as of August 31, 2021. As such, no liability has been recorded for obligations under the guarantee.

Global and foreign asset-backed securitization programs - We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to each of the asset-backed securitization programs recognized during the fiscal years ended August 31, 2021, 2020 and 2019 were not material. We do not record a servicing asset or liability on the Consolidated Balance Sheets as we estimate that the fee received to service these receivables approximates the fair market compensation to provide the servicing activities.
Refer to Note 8 – “Asset-Backed Securitization Programs” to the Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis:

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600		Uncommitted	December 5, 2021	(2)
B	$150		Uncommitted	November 30, 2021
C	400	CNY	Uncommitted	August 31, 2023
D	$150		Uncommitted	May 4, 2023	(3)
E	$150		Uncommitted	January 25, 2022	(4)
F	$50		Uncommitted	February 23, 2023	(5)
G	$100		Uncommitted	August 10, 2022	(6)
H	$100		Uncommitted	July 21, 2022	(7)
I	$550		Uncommitted	December 4, 2021	(8)
J	$135		Uncommitted	April 11, 2022	(9)
K	100	CHF	Uncommitted	December 5, 2021	(2)
L	$90		Uncommitted	January 23, 2022

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
During the fiscal year ended August 31, 2021, we sold $4.7 billion of trade accounts receivable under these programs and we received cash proceeds of $4.7 billion. As of August 31, 2021, we had up to $2.0 billion in available liquidity under our trade accounts receivable sale programs.
Capital Expenditures
For Fiscal Year 2022, we anticipate our net capital expenditures will be approximately $830 million. In general, our capital expenditures support ongoing maintenance in our DMS and EMS segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Net cash provided by operating activities	$1,433	$1,257	$1,193
Net cash used in investing activities	(851)	(921)	(872)
Net cash used in financing activities	(413)	(65)	(416)
Effect of exchange rate changes on cash and cash equivalents	4	(40)	—
Net increase (decrease) in cash and cash equivalents	$173	$231	$(95)

Operating Activities
Net cash provided by operating activities during the fiscal year ended August 31, 2021 was primarily due to increased accounts payable, accrued expenses and other liabilities, non-cash expenses, net income, and decreased contract assets, partially offset by increased inventories, accounts receivable, and prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The decrease in contract assets is primarily due to the timing of billings to our customers. The increase in inventories is primarily to support expected sales levels in the first quarter of fiscal year 2022 and supply chain constraints due to the COVID-19 pandemic. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in prepaid expenses and other current assets is primarily driven by the timing of payments.
Investing Activities
Net cash used in investing activities during the fiscal year ended August 31, 2021 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments and expenditures in connection with the acquisition of certain assets of JJMD and the acquisition of Ecologic Brands, Inc., partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the fiscal year ended August 31, 2021 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments, (iv) the purchase of the noncontrolling interests, and (v) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Dividends and Share Repurchases
Following is a summary of the dividends and share repurchases for the fiscal years indicated below (in millions):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal years 2016 – 2019	$233	$1,254	$1,487
Fiscal year 2020	$50	$214	$264
Fiscal year 2021	$50	$428	$478
Total	$333	$1,896	$2,229

(1)The difference between dividends declared and dividends paid is due to dividend equivalents for unvested restricted stock units that are paid at the time the awards vest.
(2)Excludes commissions.
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In September 2019, the Board of Directors authorized the repurchase of up to $600 million of our common stock as part of a two-year capital allocation framework (“the 2020 Share Repurchase Program”). As of August 31, 2021, 14.1 million shares had been repurchased for $600 million and no authorization remains under the 2020 Share Repurchase Program.
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (“the 2022 Share Repurchase Program”). As of August 31, 2021, 0.7 million shares had been repurchased for $42 million and $958 million remains available under the 2022 Share Repurchase Program.
Contractual Obligations
Our contractual obligations as of August 31, 2021 are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancellable.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,878	$—	$799	$496	$1,583
Future interest on notes payable and long-term debt(1)	537	102	142	126	167
Operating lease obligations(2)	489	118	165	97	109
Finance lease obligations(2)(3)	340	101	87	134	18
Non-cancelable purchase order obligations(4)	604	459	123	22	—
Pension and postretirement contributions and payments(5)	46	28	3	3	12
Other(6)	60	28	14	18	—
Total contractual obligations(7)	$4,954	$836	$1,333	$896	$1,889

(1)Consists of interest on notes payable and long-term debt outstanding as of August 31, 2021. Certain of our notes payable and long-term debt pay interest at variable rates. We have applied estimated interest rates to determine the value of these expected future interest payments.
(2)Excludes $72 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(3)As of August 31, 2021, the future minimum lease payments exclude $155 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(4)Consists of purchase commitments entered into as of August 31, 2021 primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.
(5)Includes the estimated company contributions to funded pension plans during fiscal year 2022 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2022 through 2031. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(6)Includes (i) a $21 million capital commitment, (ii) a $9 million obligation related to a new human resource system and (iii) $30 million related to the one-time transition tax as a result of the Tax Act that will be paid in annual installments through fiscal year 2026.
(7)As of August 31, 2021, we have $1 million and $151 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
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
The forward contracts (both those that are designated and not designated as accounting hedging instruments) will generally expire in less than three months, with 11 months being the maximum term of the contracts outstanding as of August 31, 2021. The change in fair value related to contracts designated as accounting hedging instruments is initially reported as a component of AOCI and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are primarily denominated in Chinese yuan renminbi, Euros, Indian Rupee, Malaysian ringgit and Mexican pesos.
Based on our overall currency rate exposures as of August 31, 2021, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.

Interest Rate Risk
Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statement of Operations, and the Consolidated Statement of Cash Flows. We are exposed to interest rate risk primarily on variable rate borrowings under the Credit Facility. There were no borrowings outstanding under debt facilities with variable interest rates as of August 31, 2021.
We utilize valuation models to estimate the effects of sudden interest rate changes. Primarily due to the current low interest rates, the impact of a hypothetical change of 10% in variable interest rates would not have a material effect on our Consolidated Financial Statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
To manage our exposure to market risk, we use derivative financial instruments and hybrid instruments when deemed appropriate. We have interest rate swap agreements with a notional value of $50 million, with a mandatory termination date of February 15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, we have entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps. In connection with our anticipated debt issuance, we have interest rate swaps with aggregate notional amounts of $250 million and $150 million, which expire on July 31, 2024. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information regarding our interest rate swap transactions. We do not, and do not intend to, use derivative financial instruments for speculative or trading purposes.
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
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2021. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as of August 31, 2021. Management’s report on internal control over financial reporting as of August 31, 2021 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2021, which is incorporated herein at Item 15.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2021.
(c) Changes in Internal Control over Financial Reporting
For our fiscal quarter ended August 31, 2021, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Delinquent Section 16(a) Reports”, “Corporate Governance”, “Board of Directors” and “Audit Committee Matters” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2021 (“Proxy Statement”).
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
(a)The following documents are filed as part of this Report:

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

3	Exhibits. See Item 15(b) below.
(b)Exhibits. The following exhibits are included as part of, or incorporated by reference into, this Report.
EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and U.S. Bank National Association (as successor in interest to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust) Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.700% Registered Senior Notes issued on August 3, 2012	8-K	4.1	8/6/2012

4.4	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.9*	Description of Jabil Securities.

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3a	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - EU)	10-Q	10.1	11/30/2018

10.3b	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - Non-EU)	10-Q	10.2	11/30/2018

10.3c	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - ONEU).	10-Q	10.3	11/30/2018

10.3d	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - OEU).	10-Q	10.4	11/30/2018

10.3e	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU)	10-Q	10.5	11/30/2018

10.3f	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU)	10-Q	10.6	11/30/2018

10.3g	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR)	10-Q	10.7	11/30/2018

10.3h	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive-EU).	10-Q	10.1	11/30/2019

10.3i	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - Non-EU).	10-Q	10.2	11/30/2019

10.3j	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - ONEU).	10-Q	10.3	11/30/2019

10.3k	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - OEU).	10-Q	10.4	11/30/2019

10.3l	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU).	10-Q	10.5	11/30/2019

10.3m	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU).	10-Q	10.6	11/30/2019

10.3n	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR).	10-Q	10.7	11/30/2019

10.4†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended.	14A	B	12/9/2020

10.5†	Jabil Inc. 2021 Equity Incentive Plan.	14A	A	12/9/2020

10.5a	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Executive).	10-Q	10.2	2/28/2021

10.5b	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Non-Employee Director).	10-Q	10.3	2/28/2021

10.5c	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.4	2/28/2021

10.5d	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.5	2/28/2021

10.5e	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Executive).	10-Q	10.6	2/28/2021

10.5f	Form of Jabil Inc. Two-Year Restricted Stock Unit Award Agreement (PBRSU EPS-Executive).	10-Q	10.7	2/28/2021

10.6†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.7
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

101
The following financial information from Jabil’s Annual Report on Form 10-K for the fiscal period ended August 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2021 and August 31, 2020; (ii) Consolidated Statement of Operations for the fiscal years ended August 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the inline XBRL Document in Exhibit 101).

†	Indicates management compensatory plan, contract of arrangement.

*	Filed or furnished herewith.
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
(c)Financial Statement Schedules. See Item 15(a) above.

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
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2021. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2021, the Company maintained effective internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 22, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Jabil Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 22, 2021 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Tampa, Florida
October 22, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Jabil Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 22, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions
Description of the Matter
As disclosed in Note 15 to the consolidated financial statements, the Company operates in a complex multinational tax environment and is subject to laws and regulations in various jurisdictions regarding intercompany transactions. Uncertain tax positions may arise from interpretations and judgments made by the Company in the application of the relevant laws, regulations, and tax rulings. The Company uses significant judgment in (1) determining whether the technical merits of tax positions for certain intercompany transactions are more-likely-than-not to be sustained and (2) measuring the related amount of tax benefit that qualifies for recognition.

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

In testing the recognition and measurement criteria, we involved tax professionals to assist in assessing the technical merits of the Company’s tax positions. In addition, we used our knowledge of and experience with the application of domestic and international income tax laws by the relevant tax authorities to evaluate the Company’s accounting for those tax positions. We also assessed the Company’s assumptions and data used to measure the amount of tax benefit that qualifies for recognition and tested the clerical accuracy of the calculations. Lastly, we evaluated the Company’s income tax disclosures included in Note 15 in relation to the Company’s uncertain tax positions.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 2010.
Tampa, Florida
October 22, 2021

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	August 31, 2021	August 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,567	$1,394
Accounts receivable, net of allowance for doubtful accounts	3,141	2,848
Contract assets	998	1,105
Inventories, net of reserve for excess and obsolete inventory	4,414	3,132
Prepaid expenses and other current assets	757	656
Total current assets	10,877	9,135
Property, plant and equipment, net of accumulated depreciation	4,075	3,665
Operating lease right-of-use asset	390	363
Goodwill	715	697
Intangible assets, net of accumulated amortization	182	210
Deferred income taxes	176	165
Other assets	239	162
Total assets	$16,654	$14,397
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$50
Accounts payable	6,841	5,687
Accrued expenses	3,734	3,211
Current operating lease liabilities	108	111
Total current liabilities	10,683	9,059
Notes payable and long-term debt, less current installments	2,878	2,678
Other liabilities	334	269
Non-current operating lease liabilities	333	302
Income tax liabilities	178	149
Deferred income taxes	111	115
Total liabilities	14,517	12,572
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 267,418,092 and 263,830,270 shares issued and 144,496,077 and 150,330,358 shares outstanding at August 31, 2021 and August 31, 2020, respectively	—	—
Additional paid-in capital	2,533	2,414
Retained earnings	2,688	2,041
Accumulated other comprehensive loss	(25)	(34)
Treasury stock at cost, 122,922,015 and 113,499,912 shares as of August 31, 2021 and August 31, 2020, respectively	(3,060)	(2,610)
Total Jabil Inc. stockholders’ equity	2,136	1,811
Noncontrolling interests	1	14
Total equity	2,137	1,825
Total liabilities and equity	$16,654	$14,397
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended August 31,
	2021	2020	2019
Net revenue	$29,285	$27,266	$25,282
Cost of revenue	26,926	25,335	23,369
Gross profit	2,359	1,931	1,913
Operating expenses:
Selling, general and administrative	1,213	1,175	1,111
Research and development	34	43	43
Amortization of intangibles	47	56	32
Restructuring, severance and related charges	10	157	26
Operating income	1,055	500	701
(Gain) loss on securities	(2)	49	30
Other (income) expense	(11)	31	53
Interest income	(6)	(15)	(21)
Interest expense	130	174	188
Income before income tax	944	261	451
Income tax expense	246	204	162
Net income	698	57	289
Net income attributable to noncontrolling interests, net of tax	2	3	2
Net income attributable to Jabil Inc.	$696	$54	$287
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$4.69	$0.36	$1.85
Diluted	$4.58	$0.35	$1.81
Weighted average shares outstanding:
Basic	148.5	151.6	155.6
Diluted	152.1	155.3	158.6
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended August 31,
	2021	2020	2019
Net income	$698	$57	$289
Other comprehensive income (loss):
Change in foreign currency translation	17	(21)	(21)
Change in derivative instruments:
Change in fair value of derivatives	35	(6)	(68)
Adjustment for net (gains) losses realized and included in net income	(41)	14	20
Total change in derivative instruments	(6)	8	(48)
Change in available for sale securities:
Unrealized loss on available for sale securities	—	(36)	(24)
Adjustment for net losses realized and included in net income	—	36	33
Total change in available for sale securities	—	—	9
Actuarial gain (loss)	17	62	(3)
Prior service cost	(19)	—	—
Total other comprehensive income (loss)	9	49	(63)
Comprehensive income	$707	$106	$226
Comprehensive income attributable to noncontrolling interests	2	3	2
Comprehensive income attributable to Jabil Inc.	$705	$103	$224
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Fiscal Year Ended August 31,
	2021	2020	2019
Total stockholders’ equity, beginning balances	$1,825	$1,900	$1,962
Common stock:	—	—	—
Additional paid-in capital:
Beginning balances	2,414	2,305	2,219
Shares issued under employee stock purchase plan	39	30	27
Purchase of noncontrolling interest	(14)	—	—
Recognition of stock-based compensation	94	79	59
Ending balances	2,533	2,414	2,305
Retained earnings:
Beginning balances	2,041	2,037	1,760
Declared dividends	(49)	(50)	(51)
Cumulative effect adjustment for adoption of new accounting standards	—	—	41
Net income attributable to Jabil Inc.	696	54	287
Ending balances	2,688	2,041	2,037
Accumulated other comprehensive loss:
Beginning balances	(34)	(83)	(20)
Other comprehensive income (loss)	9	49	(63)
Ending balances	(25)	(34)	(83)
Treasury stock:
Beginning balances	(2,610)	(2,372)	(2,010)
Purchases of treasury stock under employee stock plans	(22)	(23)	(12)
Treasury shares purchased	(428)	(215)	(350)
Ending balances	(3,060)	(2,610)	(2,372)
Noncontrolling interests:
Beginning balances	14	13	13
Net income attributable to noncontrolling interests	2	3	2
(Purchase) or acquisition of noncontrolling interests	(12)	—	1
Disposition of noncontrolling interests	—	—	(2)
Declared dividends to noncontrolling interests	(3)	(2)	(1)
Ending balances	1	14	13
Total stockholders’ equity, ending balances	$2,137	$1,825	$1,900
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended August 31,
	2021	2020	2019
Cash flows provided by operating activities:
Net income	$698	$57	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	795	772
Restructuring and related charges	5	41	(4)
Recognition of stock-based compensation expense and related charges	102	83	61
Deferred income taxes	(13)	29	21
Loss (gain) on sale of property, plant and equipment	14	29	(3)
Provision for allowance for doubtful accounts and notes receivable	6	32	16
(Gain) loss on securities	(2)	49	30
Other, net	13	22	40
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(283)	(136)	(587)
Contract assets	116	(105)	(878)
Inventories	(1,276)	(77)	483
Prepaid expenses and other current assets	(90)	(144)	29
Other assets	(43)	(11)	(38)
Accounts payable, accrued expenses and other liabilities	1,310	593	962
Net cash provided by operating activities	1,433	1,257	1,193
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(1,159)	(983)	(1,005)
Proceeds and advances from sale of property, plant and equipment	366	187	218
Cash paid for business and intangible asset acquisitions, net of cash	(50)	(147)	(153)
Repurchase of sold receivables	(99)	—	—
Cash receipts on repurchased receivables	95	—	—
Cash receipts on sold receivables	—	—	97
Other, net	(4)	22	(29)
Net cash used in investing activities	(851)	(921)	(872)
Cash flows used in financing activities:
Borrowings under debt agreements	1,724	12,777	11,986
Payments toward debt agreements	(1,613)	(12,544)	(12,013)
Payments to acquire treasury stock	(428)	(215)	(350)
Dividends paid to stockholders	(50)	(50)	(52)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	39	30	27
Treasury stock minimum tax withholding related to vesting of restricted stock	(22)	(23)	(12)
Other, net	(63)	(40)	(2)
Net cash used in financing activities	(413)	(65)	(416)
Effect of exchange rate changes on cash and cash equivalents	4	(40)	—
Net increase (decrease) in cash and cash equivalents	173	231	(95)
Cash and cash equivalents at beginning of period	1,394	1,163	1,258
Cash and cash equivalents at end of period	$1,567	$1,394	$1,163
Supplemental disclosure information:
Interest paid, net of capitalized interest	$124	$183	$186
Income taxes paid, net of refunds received	$211	$164	$168
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
Accounts Receivable
Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for doubtful accounts based on historical losses, the age of past due receivables, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.
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
The Company maintains an allowance for credit losses related to contract assets based on historical losses, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from our customers.
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
As of August 31, 2021 and 2020, capitalized costs to fulfill were $133 million and $85 million, respectively. Amortization of fulfillment costs were $58 million, $57 million and $49 million during the fiscal years ended August 31, 2021, 2020 and 2019, respectively. Immaterial or no impairments for fulfillment costs were recognized during the fiscal years ended August 31, 2021, 2020 and 2019, respectively.
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
Leases
Following the adoption of Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842) on September 1, 2019, the Company elected to apply the package of practical expedients, which among other things, allows entities to maintain the historical lease classification for existing leases. The Company has lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, the Company has elected the practical expedient to combine lease and non-lease components for building and real estate leases.

The Company primarily has leases for buildings, real estate, machinery and equipment with lease terms ranging from 1 year to 35 years. Leases for other classes of assets are not significant. For any leases with an initial term in excess of 12 months, the Company determines whether an arrangement is a lease at contract inception by evaluating if the contract conveys the right to use and control the specific property or equipment. Certain lease agreements contain purchase or renewal options. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Generally, the Company’s lease agreements do not contain material restrictive covenants.
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
The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if the Company determines that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the Company determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a loss recognized in the amount equal to that excess.
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
Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2021 (in millions):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2020	$(37)	$(30)	$34	$(1)	$(34)
Other comprehensive income (loss) before reclassifications	17	35	33	(20)	65
Amounts reclassified from AOCI	—	(41)	(16)	1	(56)
Other comprehensive income (loss)(1)	17	(6)	17	(19)	9
Balance as of August 31, 2021	$(20)	$(36)	$51	$(20)	$(25)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Fiscal Year Ended August 31,
Comprehensive Income Components	Financial Statement Line Item	2021	2020	2019
Realized (gains) losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$(44)	$15	$22
Interest rate contracts	Interest expense	3	(1)	(2)
Actuarial (gain) loss	(2)	(16)	(3)	1
Prior service cost	(2)	1	—	—
Available for sale securities	(Gain) loss on securities	—	36	33
Total amounts reclassified from AOCI(3)		$(56)	$47	$54

(1)The Company expects to reclassify $6 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit pension cost. Refer to Note 10 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2021, 2020 and 2019.
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
Income Taxes
Deferred tax assets (“DTA”) and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance.
The Company records the effects of the Global Intangible Low-Taxed Income (“GILTI”) as a period cost and applies the incremental cash tax savings approach when analyzing the impact GILTI could have on its U.S. valuation allowance.  The incremental cash tax savings approach considers the realizable benefit of a net operating loss and deferred tax assets by comparing the incremental cash taxes in the calculation of GILTI with and without the net operating loss and other DTAs.
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

	Fiscal Year Ended August 31,
	2021	2020	2019
Restricted stock units	655.0	728.3	795.8
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
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the fiscal years ended August 31, 2021, 2020 and 2019 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
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

Program	Maximum Amount (in millions)(1)		Type of Facility	Expiration Date
A	$600		Uncommitted	December 5, 2021	(2)
B	$150		Uncommitted	November 30, 2021
C	400	CNY	Uncommitted	August 31, 2023
D	$150		Uncommitted	May 4, 2023	(3)
E	$150		Uncommitted	January 25, 2022	(4)
F	$50		Uncommitted	February 23, 2023	(5)
G	$100		Uncommitted	August 10, 2022	(6)
H	$100		Uncommitted	July 21, 2022	(7)
I	$550		Uncommitted	December 4, 2021	(8)
J	$135		Uncommitted	April 11, 2022	(9)
K	100	CHF	Uncommitted	December 5, 2021	(2)
L	$90		Uncommitted	January 23, 2022

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
(9)The program will be automatically extended through April 11, 2025 unless either party provides 30 days notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Trade accounts receivable sold	$4,654	$8,457	$6,751
Cash proceeds received	$4,651	$8,440	$6,723
Pre-tax losses on sale of receivables(1)	$3	$17	$28

(1)Recorded to other expense within the Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	August 31, 2021	August 31, 2020
Raw materials	$3,142	$2,390
Work in process	677	451
Finished goods	680	376
Reserve for excess and obsolete inventory	(85)	(85)
Inventories, net	$4,414	$3,132

4. Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	August 31, 2021	August 31, 2020
Land and improvements	$143	$142
Buildings	1,216	1,152
Leasehold improvements	1,249	1,144
Machinery and equipment	5,216	4,686
Furniture, fixtures and office equipment	234	222
Computer hardware and software	819	760
Transportation equipment	9	9
Construction in progress	222	76
	9,108	8,191
Less accumulated depreciation and amortization	5,033	4,526
	$4,075	$3,665
Depreciation and maintenance and repair expenses were as follows for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Depreciation expense	$828	$739	$740
Maintenance and repair expense	$381	$334	$288
As of August 31, 2021 and 2020, the Company had $703 million and $422 million, respectively, included in accounts payable for the acquisition of property, plant and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.
5. Leases
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Consolidated Balance Sheets, as of the periods indicated (in millions):

	Financial Statement Line Item	August 31, 2021	August 31, 2020
Assets
Operating lease assets (1)	Operating lease right-of-use assets	$390	$363
Finance lease assets (2)	Property, plant and equipment, net	318	160
Total lease assets		$708	$523
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$108	$111
Finance lease liabilities	Accrued expenses	96	7
Non-current
Operating lease liabilities	Non-current operating lease liabilities	333	302
Finance lease liabilities	Other liabilities	223	161
Total lease liabilities		$760	$581

(1)Net of accumulated amortization of $165 million and $96 million as of August 31, 2021 and 2020, respectively.
(2)Net of accumulated amortization of $41 million and $13 million as of August 31, 2021 and 2020, respectively.
The following table is a summary of expenses related to leases included on the Company's Consolidated Statements of Operations, for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2021	2020
Operating lease cost	$119	$114
Finance lease cost
Amortization of leased assets	27	6
Interest on lease liabilities	5	5
Other	27	15
Net lease cost(1)	$178	$140

(1)Lease costs are primarily recognized in cost of revenue.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the periods indicated:

	August 31, 2021		August 31, 2020
	Weighted-average remaining lease term	Weighted-average discount rate	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.6 years	3.09%	5.4 years	3.18%
Finance leases	3.4 years	2.51%	5.7 years	4.28%
The following table sets forth other supplemental information related to the Company's lease portfolio (in millions):

	Fiscal Year Ended August 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$121	$112
Operating cash flows for finance leases(1)	5	5
Financing activities for finance leases(2)	39	6
Non-cash right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	141	91
Finance leases	190	112

(1)Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Consolidated Statements of Cash Flows.
(2)Included in payments toward debt agreements in Financing Activities of the Company's Consolidated Statements of Cash Flows.
The future minimum lease payments under operating and finance leases as of August 31, 2021 were as follows (in millions):

Fiscal Year Ending August 31,	Operating Leases(1)	Finance Leases(1)(2)	Total
2022	$118	$101	$219
2023	90	70	160
2024	75	17	92
2025	57	47	104
2026	40	87	127
Thereafter	109	18	127
Total minimum lease payments	$489	$340	$829
Less: Interest	(48)	(21)	(69)
Present value of lease liabilities	$441	$319	$760

(1)Excludes $72 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

(2)As of August 31, 2021, the future minimum lease payments exclude $155 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
6. Goodwill and Other Intangible Assets
The Company completed its annual impairment analysis for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2021. The qualitative assessment was performed and the Company determined that it is more likely than not that the fair values of the reporting units and the indefinite-lived intangible assets were in excess of the carrying values and that no impairment existed as of the date of the impairment analysis.
The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2021 and 2020 (in millions):

	EMS	DMS	Total
Balance as of August 31, 2019	$74	$548	$622
Acquisitions and adjustments	—	62	62
Change in foreign currency exchange rates	—	13	13
Balance as of August 31, 2020	74	623	697
Acquisitions and adjustments	—	17	17
Change in foreign currency exchange rates	—	1	1
Balance as of August 31, 2021	$74	$641	$715

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	August 31, 2021		August 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,735	$1,020	$1,717	$1,020
The following table presents the Company’s total purchased intangible assets as of August 31, 2021 and 2020 (in millions):

	Weighted Average Amortization Period (in years)	August 31, 2021			August 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	12	$304	$(217)	$87	$302	$(200)	$102
Intellectual property	8	191	(169)	22	174	(164)	10
Finite-lived trade names	Not applicable	78	(56)	22	78	(31)	47
Trade names	Indefinite	51	—	51	51	—	51
Total intangible assets	11	$624	$(442)	$182	$605	$(395)	$210
Intangible asset amortization for fiscal years 2021, 2020 and 2019 was approximately $47 million, $56 million and $32 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2022	$32
2023	30
2024	15
2025	14
2026	11
Thereafter	29
Total	$131

7. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of August 31, 2021 and 2020 are summarized below (in millions):

	Maturity Date	August 31, 2021	August 31, 2020
4.700% Senior Notes(1)(2)	Sep 15, 2022	$499	$499
4.900% Senior Notes(1)	Jul 14, 2023	300	299
3.950% Senior Notes(1)(2)	Jan 12, 2028	496	495
3.600% Senior Notes(1)(2)	Jan 15, 2030	495	495
3.000% Senior Notes(1)(2)	Jan 15, 2031	591	590
1.700% Senior Notes(1)(2)(3)	Apr 15, 2026	496	—
Borrowings under credit facilities(4)(5)	Jan 22, 2024 and Jan 22, 2026	—	—
Borrowings under loans(3)	Jul 31, 2026	1	350
Total notes payable and long-term debt		2,878	2,728
Less current installments of notes payable and long-term debt		—	50
Notes payable and long-term debt, less current installments		$2,878	$2,678

(1)The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)On April 14, 2021, the Company issued $500 million of publicly registered 1.700% Senior Notes due 2026 (the “1.700% Senior Notes”). The Company used the net proceeds for general corporate purposes, including repayment of the prior $300 million Term Loan Facility.
(4)On April 28, 2021, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (the “Credit Facility”). The Amendment, among other things, (i) increased the commitments available under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) from $700 million to $1.2 billion, (ii) instituted certain sustainability-linked adjustments to the interest rates applicable to borrowings under the Credit Facility and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2024, and of the Five-Year Revolving Credit Facility of $2.0 billion to January 22, 2026.
(5)As of August 31, 2021, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.
In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $75 million as of August 31, 2021. Unused letters of credit were $76 million as of August 31, 2021. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.
Debt Maturities
Debt maturities as of August 31, 2021 are as follows (in millions):

Fiscal Year Ended August 31,
2022	$—
2023	799
2024	—
2025	—
2026	496
Thereafter	1,583
Total	$2,878
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.700%, 4.900%, 3.950%, 3.600%, 3.000% or 1.700% Senior Notes upon a change of control. As of August 31, 2021 and 2020, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 17 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
8. Asset-Backed Securitization Programs
Global asset-backed securitization program - Effective August 20, 2021, the global securitization program (formerly referred to as the North American asset-backed securitization program) terms were amended to: (i) add a foreign entity to the program, (ii) increase the maximum amount of net cash proceeds available at any one time from $390 million to $600 million and (iii) extend the expiration date of the program to November 25, 2024. As of August 31, 2021, the Company had up to $24 million in available liquidity under its global asset-backed securitization program.

Certain entities participating in the global asset-backed securitization program continuously sell designated pools of trade accounts receivable to a special purpose entity, which in turn sells certain of the receivables at a discount to conduits administered by an unaffiliated financial institution on a monthly basis. In addition, the foreign entity participating in the global asset-backed securitization program sells certain receivables at a discount to conduits administered by an unaffiliated financial institution on a daily basis.

The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2021.

Foreign asset-backed securitization program - The Company terminated the foreign asset-backed securitization program on June 28, 2021. In connection with the termination, the Company paid approximately $167 million in cash, which consisted of: (i) $68 million for the remittance of collections received prior to June 28, 2021, in the Company’s role as servicer of sold receivables and (ii) a repurchase of $99 million of all previously sold receivables, at fair value, that remained outstanding as of June 28, 2021. As of August 31, 2021, the Company has substantially collected the repurchased receivables from customers.

The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity that is winding down as a result of the termination of the foreign-asset backed securitization program. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entity associated with the foreign asset-backed securitization program is included in the Company’s Consolidated Financial Statements.

The foreign asset-backed securitization program contained a guarantee of payment by the special purpose entity, in an amount approximately equal to the net cash proceeds under the program. As a result of the termination of the foreign asset-backed securitization program all outstanding amounts have been settled with the financial institution as of August 31, 2021. As such, no liability has been recorded for obligations under the guarantee.

Global and foreign asset-backed securitization programs- The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the fiscal years ended August 31, 2021, 2020 and 2019 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2021(3)	2020	2019(4)
Trade accounts receivable sold	$4,222	$4,333	$4,057
Cash proceeds received(1)	$4,202	$4,314	$4,031
Proceeds due from bank	$10	$—	$—
Pre-tax losses on sale of receivables(2)	$10	$19	$26

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Consolidated Statements of Operations.
(3)Includes trade accounts receivable sold and cash proceeds received under the foreign asset-backed securitization program through June 28, 2021, except for $99 million of previously sold receivables that were repurchased.
(4)Excludes $650 million of trade accounts receivable sold, $488 million of cash and $14 million of net cash received prior to the amendment of the foreign asset-backed securitization program and under the global asset-backed securitization program which occurred during the first quarter of fiscal year 2019.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of August 31, 2021 and 2020, the Company was in compliance with all covenants under the global asset-backed securitization program. As of August 31, 2020, the Company was in compliance with all covenants under the foreign asset-backed securitization program.
9. Accrued Expenses
Accrued expenses consist of the following (in millions):

	August 31, 2021	August 31, 2020
Contract liabilities(1)	$559	$496
Accrued compensation and employee benefits	827	703
Inventory deposits	711	405
Other accrued expenses	1,637	1,607
Accrued expenses	$3,734	$3,211

(1)Revenue recognized during the fiscal years ended August 31, 2021 and 2020 that was included in the contract liability balance as of August 31, 2020 and 2019 was $365 million and $308 million, respectively.
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
As a result of the third closing of the JJMD acquisition, the Company assumed a pension obligation for employees in Switzerland (the “Switzerland plan”). The Switzerland plan, which is a qualified defined benefit pension plan, provides benefits based on average employee earnings over an approximately 8 year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Switzerland employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.
Additionally, as a result of acquiring various other operations in Europe, Asia and Mexico the Company assumed both qualified and unfunded nonqualified retirement benefits covering eligible employees who meet age and service requirements (the “other plans”).
The UK plan, Switzerland plan and other plans are collectively referred to herein as the “plans.”
Benefit Obligation and Plan Assets
The projected benefit obligations (“PBO”) and plan assets, changes to the PBO and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in millions):

	Fiscal Year Ended August 31,
	2021	2020
Change in PBO
Beginning PBO	$559	$175
Service cost	25	25
Interest cost	5	3
Actuarial (gain) loss	2	(81)
Settlements paid from plan assets(1)	(44)	(26)
Total benefits paid	(17)	(6)
Plan participants’ contributions	25	14
Plan amendments	24	—
Acquisitions	8	404
Effect of conversion to U.S. dollars	—	51
Ending PBO	$587	$559
Change in plan assets
Beginning fair value of plan assets	538	158
Actual return on plan assets	55	7
Acquisitions	—	331
Settlements paid from plan assets(1)	(44)	(26)
Employer contributions	17	10
Benefits paid from plan assets	(15)	(6)
Plan participants’ contributions	25	14
Effect of conversion to U.S. dollars	—	50
Ending fair value of plan assets	$576	$538
Unfunded status	$(11)	$(21)
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$1	$1
Accrued benefit liability, noncurrent	$10	$20
Accumulated other comprehensive loss(2)
Actuarial (gain) loss, before tax	$(69)	$(49)
Prior service cost, before tax	$23	$1

(1)The settlements recognized during fiscal years 2021 and 2020 relate primarily to the Switzerland plan.
(2)The Company anticipates amortizing $19 million and $4 million, before tax, of net actuarial gain and prior service costs balances, respectively, to net periodic cost in fiscal year 2022.
Accumulated Benefit Obligation
The following table summarizes the total accumulated benefit obligations (“ABO”), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets for fiscal years 2021 and 2020 (in millions):

	August 31, 2021	August 31, 2020
ABO	$563	$536
Plans with ABO in excess of plan assets
ABO	$59	$54
Fair value of plan assets	$26	$27
Plans with PBO in excess of plan assets
PBO	$74	$437
Fair value of plan assets	$26	$396
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for the plans for fiscal years 2021, 2020 and 2019 (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Service cost	$25	$25	$1
Interest cost	5	3	3
Expected long-term return on plan assets	(16)	(15)	(5)
Recognized actuarial (gain) loss	(10)	(3)	1
Amortization of actuarial gains (1)	(6)	—	—
Net settlement loss	1	—	1
Amortization of prior service costs	1	—	—
Net periodic benefit cost	$—	$10	$1

(1)Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the projected benefit obligation and the fair value of plan assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.
Assumptions
Weighted-average actuarial assumptions used to determine net periodic benefit cost and PBO for the plans for the fiscal years 2021, 2020 and 2019 were as follows:

	Fiscal Year Ended August 31,
	2021	2020	2019
Net periodic benefit cost:
Expected long-term return on plan assets(1)	2.9%	3.0%	3.6%
Rate of compensation increase	2.1%	2.0%	4.4%
Discount rate	0.8%	0.5%	2.2%
PBO:
Expected long-term return on plan assets	3.0%	2.9%	2.0%
Rate of compensation increase	2.2%	2.1%	4.3%
Discount rate(2)	0.7%	0.8%	1.7%

(1)The expected return on plan assets assumption used in calculating net periodic benefit cost is based on historical return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan.
(2)The discount rate is used to state expected cash flows relating to future benefits at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments whose timing would match the cash outflow of retirement benefits. Other assumptions include demographic factors such as retirement, mortality and turnover.
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
Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 35% to 45% equity and 55% to 65% debt securities in fiscal year 2022.
Fair Value

The fair values of the plan assets held by the Company by asset category are as follows (in millions):

		August 31, 2021		August 31, 2020
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$15	3%	$15	3%
Equity Securities:
Global equity securities(2)(3)	Level 2	222	39%	208	38%
Debt Securities:
Corporate bonds(3)	Level 2	262	45%	238	44%
Government bonds(3)	Level 2	58	10%	58	11%
Other Investments:
Insurance contracts(4)	Level 3	19	3%	19	4%
Fair value of plan assets		$576	100%	$538	100%

(1)Carrying value approximates fair value.
(2)Investments in equity securities by companies incorporated, listed or domiciled in developed and/or emerging market countries.
(3)Investments in global equity securities, corporate bonds, government securities and government bonds are valued using the quoted prices of securities with similar characteristics.
(4)Consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. Insurance contract assets are recorded at fair value and is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs (Level 3 inputs), primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The unobservable inputs consist of estimated future benefits to be paid throughout the duration of the policy and estimated discount rates, which both have an immaterial impact on the fair value estimate of the contract.

Cash Flows
The Company expects to make cash contributions between $24 million and $30 million to its funded pension plans during fiscal year 2022. The estimated future benefit payments, which reflect expected future service, are as follows (in millions):

Fiscal Year Ended August 31,	Amount
2022	$34
2023	$29
2024	$28
2025	$30
2026	$29
2027 through 2031	$143
Profit Sharing, 401(k) Plan and Defined Contribution Plans
The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $56 million, $56 million and $49 million for defined contribution plans for the fiscal years ended August 31, 2021, 2020 and 2019, respectively.
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
Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.5 billion and $355 million as of August 31, 2021 and 2020, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2021 and August 31, 2022.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of August 31, 2021 and 2020, was $3.6 billion and $2.9 billion, respectively.

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
The following table presents the net gains (losses) from forward contracts recorded in the Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Fiscal Year Ended August 31,
		2021	2020	2019
Forward foreign exchange contracts(1)	Cost of revenue	$140	$42	$(30)

(1)For the fiscal years ended August 31, 2021 and 2020, the Company recognized $105 million and $47 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. For the fiscal year ended August 31, 2019, the Company recognized $15 million of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of August 31, 2021, which have been designated as hedging instruments and accounted for as cash flow hedges:

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount (in millions)	Effective Date	Expiration Date (1)
Forward Interest Rate Swap
Anticipated Debt Issuance	Fixed	$250	November 2, 2020	July 31, 2024	(2)
Anticipated Debt Issuance	Fixed	$150	May 24, 2021	July 31, 2024	(2)

(1)The contracts will be settled with the respective counterparties on a net basis at the expiration date for the forward interest rate swap.
(2)If the anticipated debt issuance occurs before July 31, 2024, the contracts will be terminated simultaneously with the debt issuance.
Contemporaneously with the issuance of our 3.000% Notes in July 2020, the Company amended interest rate swap agreements with a notional value of $200 million, with mandatory termination dates from August 15, 2020 through February

15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, the Company entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps (the “Offsetting Interest Rate Swaps”). The change in fair value of the 2020 Extended Interest Rate Swaps and Offsetting Interest Rate Swaps will be recorded in the Consolidated Statements of Income through the maturity date as an adjustment to interest expense.
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Restricted stock units	$91	$74	$54
Employee stock purchase plan	11	9	7
Total	$102	$83	$61
Equity Compensation Plan
On January 21, 2021, the 2021 Equity Incentive Plan (the “2021 EIP”) was approved by the shareholders of the Company. The 2021 EIP replaced the Company’s 2011 Stock Award and Incentive Plan (the “2011 Plan”), which terminated on October 21, 2020. The maximum aggregate number of shares that are available for issuance under the 2021 EIP is 11,000,000, which includes the: (i) additional shares authorized by the shareholders in January 2021 and (ii) the shares previously available for issuance under the 2011 Plan.
Following is a reconciliation of the shares available to be issued under the 2021 EIP as of August 31, 2021:

Shares Available for Grant
Balance as of August 31, 2020	10,609,508
Shares authorized	2,233,503
Restricted stock units granted, net of forfeitures(1)	(1,861,711)
Balance as of August 31, 2021	10,981,300

(1)Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
Stock Appreciation Rights (“SARS”)
The following table summarizes SARS activity from August 31, 2020 through August 31, 2021:

	SARS Outstanding	Average Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding as of August 31, 2020	15,000	$235	$18.49	1.13
SARS exercised	(15,000)		$18.49
Outstanding and exercisable as of August 31, 2021	—	$—	$—	$—
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
The following table summarizes restricted stock units activity from August 31, 2020 through August 31, 2021:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of August 31, 2020	6,337,524	$32.64
Changes during the period
Shares granted(1)	2,304,115	$40.11
Shares vested	(2,290,104)	$30.17
Shares forfeited	(442,404)	$32.38
Outstanding as of August 31, 2021	5,909,131	$36.51

(1)For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2021, the Company awarded approximately 1.2 million time-based restricted stock units, 0.4 million performance-based restricted stock units and 0.3 million market-based restricted stock units based on target performance criteria.
The following table represents the restricted stock units and SARS stock-based compensation information for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Intrinsic value of SARS exercised	$—	$2	$—
Fair value of restricted stock units vested	$69	$56	$50
Tax benefit for stock compensation expense(1)	$1	$1	$1
Unrecognized stock-based compensation expense — restricted stock units	$35
Remaining weighted-average period for restricted stock units expense	1.4 years

(1)Classified as income tax expense within the Consolidated Statements of Operations.
Employee Stock Purchase Plan
On January 21, 2021 the Company’s shareholders approved increasing the maximum aggregate number of shares available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) to 23,000,000.
Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2021, 12,001,770 shares remained available for issue under the 2011 ESPP.
The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2021	2020	2019
Expected dividend yield	0.5%	0.4%	0.6%
Risk-free interest rate	0.1%	1.9%	2.3%
Expected volatility (1)	32.9%	30.7%	28.6%
Expected life	0.5 years	0.5 years	0.5 years

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends
The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2021 and 2020:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in millions, except for per share data)
Fiscal Year 2021:	October 15, 2020	$0.08	$12	November 16, 2020	December 2, 2020
	January 21, 2021	$0.08	$12	February 15, 2021	March 2, 2021
	April 22, 2021	$0.08	$12	May 14, 2021	June 2, 2021
	July 22, 2021	$0.08	$12	August 13, 2021	September 2, 2021
Fiscal Year 2020:	October 17, 2019	$0.08	$13	November 15, 2019	December 2, 2019
	January 23, 2020	$0.08	$13	February 14, 2020	March 4, 2020
	April 15, 2020	$0.08	$12	May 15, 2020	June 3, 2020
	July 16, 2020	$0.08	$12	August 14, 2020	September 2, 2020
Common Stock Outstanding
The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2021	2020	2019
Common stock outstanding:
Beginning balances	150,330,358	153,520,380	164,588,172
Shares issued upon exercise of stock options	9,321	56,999	11,348
Shares issued under employee stock purchase plan	1,288,397	1,106,852	1,282,042
Vesting of restricted stock	2,290,104	2,259,623	1,983,261
Purchases of treasury stock under employee stock plans	(622,703)	(621,250)	(489,836)
Treasury shares purchased(1)(2)(3)	(8,799,400)	(5,992,246)	(13,854,607)
Ending balances	144,496,077	150,330,358	153,520,380

(1)During fiscal year 2018, the Board of Directors authorized the repurchase of $350 million of the Company’s common stock under share repurchase programs, which were repurchased during fiscal year 2019.
(2)In September 2019, the Board of Directors authorized the repurchase of up to $600 million of the Company’s common stock as part of a two-year capital allocation framework (“the 2020 Share Repurchase Program”). As of August 31, 2021, 14.1 million shares had been repurchased for $600 million and no authorization remains under the 2020 Share Repurchase Program.
(3)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (“the 2022 Share Repurchase Program”). As of August 31, 2021, 0.7 million shares had been repurchased for $42 million and $958 million remains available under the 2022 Share Repurchase Program.
13. Concentration of Risk and Segment Data
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided on such deposits, but may generally be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions and attempts to limit exposure with any one institution. For trade receivables, the Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for expected credit losses on trade receivables.
Sales of the Company’s products are concentrated among specific customers. For fiscal year 2021, the Company’s five largest customers accounted for approximately 47% of its net revenue and 82 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customer that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2021	2020	2019	2021	2020
Apple, Inc.(1)	22%	20%	22%	*	*
Amazon.com(2)	*	11%	*	*	*

*  Amount was less than 10% of total.
(1)Sales to this customer were reported in the DMS operating segment.
(2)Sales to this customer were reported primarily in the EMS operating segment.
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
The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-cap, and networking and storage industries.
The DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. The DMS segment includes customers primarily in the automotive and transportation, connected devices, healthcare and packaging, and mobility industries.
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, (gain) loss on securities, goodwill impairment charges, business interruption and impairment charges, net, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests.
Total segment assets are defined as accounts receivable, contract assets, inventories, net, customer-related property, plant and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.
As of September 1, 2020, certain customers were realigned within the Company’s operating segments. As there have been no changes to how the Company’s CODM assesses operating performance and allocates resources, the Company’s operating segments which are the reporting segments continue to consist of the DMS and EMS segments. Beginning in fiscal year 2021, customers within the automotive and transportation and smart home and appliances industries are presented within the DMS segment. Prior period disclosures are restated to reflect the realignment.

The following table presents the Company’s revenues disaggregated by segment (in millions):

	Fiscal Year Ended August 31,
	2021			2020			2019
	EMS	DMS	Total	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$4,464	$7,183	$11,647	$4,363	$6,068	$10,431	$2,832	$6,101	$8,933
Over time	9,440	8,198	17,638	9,730	7,105	16,835	10,135	6,214	16,349
Total	$13,904	$15,381	$29,285	$14,093	$13,173	$27,266	$12,967	$12,315	$25,282

The following tables set forth operating segment information (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Segment income and reconciliation of income before tax
EMS	$509	$374	$394
DMS	732	490	483
Total segment income	$1,241	$864	$877
Reconciling items:
Amortization of intangibles	(47)	(56)	(32)
Stock-based compensation expense and related charges	(102)	(83)	(61)
Restructuring, severance and related charges	(10)	(157)	(26)
Distressed customer charges	—	(15)	(6)
Business interruption and impairment charges, net	1	(6)	3
Acquisition and integration charges	(4)	(31)	(54)
Gain (loss) on securities	2	(49)	(30)
Other expense (net of periodic benefit cost)	(13)	(47)	(53)
Interest income	6	15	21
Interest expense	(130)	(174)	(188)
Income before income tax	$944	$261	$451

(in millions)	August 31, 2021	August 31, 2020
Total assets:
EMS	$4,340	$3,729
DMS	8,228	7,251
Other non-allocated assets	4,086	3,417
Total	$16,654	$14,397
The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
External net revenue:
Singapore	$7,943	$6,512	$6,719
China	4,666	4,583	4,958
Mexico	4,323	4,686	4,526
Malaysia	2,121	1,903	1,682
Hungary	894	717	809
Other	4,523	4,117	3,490
Foreign source revenue	24,470	22,518	22,184
U.S.	4,815	4,748	3,098
Total	$29,285	$27,266	$25,282

	August 31, 2021	August 31, 2020
Long-lived assets:
China	$2,046	$1,670
Mexico	361	376
Malaysia	281	232
Switzerland	217	219
Singapore	128	142
Hungary	125	101
Taiwan	106	115
Vietnam	103	108
Other	526	501
Long-lived assets related to foreign operations	3,893	3,464
U.S.	1,079	1,108
Total	$4,972	$4,572
14. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Fiscal Year Ended August 31,
	2021(1)	2020(1)	2019(2)
Employee severance and benefit costs	$5	$94	$16
Lease costs	(1)	8	—
Asset write-off costs	5	33	(4)
Other costs	1	22	14
Total restructuring, severance and related charges(3)	$10	$157	$26

(1)As the Company continued to optimize its cost structure and improve operational efficiencies, $57 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the fiscal year ended August 31, 2020. The remaining amount primarily relates to the 2020 Restructuring Plan, which was complete as of August 31, 2021.
(2)Primarily relates to the 2017 Restructuring Plan, which was complete as of August 31, 2019.
(3)Includes $0 million, $62 million and $21 million recorded in the EMS segment, $9 million, $76 million and $3 million recorded in the DMS segment and $1 million, $19 million and $2 million of non-allocated charges for the fiscal years ended August 31, 2021, 2020 and 2019, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
2020 Restructuring Plan
On September 20, 2019, the Company’s Board of Directors formally approved a restructuring plan to realign the Company’s global capacity support infrastructure, particularly in the Company’s mobility footprint in China, in order to optimize organizational effectiveness. This action includes headcount reductions and capacity realignment (the “2020 Restructuring Plan”).

The 2020 Restructuring Plan, totaling $86 million in restructuring and other related costs, is complete as of August 31, 2021.

The tables below summarizes the Company’s liability activity (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2019(1)	$3	$2	$—	$1	$6
Restructuring related charges	37	8	33	1	79
Asset write-off charge and other non-cash activity	(1)	(6)	(33)	—	(40)
Cash payments	(31)	(2)	—	(1)	(34)
Balance as of August 31, 2020(2)	8	2	—	1	11
Restructuring related charges	4	(1)	5	1	9
Asset write-off charge and other non-cash activity	—	1	(5)	—	(4)
Cash payments	(8)	—	—	(1)	(9)
Balance as of August 31, 2021(2)	$4	$2	$—	$1	$7

(1)Balance as of August 31, 2019 primarily relates to the 2017 Restructuring Plan.
(2)Balance as of August 31, 2020 and 2021 primarily relates to the 2020 Restructuring Plan.
15. Income Taxes
Provision for Income Taxes
Income (loss) before income tax expense is summarized below (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Domestic(1)	$(271)	$(452)	$(416)
Foreign(1)	1,215	713	867
Total	$944	$261	$451

(1)Includes the elimination of intercompany foreign dividends paid to the U.S.
Income tax expense (benefit) is summarized below (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Current:
Domestic - federal	$7	$(3)	$(24)
Domestic - state	3	1	1
Foreign	252	180	177
Total current	262	178	154
Deferred:
Domestic - federal	2	(10)	(8)
Domestic - state	—	—	(2)
Foreign	(18)	36	18
Total deferred	(16)	26	8
Total income tax expense	$246	$204	$162

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is summarized below:

	Fiscal Year Ended August 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.2	(2.6)	(1.7)
Impact of foreign tax rates(1)(2)	(4.6)	(0.9)	(9.9)
Permanent differences	(0.4)	3.2	1.8
Income tax credits(1)	(0.4)	(2.5)	(3.1)
Changes in tax rates on deferred tax assets and liabilities(3)	—	10.3	0.2
One-time transition tax related to the Tax Act	—	—	(0.5)
Indefinite reinvestment assertion impact	—	—	0.9
Valuation allowance(4)	1.3	16.8	1.3
Non-deductible equity compensation	0.6	2.2	1.4
Impact of intercompany charges and dividends	4.4	15.0	10.4
Global Intangible Low-Taxed Income	3.0	13.7	10.4
Other, net	0.9	2.0	3.6
Effective income tax rate	26.0%	78.2%	35.8%

(1)The Company has been granted tax incentives for various subsidiaries in China, Malaysia, Singapore and Vietnam, which primarily expire at various dates through fiscal year 2031 and are subject to certain conditions with which the Company expects to comply. These tax incentives resulted in a tax benefit of approximately $51 million ($0.34 per basic share), $43 million ($0.28 per basic share) and $67 million ($0.43 per basic share) during the fiscal years ended August 31, 2021, 2020 and 2019, respectively.
(2)For the fiscal year ended August 31, 2021, the increase in the impact of foreign tax rates was primarily related to increased income in low tax rate jurisdictions. For the fiscal year ended August 31, 2020, the decrease in the impact of foreign tax rates was primarily related to decreased income in low tax rate jurisdictions. For the fiscal year ended August 31, 2019, the decrease in the impact of foreign tax rates was primarily due to a decrease in the U.S. federal statutory income tax rate due to the Tax Cuts and Jobs Act of 2017 (“Tax Act”).
(3)For the fiscal year ended August 31, 2020, the increase in the changes in tax rates on deferred tax assets and liabilities was primarily due to the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive of $21 million.
(4)The valuation allowance change for the fiscal years ended August 31, 2021 and 2020 was primarily due to the change in deferred tax assets for sites with existing valuation allowances. The valuation allowance change for the fiscal year ended August 31, 2019 was primarily due to utilization of domestic federal net operating losses and tax credits against the one-time transition tax. The increase for the fiscal year ended August 31, 2019 was partially offset by an income tax benefit of $18 million for the reversal of a U.S. valuation allowance due to an intangible asset reclassification from indefinite-life to finite-life.
Deferred Tax Assets and Liabilities
Significant components of the deferred tax assets and liabilities are summarized below (in millions):

	Fiscal Year Ended August 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$200	$198
Receivables	8	8
Inventories	14	11
Compensated absences	13	12
Accrued expenses	115	85
Property, plant and equipment	71	42
Domestic tax credits	11	29
Foreign jurisdiction tax credits	10	15
Equity compensation	10	11
Domestic interest carryforwards	4	5
Cash flow hedges	10	9
Capital loss carryforwards	20	20
Revenue recognition	36	43
Operating and finance lease liabilities	60	89
Other	19	19
Total deferred tax assets before valuation allowances	601	596
Less valuation allowances	(353)	(341)
Net deferred tax assets	$248	$255
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	60	77
Intangible assets	27	32
Operating lease assets	92	83
Other	4	13
Total deferred tax liabilities	$183	$205
Net deferred tax assets	$65	$50
Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded.
As of August 31, 2021, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. As of August 31, 2021, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $2.4 billion. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.1 billion.
Tax Carryforwards
The amount and expiration dates of income tax net operating loss carryforwards, tax credit carryforwards, and tax capital loss carryforwards, which are available to reduce future taxes, if any, as of August 31, 2021 are as follows:

(dollars in millions)	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Domestic - state	2041 or indefinite	$56
Foreign	2031 or indefinite	$646
Tax credit carryforwards:(1)
Domestic - federal	2031	$8
Domestic - state	2027 or indefinite	$3
Foreign(2)	2027 or indefinite	$10
Tax capital loss carryforwards:(3)
Domestic - federal	2026	$77

(1)Net of unrecognized tax benefits.
(2)Calculated based on the deferral method and includes foreign investment tax credits.
(3)The tax capital loss carryforwards were primarily from an impairment of an investment that was deemed worthless for tax purposes.
Unrecognized Tax Benefits
Reconciliation of the unrecognized tax benefits is summarized below (in millions):

	Fiscal Year Ended August 31,
	2021	2020	2019
Beginning balance	$190	$164	$257
Additions for tax positions of prior years	15	10	20
Reductions for tax positions of prior years(1)	(3)	(9)	(106)
Additions for tax positions related to current year(2)	36	27	36
Cash settlements	—	(1)	—
Reductions from lapses in statutes of limitations	(2)	(1)	(3)
Reductions from non-cash settlements with taxing authorities(3)	—	(2)	(36)
Foreign exchange rate adjustment	5	2	(4)
Ending balance	$241	$190	$164
Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$139	$109	$93

(1)The reductions for tax positions of prior years for the fiscal year ended August 31, 2019 are primarily related to a non-U.S. taxing authority ruling related to certain non-U.S. net operating loss carryforwards, offset with a valuation allowance and the impacts of the Tax Act.
(2)The additions for the fiscal years ended August 31, 2021 and 2020 are primarily related to taxation of certain intercompany transactions. The additions for the fiscal year ended August 31, 2019 are primarily related to the impacts of the Tax Act and taxation of certain intercompany transactions.
(3)The reductions from settlements with taxing authorities for the fiscal year ended August 31, 2019 are primarily related to the settlement of a U.S. audit.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $30 million and $23 million as of August 31, 2021 and 2020, respectively. The Company recognized interest and penalties of approximately $7 million, $4 million and $(2) million during the fiscal years ended August 31, 2021, 2020 and 2019, respectively.
It is reasonably possible that the August 31, 2021 unrecognized tax benefits could decrease during the next 12 months by $19 million, primarily related to a taxing authority agreement associated with intercompany transactions.
The Company is no longer subject to U.S. federal tax examinations for fiscal years before August 31, 2015. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2011 and August 31, 2009, respectively.
16. Business Acquisitions
During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a framework agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities.
On February 25, 2019 and April 29, 2019, under the terms of the framework agreement, the Company completed the initial and second closings, respectively, of its acquisition of certain assets of JJMD. The aggregate purchase price paid for the initial and second closings was approximately $167 million in cash. For the initial and second closings, total assets acquired of $173 million and total liabilities assumed of $6 million were recorded at their estimated fair values as of the acquisition dates.
On September 30, 2019, under the terms of the framework agreement, the Company completed the third closing of its acquisition of certain assets of JJMD. The aggregate purchase price paid for the third closing was approximately $113 million in cash. For the third closing, total assets acquired of $196 million, including $81 million in contract assets, $34 million in inventory and $56 million in goodwill, and total liabilities assumed of $83 million, including $74 million of pension obligations, were recorded at their estimated fair values as of the acquisition date. There were no intangible assets identified in this acquisition and the goodwill is primarily attributable to the assembled workforce. The majority of the goodwill is currently not expected to be deductible for income tax purposes.
On October 26, 2020, under the terms of the framework agreement, the Company completed the fourth closing of its acquisition of certain assets of JJMD. The aggregate purchase price paid for the fourth closing was approximately $19 million in cash. Total assets acquired of $30 million and total liabilities assumed of $11 million were recorded at their estimated fair values as of the acquisition date.
The acquisitions of the JJMD assets have been accounted for as separate business combinations for each closing using the acquisition method of accounting. The Company is currently evaluating the fair value of the assets and liabilities related to the fourth closing. The preliminary estimates and measurements are, therefore, subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The results of operations were included in the Company’s consolidated financial results beginning on February 25, 2019 for the initial closing, April 29, 2019 for the second closing, September 30, 2019 for the third closing and October 26, 2020 for the fourth closing. The Company believes it is impracticable to provide pro forma information for the acquisitions of the JJMD assets.
17. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		August 31, 2021	August 31, 2020
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$36	$34
Prepaid expenses and other current assets:
Short-term investments	Level 1		18	17
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	9	11
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	20	59
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 11)	Level 2	(3)	9	—
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	$6	$2
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	9	9
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 11)	Level 2	(3)	3	1
Extended interest rate swap not designated as a hedging instrument (Note 11)	Level 2	(4)	10	26
Other liabilities:
Interest rate swaps:
Extended interest rate swap not designated as a hedging instrument (Note 11)	Level 2	(4)	—	13
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 11)	Level 2	(3)	7	—

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
Assets Held for Sale
The following table presents the assets held for sale (in millions):

	August 31, 2021	August 31, 2020
	Carrying Amount	Carrying Amount
Assets held for sale (1)	$61	$67

(1)The fair value of assets held for sale exceeds the carrying value for $30 million of assets held for sale. For $31 million of assets held for sale, the carrying value approximates the fair value with the asset value measured using Level 2 inputs.
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair value of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			August 31, 2021		August 31, 2020
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 7)
4.700% Senior Notes	Level 2	(1)	$499	$521	$499	$537
4.900% Senior Notes	Level 3	(2)	$300	$322	$299	$329
3.950% Senior Notes	Level 2	(1)	$496	$555	$495	$552
3.600% Senior Notes	Level 2	(1)	$495	$541	$495	$536
3.000% Senior Notes	Level 2	(1)	$591	$618	$590	$612
1.700% Senior Notes	Level 2	(1)	$496	$504	$—	$—

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
Date: October 22, 2021

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN	Chairman of the Board of Directors	October 22, 2021
Timothy L. Main

By:	/s/ THOMAS A. SANSONE	Vice Chairman of the Board of Directors	October 22, 2021
Thomas A. Sansone

By:	/s/ MARK T. MONDELLO	Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2021
Mark T. Mondello

By:	/s/ MICHAEL DASTOOR	Chief Financial Officer (Principal Financial and Accounting Officer)	October 22, 2021
Michael Dastoor

By:	/s/ ANOUSHEH ANSARI	Director	October 22, 2021
Anousheh Ansari

By:	/s/ MARTHA F. BROOKS	Director	October 22, 2021
Martha F. Brooks

By:	/s/ CHRISTOPHER S. HOLLAND	Director	October 22, 2021
Christopher S. Holland

By:	/s/ JOHN C. PLANT	Director	October 22, 2021
John C. Plant

By:	/s/ STEVEN A. RAYMUND	Director	October 22, 2021
Steven A. Raymund

By:	/s/ DAVID M. STOUT	Director	October 22, 2021
David M. Stout

By:	/s/ KATHLEEN A. WALTERS	Director	October 22, 2021
Kathleen A. Walters

SCHEDULE II
JABIL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2021	$85	$33	$—	$(33)	$85
Fiscal year ended August 31, 2020	$70	$60	$—	$(45)	$85
Fiscal year ended August 31, 2019	$61	$34	$—	$(25)	$70

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Reductions Charged to Costs and Expenses	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2021	$341	$18	$—	$(6)	$353
Fiscal year ended August 31, 2020	$288	$54	$9	$(10)	$341
Fiscal year ended August 31, 2019	$223	$23	$59	$(17)	$288

See accompanying report of independent registered public accounting firm.