Form 10-Q
period 2021-11-30
JABIL INC
filed 2022-01-07
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-14063

JABIL INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1886260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10800 Roosevelt Boulevard North, St. Petersburg, Florida 33716
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2021, there were 143,484,377 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	November 30, 2021 (Unaudited)	August 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,229	$1,567
Accounts receivable, net of allowance for doubtful accounts	3,917	3,141
Contract assets	1,133	998
Inventories, net	4,681	4,414
Prepaid expenses and other current assets	852	757
Total current assets	11,812	10,877
Property, plant and equipment, net of accumulated depreciation of $5,189 as of November 30, 2021 and $5,033 as of August 31, 2021	3,976	4,075
Operating lease right-of-use asset	470	390
Goodwill	713	715
Intangible assets, net of accumulated amortization of $449 as of November 30, 2021 and $442 as of August 31, 2021	173	182
Deferred income taxes	176	176
Other assets	268	239
Total assets	$17,588	$16,654
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$500	$—
Accounts payable	7,483	6,841
Accrued expenses	3,871	3,734
Current operating lease liabilities	111	108
Total current liabilities	11,965	10,683
Notes payable and long-term debt, less current installments	2,379	2,878
Other liabilities	332	334
Non-current operating lease liabilities	403	333
Income tax liabilities	189	178
Deferred income taxes	113	111
Total liabilities	15,381	14,517
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 269,843,564 and 267,418,092 shares issued and 144,166,009 and 144,496,077 shares outstanding as of November 30, 2021 and August 31, 2021, respectively	—	—
Additional paid-in capital	2,567	2,533
Retained earnings	2,917	2,688
Accumulated other comprehensive loss	(48)	(25)
Treasury stock at cost, 125,677,555 and 122,922,015 shares as of November 30, 2021 and August 31, 2021, respectively	(3,230)	(3,060)
Total Jabil Inc. stockholders’ equity	2,206	2,136
Noncontrolling interests	1	1
Total equity	2,207	2,137
Total liabilities and equity	$17,588	$16,654
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended
	November 30, 2021	November 30, 2020
Net revenue	$8,567	$7,833
Cost of revenue	7,892	7,198
Gross profit	675	635
Operating expenses:
Selling, general and administrative	308	303
Research and development	9	8
Amortization of intangibles	8	11
Restructuring, severance and related charges	—	(1)
Operating income	350	314
Other expense (income)	1	(1)
Interest income	(1)	(2)
Interest expense	33	32
Income before income tax	317	285
Income tax expense	76	84
Net income	241	201
Net income attributable to noncontrolling interests, net of tax	—	1
Net income attributable to Jabil Inc.	$241	$200
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.68	$1.33
Diluted	$1.63	$1.31
Weighted average shares outstanding:
Basic	144.1	150.2
Diluted	147.7	152.9
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended
	November 30, 2021	November 30, 2020
Net income	$241	$201
Other comprehensive (loss) income:
Change in foreign currency translation	(27)	11
Change in derivative instruments:
Change in fair value of derivatives	6	25
Adjustment for net losses (gains) realized and included in net income	2	(16)
Total change in derivative instruments	8	9
Actuarial loss	(5)	—
Prior service credit	1	—
Total other comprehensive (loss) income	(23)	20
Comprehensive income	$218	$221
Comprehensive income attributable to noncontrolling interests	—	1
Comprehensive income attributable to Jabil Inc.	$218	$220
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended
	November 30, 2021	November 30, 2020
Total stockholders' equity, beginning balances	$2,137	$1,825
Common stock:	—	—
Additional paid-in capital:
Beginning balances	2,533	2,414
Recognition of stock-based compensation	34	31
Ending balances	2,567	2,445
Retained earnings:
Beginning balances	2,688	2,041
Declared dividends	(12)	(12)
Net income attributable to Jabil Inc.	241	200
Ending balances	2,917	2,229
Accumulated other comprehensive loss:
Beginning balances	(25)	(34)
Other comprehensive income	(23)	20
Ending balances	(48)	(14)
Treasury stock:
Beginning balances	(3,060)	(2,610)
Purchases of treasury stock under employee stock plans	(43)	(21)
Treasury shares purchased	(127)	(50)
Ending balances	(3,230)	(2,681)
Noncontrolling interests:
Beginning balances	1	14
Net income attributable to noncontrolling interests	—	1
Ending balances	1	15
Total stockholders' equity, ending balances	$2,207	$1,994

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended
	November 30, 2021	November 30, 2020
Cash flows (used in) provided by operating activities:
Net income	$241	$201
Depreciation, amortization, and other, net	269	249
Change in operating assets and liabilities, exclusive of net assets acquired	(556)	(385)
Net cash (used in) provided by operating activities	(46)	65
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(281)	(353)
Proceeds and advances from sale of property, plant and equipment	208	111
Cash paid for business and intangible asset acquisitions, net of cash	—	(18)
Other, net	—	(4)
Net cash used in investing activities	(73)	(264)
Cash flows used in financing activities:
Borrowings under debt agreements	550	200
Payments toward debt agreements	(574)	(202)
Payments to acquire treasury stock	(127)	(50)
Dividends paid to stockholders	(14)	(14)
Treasury stock minimum tax withholding related to vesting of restricted stock	(43)	(21)
Net cash used in financing activities	(208)	(87)
Effect of exchange rate changes on cash and cash equivalents	(11)	—
Net decrease in cash and cash equivalents	(338)	(286)
Cash and cash equivalents at beginning of period	1,567	1,394
Cash and cash equivalents at end of period	$1,229	$1,108
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Jabil Inc. (the “Company”) has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2021. Results for the three months ended November 30, 2021 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2022.
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable, at a discount, under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions.
As of November 30, 2021, the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to the trade accounts receivable sale programs recognized during the three months ended November 30, 2021 and 2020 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2021	November 30, 2020
Trade accounts receivable sold(1)	$1,968	$1,256
Cash proceeds received	$1,967	$1,255
Pre-tax losses on sale of receivables(2)	$1	$1

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
Inventories consist of the following (in millions):

	November 30, 2021	August 31, 2021
Raw materials	$3,709	$3,142
Work in process	552	677
Finished goods	508	680
Reserve for excess and obsolete inventory	(88)	(85)
Inventories, net	$4,681	$4,414

4. Leases

During fiscal year 2022, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of November 30, 2021 were as follows (in millions):

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$118	$18	$34	$28	$38
Finance lease obligations(1)	$48	$24	$24	$—	$—

(1)Excludes $28 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of November 30, 2021 and August 31, 2021 are summarized below (in millions):

	Maturity Date	November 30, 2021	August 31, 2021
4.700% Senior Notes	Sep 15, 2022	$500	$499
4.900% Senior Notes	Jul 14, 2023	300	300
3.950% Senior Notes	Jan 12, 2028	496	496
3.600% Senior Notes	Jan 15, 2030	495	495
3.000% Senior Notes	Jan 15, 2031	591	591
1.700% Senior Notes	Apr 15, 2026	496	496
Borrowings under credit facilities(1)	Jan 22, 2024 and Jan 22, 2026	—	—
Borrowings under loans	Jul 31, 2026	1	1
Total notes payable and long-term debt		2,879	2,878
Less current installments of notes payable and long-term debt		500	—
Notes payable and long-term debt, less current installments		$2,379	$2,878

(1)As of November 30, 2021, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on April 28, 2021 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $1.8 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.700%, 4.900%, 3.950%, 3.600%, 3.000% or 1.700% Senior Notes upon a change of control. As of November 30, 2021 and August 31, 2021, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 15 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
6. Asset-Backed Securitization Program
Certain Jabil entities participating in the global asset-backed securitization program continuously sell designated pools of trade accounts receivable to a special purpose entity, which in turn sells certain of the receivables at a discount to conduits administered by an unaffiliated financial institution on a monthly basis. In addition, a foreign entity participating in the global asset-backed securitization program sells certain receivables at a discount to conduits administered by an unaffiliated financial institution on a daily basis. The Company terminated the foreign asset-backed securitization program on June 28, 2021.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization program. Servicing fees related to the asset-backed securitization programs recognized during the three months ended November 30, 2021 and 2020 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2021.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. As of November 30, 2021, the Company had no available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended
	November 30, 2021	November 30, 2020(4)
Trade accounts receivable sold(1)	$1,032	$1,173
Cash proceeds received(2)	$1,030	$1,171
Pre-tax losses on sale of receivables(3)	$2	$2

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(3)Recorded to other expense within the Condensed Consolidated Statements of Operations.
(4)Activity includes the foreign asset-backed securitization program which terminated on June 28, 2021.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2021 and August 31, 2021, the Company was in compliance with all covenants under the global asset-backed securitization program.

7. Accrued Expenses
Accrued expenses consist of the following (in millions):

	November 30, 2021	August 31, 2021
Contract liabilities(1)	$667	$559
Accrued compensation and employee benefits	778	827
Inventory deposits	850	711
Other accrued expenses	1,576	1,637
Accrued expenses	$3,871	$3,734

(1)Revenue recognized during the three months ended November 30, 2021 and 2020 that was included in the contract liability balance as of August 31, 2021 and 2020 was $98 million and $170 million, respectively.
8. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months ended November 30, 2021 and 2020 (in millions):

	Three months ended
	November 30, 2021	November 30, 2020
Service cost (1)	$6	$6
Interest cost (2)	1	1
Expected long-term return on plan assets (2)	(4)	(4)
Recognized actuarial gain (2)	(3)	(1)
Amortization of actuarial gain (2)(3)	(2)	(2)
Amortization of prior service cost (2)	1	—
Net periodic benefit cost	$(1)	$—

(1)Service cost is recognized in cost of revenue in the Condensed Consolidated Statement of Operations.
(2)Components are recognized in other expense in the Condensed Consolidated Statement of Operations.
(3)Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the projected benefit obligation and the fair value of plan assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.
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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.3 billion and $1.5 billion as of November 30, 2021 and August 31, 2021, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2021 and November 30, 2022.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of November 30, 2021 and August 31, 2021, was $3.5 billion and $3.6 billion, respectively.

Refer to Note 15 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.
The gains and losses recognized in earnings due to the amount excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded.
The following table presents the gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain on Derivatives Recognized in Net Income	Amount of Gain Recognized in Net Income on Derivatives
		Three months ended
		November 30, 2021	November 30, 2020
Forward foreign exchange contracts(1)	Cost of revenue	$38	$84

(1)For the three months ended November 30, 2021 and 2020, the Company recognized $27 million and $73 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.
Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of November 30, 2021, which have been designated as hedging instruments and accounted for as cash flow hedges:

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
Contemporaneously with the issuance of our 3.000% Notes in July 2020, the Company amended interest rate swap agreements with a notional value of $200.0 million, with mandatory termination dates from August 15, 2020 to February 15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, the Company entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps (the “Offsetting Interest Rate Swaps”). The change in fair value of the 2020 Extended Interest Rate Swaps and Offsetting Interest Rate Swaps is recorded in the Consolidated Statements of Income through the maturity date as an adjustment to interest expense.
10. Accumulated Other Comprehensive Income
The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component for the three months ended November 30, 2021 (in millions):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2021	$(20)	$(36)	$51	$(20)	$(25)
Other comprehensive (loss) income before reclassifications	(27)	6	—	—	(21)
Amounts reclassified from AOCI	—	2	(5)	1	(2)
Other comprehensive (loss) income(1)	(27)	8	(5)	1	(23)
Balance as of November 30, 2021	$(47)	$(28)	$46	$(19)	$(48)

(1)Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended
Comprehensive Income Components	Financial Statement Line Item	November 30, 2021	November 30, 2020
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	1	(17)
Interest rate contracts	Interest expense	1	1
Actuarial gain	(2)	(5)	—
Prior service cost	(2)	1	—
Total amounts reclassified from AOCI(3)		$(2)	$(16)

(1)The Company expects to reclassify $7 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.

(2)Amounts are included in the computation of net periodic benefit pension cost. Refer to Note 8 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months ended November 30, 2021 and 2020.
11. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended
	November 30, 2021	November 30, 2020
Restricted stock units	$32	$32
Employee stock purchase plan	3	2
Total	$35	$34
As of November 30, 2021, the shares available to be issued under the 2021 Equity Incentive Plan were 9,852,269.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the three months ended November 30, 2021 and 2020, the Company awarded approximately 0.7 million and 1.1 million time-based restricted stock units, respectively, 0.2 million and 0.3 million performance-based restricted stock units, respectively, and 0.2 million and 0.3 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

November 30, 2021
Unrecognized stock-based compensation expense—restricted stock units	$67
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended
	November 30, 2021	November 30, 2020
Common stock outstanding:
Beginning balances	144,496,077	150,330,358
Vesting of restricted stock	2,425,472	2,217,082
Purchases of treasury stock under employee stock plans	(690,555)	(601,406)
Treasury shares purchased(1)	(2,064,985)	(1,474,464)
Ending balances	144,166,009	150,471,570

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (“the 2022 Share Repurchase Program”). As of November 30, 2021, 2.8 million shares had been repurchased for $169 million and $831 million remains available under the 2022 Share Repurchase Program.
12. Concentration of Risk and Segment Data

Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2021, the Company’s five largest customers accounted for approximately 49% of its net revenue and 74 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.
Segment Data
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Certain items are excluded from the calculation of segment income. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.

The following table sets forth operating segment information (in millions):

	Three months ended
	November 30, 2021	November 30, 2020
Segment income and reconciliation of income before income tax
EMS	$147	$122
DMS	253	243
Total segment income	$400	$365
Reconciling items:
Amortization of intangibles	(8)	(11)
Stock-based compensation expense and related charges	(35)	(34)
Restructuring, severance and related charges	—	1
Acquisition and integration charges	—	(2)
Other expense (net of periodic benefit cost)	(8)	(4)
Interest income	1	2
Interest expense	(33)	(32)
Income before income tax	$317	$285

The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	November 30, 2021			November 30, 2020
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,407	$2,370	$3,777	$1,057	$2,240	$3,297
Over time	2,451	2,339	4,790	2,536	2,000	4,536
Total	$3,858	$4,709	$8,567	$3,593	$4,240	$7,833

The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2021	November 30, 2020
Foreign source revenue	84.8%	83.6%

13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended
	November 30, 2021	November 30, 2020
U.S. federal statutory income tax rate	21.0%	21.0%
Effective income tax rate	23.9%	29.6%
The effective income tax rate decreased for the three months ended November 30, 2021, compared to the three months ended November 30, 2020, primarily due to decreased losses in tax jurisdictions with existing valuation allowances for the three months ended November 30, 2021.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months ended November 30, 2021 and 2020, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances and (ii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam.
14. Earnings Per Share and Dividends
Earnings Per Share
The Company calculates its basic earnings per share by dividing net income attributable to the Company by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. The difference between the weighted average number of basic shares outstanding and the weighted average number of diluted shares outstanding is primarily due to dilutive unvested restricted stock units.
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

	Three months ended
	November 30, 2021	November 30, 2020
Restricted stock units	575.8	1,074.2
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2021 and 2020 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2022:	October 21, 2021	$0.08	$12	November 15, 2021	December 1, 2021
Fiscal Year 2021:	October 15, 2020	$0.08	$12	November 16, 2020	December 2, 2020
15. Fair Value Measurements

Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated:

(in millions)	Fair Value Hierarchy		November 30, 2021	August 31, 2021
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$29	$36
Prepaid expenses and other current assets:
Short-term investments	Level 1		18	18
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	17	9
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	50	20
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 9)	Level 2	(3)	9	9
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	$5	$6
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	10	9
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 9)	Level 2	(3)	3	3
Extended interest rate swap not designated as a hedging instrument (Note 9)	Level 2	(4)	9	10
Other liabilities:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 9)	Level 2	(3)	6	7

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
Assets Held for Sale
The following table presents the assets held for sale:

	November 30, 2021	August 31, 2021
(in millions)	Carrying Amount	Carrying Amount
Assets held for sale (1)	$61	$61

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated:

			November 30, 2021		August 31, 2021
(in millions)	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
4.700% Senior Notes	Level 2	(1)	$500	$515	$499	$521
4.900% Senior Notes	Level 3	(2)	$300	$318	$300	$322
3.950% Senior Notes	Level 2	(1)	$496	$546	$496	$555
3.600% Senior Notes	Level 2	(1)	$495	$541	$495	$541
3.000% Senior Notes	Level 2	(1)	$591	$616	$591	$618
1.700% Senior Notes	Level 2	(1)	$496	$495	$496	$504

(1)The fair value estimates are based upon observable market data.
(2)This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
16. Commitments and Contingencies

Legal Proceedings
The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
17. New Accounting Guidance
New accounting guidance adopted during the period did not have a material impact to the Company.
Recently issued accounting guidance is not applicable or did not have, or is not expected to have, a material impact to the Company.

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 such as, the scope and duration of the COVID-19 outbreak and its impact on our operations, sites, customers and supply chain; managing growth effectively; our dependence on a limited number of customers; competitive challenges affecting our customers; managing rapid declines or increases in customer demand and other related customer challenges that may occur; risks arising from relationships with emerging companies; changes in technology; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks associated with international sales and operations; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; energy prices; and asset impairment); changes in financial accounting standards or policies; and risk of natural disaster, climate change or other global events. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires.

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Ireland, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 84.8% of net revenue, from our international operations for the three months ended November 30, 2021. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of November 30, 2021 contained herein.
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
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended
	November 30, 2021	November 30, 2020
Net revenue	$8,567	$7,833
Gross profit	$675	$635
Operating income	$350	$314
Net income attributable to Jabil Inc.	$241	$200
Earnings per share—basic	$1.68	$1.33
Earnings per share—diluted	$1.63	$1.31
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2021	August 31, 2021	November 30, 2020
Sales cycle(1)	22 days	19 days	16 days
Inventory turns (annualized)(2)	5 turns	5 turns	7 turns
Days in accounts receivable(3)	41 days	38 days	42 days
Days in inventory(4)	66 days	71 days	55 days
Days in accounts payable(5)	85 days	90 days	80 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended November 30, 2021, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by higher sales and timing of collections.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2021, the decrease in days in inventory from the prior sequential quarter was due to increased sales activity during the quarter. During the three months ended November 30, 2021, the increase in days in inventory from the three months ended November 30, 2020 was primarily due to supply chain constraints and increased materials purchases to support expected sales levels in the second quarter of fiscal year 2022.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2021, the decrease in days in accounts payable from the prior sequential quarter was primarily due to timing of purchases and cash payments during the quarter. During the three months ended November 30, 2021, the increase in days in accounts payable from the three months ended November 30, 2020 was primarily due to an increase for material purchases and the timing of payments.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.
Recent Accounting Pronouncements
See Note 17 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
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

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020	Change
Net revenue	$8,567	$7,833	9.4%

Net revenue increased during the three months ended November 30, 2021, compared to the three months ended November 30, 2020. Specifically, the DMS segment net revenue increased 11% due to: (i) a 6% increase in revenues from existing customers within our mobility business, (ii) a 4% increase in revenues from existing customers in our automotive and transportation business, and (iii) a 3% increase in revenue from existing customers within our healthcare and packaging business. The increase is partially offset by a 2% decrease in revenues from existing customers within our connected devices business. The EMS segment net revenue increased 7% due to: (i) a 4% increase from existing customers within our industrial and capital equipment business, (ii) a 4% increase from existing customers within our 5G, wireless and cloud business, and (iii) a 2% increase from existing customers within our digital print and retail business. The increase is partially offset by a 3% decrease from existing customers within our networking and storage business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2021	November 30, 2020
EMS	45%	46%
DMS	55%	54%
Total	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2021	November 30, 2020
Foreign source revenue	84.8%	83.6%
Gross Profit

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020
Gross profit	$675	$635
Percent of net revenue	7.9%	8.1%
Gross profit as a percentage of net revenue decreased for the three months ended November 30, 2021 compared to the three months ended November 30, 2020, primarily due to product mix for the DMS segment.
Selling, General and Administrative

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020	Change
Selling, general and administrative	$308	$303	$5
Selling, general and administrative expenses remained relatively consistent during the three months ended November 30, 2021, compared to the three months ended November 30, 2020.
Research and Development

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020
Research and development	$9	$8
Percent of net revenue	0.1%	0.1%
Research and development expenses remained relatively consistent as a percentage of net revenue during the three months ended November 30, 2021, compared to the three months ended November 30, 2020.
Amortization of Intangibles

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020	Change
Amortization of intangibles	$8	$11	$(3)
Amortization of intangibles remained relatively consistent during the three months ended November 30, 2021, compared to the three months ended November 30, 2020.

Restructuring, Severance and Related Charges

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020	Change
Restructuring, severance and related charges	$—	$(1)	$1
Restructuring, severance and related charges remained relatively consistent during the three months ended November 30, 2021, compared to the three months ended November 30, 2020. The 2021 Restructuring Plan was complete as of August 31, 2021.
Other Expense (Income)

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020	Change
Other expense (income)	$1	$(1)	$2
Other expense (income) remained relatively consistent during the three months ended November 30, 2021 compared to the three months ended November 30, 2020.

Interest Income

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020	Change
Interest income	$1	$2	$(1)
Interest income remained relatively consistent during the three months ended November 30, 2021, compared to the three months ended November 30, 2020.
Interest Expense

	Three months ended
(dollars in millions)	November 30, 2021	November 30, 2020	Change
Interest expense	$33	$32	$1
Interest expense remained relatively consistent during the three months ended November 30, 2021, compared to the three months ended November 30, 2020.
Income Tax Expense

	Three months ended
	November 30, 2021	November 30, 2020	Change
Effective income tax rate	23.9%	29.6%	(5.7)%
The effective income tax rate decreased for the three months ended November 30, 2021, compared to the three months ended November 30, 2020, primarily due to decreased losses in tax jurisdictions with existing valuation allowances for the three months ended November 30, 2021.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended
(in millions, except for per share data)	November 30, 2021	November 30, 2020
Operating income (U.S. GAAP)	$350	$314
Amortization of intangibles	8	11
Stock-based compensation expense and related charges	35	34
Restructuring, severance and related charges	—	(1)
Net periodic benefit cost (1)	7	5
Acquisition and integration charges (2)	—	2
Adjustments to operating income	50	51
Core operating income (Non-GAAP)	$400	$365
Net income attributable to Jabil Inc. (U.S. GAAP)	$241	$200
Adjustments to operating income	50	51
Net periodic benefit cost (1)	(7)	(5)
Adjustments for taxes	—	(1)
Core earnings (Non-GAAP)	$284	$245
Diluted earnings per share (U.S. GAAP)	$1.63	$1.31
Diluted core earnings per share (Non-GAAP)	$1.92	$1.60
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	147.7	152.9

(1)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(2)Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).
Adjusted Free Cash Flow

	Three months ended
(in millions)	November 30, 2021	November 30, 2020
Net cash (used in) provided by operating activities (U.S. GAAP)	$(46)	$65
Acquisition of property, plant and equipment	(281)	(353)
Proceeds and advances from sale of property, plant and equipment	208	111
Adjusted free cash flow (Non-GAAP)	$(119)	$(177)
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash on hand, cash flows provided by operating activities and access to the capital markets, will be adequate to fund our cash requirements, including capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions and our working capital requirements for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Cash and Cash Equivalents
As of November 30, 2021, we had approximately $1.2 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of November 30, 2021 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.700% Senior Notes	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	Borrowings under revolving credit facilities (1)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2021	$499	$300	$496	$495	$591	$496	$—	$1	$2,878
Borrowings	—	—	—	—	—	—	550	—	550
Payments	—	—	—	—	—	—	(550)	—	(550)
Other	1	—	—	—	—	—	—	—	1
Balance as of November 30, 2021	$500	$300	$496	$495	$591	$496	$—	$1	$2,879
Maturity Date	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	Jan 22, 2024 and Jan 22, 2026	Jul 31, 2026
Original Facility/ Maximum Capacity	$500 million	$300 million	$500 million	$500 million	$600 million	$500 million	$3.8 billion(1)	$2 million

(1)As of November 30, 2021, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on April 28, 2021 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $1.8 billion under our commercial paper program. Borrowings with an original maturity of 90 days or less are recorded net within the statement of cash flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2021 and August 31, 2021, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
Global Asset-Backed Securitization Program
Certain Jabil entities participating in the global asset-backed securitization program continuously sell designated pools of trade accounts receivable to a special purpose entity, which in turn sells certain of the receivables at a discount to conduits administered by an unaffiliated financial institution on a monthly basis. In addition, a foreign entity participating in the global asset-backed securitization program sells certain receivables at a discount to conduits administered by an unaffiliated financial institution on a daily basis.
We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the asset-backed securitization programs recognized during the three months ended November 30, 2021 and 2020 were not material. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2021.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. During the three months ended November 30, 2021, we sold $1.0 billion of trade accounts receivable and we received cash proceeds of $1.0 billion. As of November 30, 2021, we had no available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2021 and August 31, 2021, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 6 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.

Trade Accounts Receivable Sale Programs
As of November 30, 2021, we may elect to sell receivables and the unaffiliated financial institution may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.

During the three months ended November 30, 2021, we sold $2.0 billion of trade accounts receivable under these programs and we received cash proceeds of $2.0 billion. As of November 30, 2021, we had up to $1.4 billion in available liquidity under our trade accounts receivable sale programs.
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
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Three months ended
	November 30, 2021	November 30, 2020
Net cash (used in) provided by operating activities	$(46)	$65
Net cash used in investing activities	(73)	(264)
Net cash used in financing activities	(208)	(87)
Effect of exchange rate changes on cash and cash equivalents	(11)	—
Net decrease in cash and cash equivalents	$(338)	$(286)
Operating Activities
Net cash used in operating activities during the three months ended November 30, 2021 was primarily due to an increase in accounts receivable, inventories, contract assets, prepaid expenses and other current assets; partially offset by: an increase in accounts payable, accrued expenses and other liabilities, non-cash expenses and net income. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in inventories is primarily due to supply chain constraints and higher materials purchases to support expected sales levels in the second quarter of fiscal year 2022. The increase in contract assets is primarily due to timing of revenue recognition for over time customers. The increase in prepaid expenses and other current assets is primarily due to the timing of payments. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2021 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2021 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) the purchase of treasury stock under employee stock plans and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
Contractual Obligations

As of the date of this report, other than the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2021 to our contractual obligations and commitments and the related cash requirements.
Dividends and Share Repurchases
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2022 Share Repurchase Program”). As of November 30, 2021, 2.8 million shares had been repurchased for $169 million and $831 million remains available under the 2022 Share Repurchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2021. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended November 30, 2021, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See the discussion in Note 16 - “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended
November 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
September 1, 2021 - September 30, 2021	872,673	$61.45	872,673	$905
October 1, 2021 - October 31, 2021	1,487,379	$61.58	816,980	$854
November 1, 2021 - November 30, 2021	395,488	$62.30	375,332	$831
Total	2,755,540	$61.64	2,064,985

(1)The purchases include amounts that are attributable to 690,555 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In July 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 23, 2021 (the “2022 Share Repurchase Program”).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.700% Registered Senior Notes issued on August 3, 2012.	8-K	4.1	8/6/2012

4.4	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.	8-K	4.3	8/6/2012

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

10.1†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).

10.2†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).

10.3†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).

10.4†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash- Settled - NON-Employee Director).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).

10.6†	Mutual Separation Agreement and Release dated as of December 5, 2021 between Jabil Inc. and Michael J. Loparco.	8-K	10.1	12/9/2021

10.7†
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

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2021 and August 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months ended November 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2021 and 2020, (v) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the inline XBRL Document in Exhibit 101).

†	Indicates management compensatory plan, contract or arrangement
*	Filed or furnished herewith

**
Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Jabil agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.

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

JABIL INC. Registrant

Date: January 7, 2022	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: January 7, 2022	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer