Form 10-Q
period 2022-05-31
JABIL INC
filed 2022-07-01
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2022
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 21, 2022, there were 137,554,586 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	May 31, 2022 (Unaudited)	August 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,070	$1,567
Accounts receivable, net of allowance for doubtful accounts	3,193	3,141
Contract assets	1,276	998
Inventories, net	5,981	4,414
Prepaid expenses and other current assets	952	757
Total current assets	12,472	10,877
Property, plant and equipment, net of accumulated depreciation of $5,482 as of May 31, 2022 and $5,033 as of August 31, 2021	3,894	4,075
Operating lease right-of-use asset	481	390
Goodwill	711	715
Intangible assets, net of accumulated amortization of $464 as of May 31, 2022 and $442 as of August 31, 2021	167	182
Deferred income taxes	174	176
Other assets	272	239
Total assets	$18,171	$16,654
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$1	$—
Accounts payable	7,082	6,841
Accrued expenses	4,744	3,734
Current operating lease liabilities	115	108
Total current liabilities	11,942	10,683
Notes payable and long-term debt, less current installments	2,874	2,878
Other liabilities	289	334
Non-current operating lease liabilities	405	333
Income tax liabilities	190	178
Deferred income taxes	114	111
Total liabilities	15,814	14,517
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 270,407,585 and 267,418,092 shares issued and 138,851,189 and 144,496,077 shares outstanding as of May 31, 2022 and August 31, 2021, respectively	—	—
Additional paid-in capital	2,622	2,533
Retained earnings	3,333	2,688
Accumulated other comprehensive loss	(20)	(25)
Treasury stock at cost, 131,556,396 and 122,922,015 shares as of May 31, 2022 and August 31, 2021, respectively	(3,579)	(3,060)
Total Jabil Inc. stockholders’ equity	2,356	2,136
Noncontrolling interests	1	1
Total equity	2,357	2,137
Total liabilities and equity	$18,171	$16,654
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net revenue	$8,328	$7,215	$24,448	$21,876
Cost of revenue	7,709	6,647	22,545	20,104
Gross profit	619	568	1,903	1,772
Operating expenses:
Selling, general and administrative	282	305	870	914
Research and development	8	10	25	27
Amortization of intangibles	8	12	24	35
Restructuring, severance and related charges	—	1	—	6
Operating income	321	240	984	790
Loss on debt extinguishment	4	—	4	—
Gain on securities	—	(2)	—	(2)
Other expense (income)	1	(4)	(2)	(7)
Interest income	(1)	(1)	(2)	(5)
Interest expense	39	34	105	97
Income before income tax	278	213	879	707
Income tax expense	60	43	198	184
Net income	218	170	681	523
Net income attributable to noncontrolling interests, net of tax	—	1	—	2
Net income attributable to Jabil Inc.	$218	$169	$681	$521
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.55	$1.14	$4.77	$3.49
Diluted	$1.52	$1.12	$4.67	$3.41
Weighted average shares outstanding:
Basic	140.4	148.1	142.6	149.5
Diluted	143.3	152.0	145.8	152.8
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net income	$218	$170	$681	$523
Other comprehensive income:
Change in foreign currency translation	(9)	15	(20)	26
Change in derivative instruments:
Change in fair value of derivatives	6	8	31	64
Adjustment for net losses (gains) realized and included in net income	9	(4)	6	(41)
Total change in derivative instruments	15	4	37	23
Actuarial loss	(5)	—	(15)	—
Prior service credit	1	—	3	—
Total other comprehensive income	2	19	5	49
Comprehensive income	$220	$189	$686	$572
Comprehensive income attributable to noncontrolling interests	—	1	—	2
Comprehensive income attributable to Jabil Inc.	$220	$188	$686	$570
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Total stockholders' equity, beginning balances	$2,338	$2,102	$2,137	$1,825
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	2,608	2,488	2,533	2,414
Shares issued under employee stock purchase plan	—	—	26	20
Purchase of noncontrolling interest	—	(14)	—	(14)
Recognition of stock-based compensation	14	17	63	71
Ending balances	2,622	2,491	2,622	2,491
Retained earnings:
Beginning balances	3,127	2,368	2,688	2,041
Declared dividends	(12)	(12)	(36)	(37)
Net income attributable to Jabil Inc.	218	169	681	521
Ending balances	3,333	2,525	3,333	2,525
Accumulated other comprehensive (loss) income:
Beginning balances	(22)	(4)	(25)	(34)
Other comprehensive income	2	19	5	49
Ending balances	(20)	15	(20)	15
Treasury stock:
Beginning balances	(3,376)	(2,763)	(3,060)	(2,610)
Purchases of treasury stock under employee stock plans	—	—	(44)	(21)
Treasury shares purchased	(203)	(130)	(475)	(262)
Ending balances	(3,579)	(2,893)	(3,579)	(2,893)
Noncontrolling interests:
Beginning balances	1	13	1	14
Net income attributable to noncontrolling interests	—	1	—	2
Purchase of noncontrolling interest	—	(13)	—	(13)
Declared dividends to noncontrolling interests	—	—	—	(2)
Ending balances	1	1	1	1
Total stockholders' equity, ending balances	$2,357	$2,139	$2,357	$2,139

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended
	May 31, 2022	May 31, 2021
Cash flows provided by operating activities:
Net income	$681	$523
Depreciation, amortization, and other, net	768	730
Change in operating assets and liabilities, exclusive of net assets acquired	(704)	(582)
Net cash provided by operating activities	745	671
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(1,068)	(878)
Proceeds and advances from sale of property, plant and equipment	470	287
Cash paid for business and intangible asset acquisitions, net of cash	(18)	(50)
Other, net	—	(3)
Net cash used in investing activities	(616)	(644)
Cash flows used in financing activities:
Borrowings under debt agreements	2,621	1,081
Payments toward debt agreements	(2,707)	(908)
Payments to acquire treasury stock	(475)	(262)
Dividends paid to stockholders	(37)	(38)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	26	20
Treasury stock minimum tax withholding related to vesting of restricted stock	(44)	(21)
Other, net	(23)	(49)
Net cash used in financing activities	(639)	(177)
Effect of exchange rate changes on cash and cash equivalents	13	(3)
Net decrease in cash and cash equivalents	(497)	(153)
Cash and cash equivalents at beginning of period	1,567	1,394
Cash and cash equivalents at end of period	$1,070	$1,241
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Jabil Inc. (the “Company”) has made certain reclassification adjustments to conform prior periods’ Condensed Consolidated Financial Statements to the current presentation. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2021. Results for the nine months ended May 31, 2022 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2022.
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
As of May 31, 2022, the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to the trade accounts receivable sale programs recognized during the three months and nine months ended May 31, 2022 and 2021 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Trade accounts receivable sold(1)	$2,575	$1,016	$6,509	$3,567
Cash proceeds received	$2,572	$1,015	$6,504	$3,565
Pre-tax losses on sale of receivables(2)	$3	$1	$5	$2

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
Inventories consist of the following (in millions):

	May 31, 2022	August 31, 2021
Raw materials	$4,722	$3,142
Work in process	699	677
Finished goods	646	680
Reserve for excess and obsolete inventory	(86)	(85)
Inventories, net	$5,981	$4,414

4. Leases

During fiscal year 2022, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of May 31, 2022 were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$180	$31	$56	$44	$49
Finance lease obligations(1)	$74	$37	$36	$1	$—

(1)Excludes $33 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of May 31, 2022 and August 31, 2021 are summarized below (in millions):

	Maturity Date	May 31, 2022	August 31, 2021
4.700% Senior Notes(1)	Sep 15, 2022	$—	$499
4.900% Senior Notes	Jul 14, 2023	300	300
3.950% Senior Notes	Jan 12, 2028	497	496
3.600% Senior Notes	Jan 15, 2030	496	495
3.000% Senior Notes	Jan 15, 2031	592	591
1.700% Senior Notes	Apr 15, 2026	496	496
4.250% Senior Notes(1)	May 15, 2027	493	—
Borrowings under credit facilities(2)	Jan 22, 2024 and Jan 22, 2026	—	—
Borrowings under loans	Jul 31, 2026	1	1
Total notes payable and long-term debt		2,875	2,878
Less current installments of notes payable and long-term debt		1	—
Notes payable and long-term debt, less current installments		$2,874	$2,878

(1)On May 4, 2022, the Company issued $500 million of registered 4.250% Senior Notes due 2027 (the “Green Bonds” or the “4.250% Senior Notes”). On May 31, 2022, the net proceeds from the offering were used to redeem the Company’s 4.700% Senior Notes due in 2022 and pay the applicable “make-whole” premium and accrued interest. In addition, the Company intends to allocate an amount equal to the net proceeds from this offering to finance or refinance eligible expenditures under the Company’s new green financing framework.
(2)As of May 31, 2022, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on April 28, 2021 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program, which was increased from $1.8 billion on February 18, 2022.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.900%, 3.950%, 3.600%, 3.000%, 1.700% or 4.250% Senior Notes upon a change of control. As of May 31, 2022 and August 31, 2021, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization program. Servicing fees related to the asset-backed securitization programs recognized during the three months and nine months ended May 31, 2022 and 2021 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2022.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. As of May 31, 2022, the Company had no available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021(4)	May 31, 2022	May 31, 2021(4)
Trade accounts receivable sold(1)	$947	$1,074	$2,979	$3,388
Cash proceeds received(2)	$942	$1,072	$2,971	$3,381
Pre-tax losses on sale of receivables(3)	$5	$2	$8	$7

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
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of May 31, 2022 and August 31, 2021, the Company was in compliance with all covenants under the global asset-backed securitization program.

7. Accrued Expenses
Accrued expenses consist of the following (in millions):

	May 31, 2022	August 31, 2021
Inventory deposits	$1,254	$711
Contract liabilities(1)	733	559
Accrued compensation and employee benefits	729	827
Other accrued expenses	2,028	1,637
Accrued expenses	$4,744	$3,734

(1)Revenue recognized during the nine months ended May 31, 2022 and 2021 that was included in the contract liability balance as of August 31, 2021 and 2020 was $269 million and $306 million, respectively.
8. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost

The following table provides information about the net periodic benefit cost (credit) for all plans for the three months and nine months ended May 31, 2022 and 2021 (in millions):

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Service cost(1)	$7	$6	$19	$19
Interest cost(2)	1	2	3	4
Expected long-term return on plan assets(2)	(5)	(4)	(13)	(12)
Recognized actuarial gain(2)	(2)	(1)	(8)	(4)
Amortization of actuarial gain(2)(3)	(2)	(2)	(6)	(5)
Amortization of prior service cost(2)	1	—	3	—
Net periodic benefit cost (credit)	$—	$1	$(2)	$2

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.3 billion and $1.5 billion as of May 31, 2022 and August 31, 2021, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2022 and May 31, 2023.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of May 31, 2022 and August 31, 2021, was $3.1 billion and $3.6 billion, respectively.

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
The following table presents the net (losses) gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Gain on Derivatives Recognized in Net Income	Amount of (Loss) Gain Recognized in Net Income on Derivatives
		Three months ended		Nine months ended
		May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Forward foreign exchange contracts(1)	Cost of revenue	$(66)	$27	$(6)	$148

(1)For the three months and nine months ended May 31, 2022, the Company recognized $64 million and $27 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. For the three months and nine months ended May 31, 2021, the Company recognized $22 million and $121 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of May 31, 2022, which have been designated as hedging instruments and are accounted for as cash flow hedges:

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount (in millions)	Effective Date	Expiration Date
Forward Interest Rate Swap
Anticipated Debt Issuance	Fixed	$150	May 24, 2021	July 31, 2024	(1)(2)

(1)The contracts will be settled with the respective counterparties on a net basis at the expiration date for the forward interest rate swap.
(2)If the anticipated debt issuance occurs before July 31, 2024, the contracts will be terminated simultaneously with the debt issuance.

Contemporaneously with the issuance of the 4.250% Senior Notes, in April 2022 the Company settled cash flow hedges with an aggregate notional amount of $250 million and $170 million, with effective dates of November 2020 and March 2022, respectively. The cash received for the cash flow hedges at settlement was $46 million. The settled cash flow hedges are recorded in the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (“AOCI”) and are amortized to interest expense in the Condensed Consolidated Statements of Operations.
Contemporaneously with the issuance of the 3.000% Senior Notes in July 2020, the Company amended interest rate swap agreements with a notional amount of $200 million, with mandatory termination dates from August 15, 2020 to February 15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, the Company entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps (the “Offsetting Interest Rate Swaps”). The change in fair value of the 2020 Extended Interest Rate Swaps and Offsetting Interest Rate Swaps was recorded in the Condensed Consolidated Statements of Operations through the maturity date of February 15, 2022, as an adjustment to interest expense.
10. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the nine months ended May 31, 2022 (in millions):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2021	$(20)	$(36)	$51	$(20)	$(25)
Other comprehensive (loss) income before reclassifications	(20)	31	(1)	—	10
Amounts reclassified from AOCI	—	6	(14)	3	(5)
Other comprehensive (loss) income(1)	(20)	37	(15)	3	5
Balance as of May 31, 2022	$(40)	$1	$36	$(17)	$(20)

(1)Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended		Nine months ended
Comprehensive Income Components	Financial Statement Line Item	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$9	$(4)	$4	$(43)
Interest rate contracts	Interest expense	—	—	2	2
Actuarial gain	(2)	(4)	—	(14)	—
Prior service cost	(2)	1	—	3	—
Total amounts reclassified from AOCI(3)		$6	$(4)	$(5)	$(41)

(1)The Company expects to reclassify $20 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost (credit). Refer to Note 8 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2022 and 2021.
11. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Restricted stock units	$13	$16	$57	$68
Employee stock purchase plan	3	3	10	8
Total	$16	$19	$67	$76
As of May 31, 2022, the shares available to be issued under the 2021 Equity Incentive Plan were 9,940,536.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2022 and 2021, the Company awarded approximately 0.7 million and 1.2 million time-based restricted stock units, respectively, 0.2 million and 0.4 million performance-based restricted stock units, respectively, and 0.2 million and 0.3 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

May 31, 2022
Unrecognized stock-based compensation expense—restricted stock units	$44
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding

The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Common stock outstanding:
Beginning balances	142,392,135	149,366,501	144,496,077	150,330,358
Shares issued upon exercise of stock options	—	9,321	—	9,321
Shares issued under employee stock purchase plan	1,686	—	522,169	771,548
Vesting of restricted stock	13,609	12,787	2,467,324	2,253,923
Purchases of treasury stock under employee stock plans	(3,766)	(3,436)	(704,040)	(613,715)
Treasury shares purchased(1)	(3,552,475)	(2,547,707)	(7,930,341)	(5,913,969)
Ending balances	138,851,189	146,837,466	138,851,189	146,837,466

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of May 31, 2022, 8.6 million shares had been repurchased for $517 million and $483 million remains available under the 2022 Share Repurchase Program.
12. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2022, the Company’s five largest customers accounted for approximately 45% of its net revenue and 79 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
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

The following table sets forth operating segment information (in millions):

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Segment income and reconciliation of income before income tax
EMS	$208	$137	$507	$357
DMS	144	140	589	570
Total segment income	$352	$277	$1,096	$927
Reconciling items:
Amortization of intangibles	(8)	(12)	(24)	(35)
Stock-based compensation expense and related charges	(16)	(19)	(67)	(76)
Restructuring, severance and related charges	—	(1)	—	(6)
Business interruption and impairment charges, net	—	—	—	1
Acquisition and integration charges	—	—	—	(4)
Loss on debt extinguishment	(4)	—	(4)	—
Gain on securities	—	2	—	2
Other expense (net of periodic benefit cost)	(8)	(1)	(19)	(10)
Interest income	1	1	2	5
Interest expense	(39)	(34)	(105)	(97)
Income before income tax	$278	$213	$879	$707

The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	May 31, 2022			May 31, 2021
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,755	$1,395	$3,150	$1,346	$1,441	$2,787
Over time	2,736	2,442	5,178	2,297	2,131	4,428
Total	$4,491	$3,837	$8,328	$3,643	$3,572	$7,215

	Nine months ended
	May 31, 2022			May 31, 2021
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$4,489	$5,183	$9,672	$3,222	$5,463	$8,685
Over time	7,634	7,142	14,776	7,193	5,998	13,191
Total	$12,123	$12,325	$24,448	$10,415	$11,461	$21,876

The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Foreign source revenue	82.6%	82.7%	83.7%	83.6%

13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	21.8%	20.3%	22.5%	26.0%
The effective income tax rate differed for the three months and nine months ended May 31, 2022, compared to the three months and nine months ended May 31, 2021, primarily due to: (i) decreased losses in tax jurisdictions with existing valuation allowances for the three months and nine months ended May 31, 2022 and (ii) a $17 million income tax expense during the three months ended May 31, 2022 for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and nine months ended May 31, 2022 and 2021, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances, (ii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam, and (iii) a $17 million income tax expense during the three months ended May 31, 2022 for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions.
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

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Restricted stock units	430.9	665.0	431.7	665.0
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2022 and 2021 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2022:	October 21, 2021	$0.08	$12	November 15, 2021	December 1, 2021
	January 20, 2022	$0.08	$12	February 15, 2022	March 2, 2022
	April 21, 2022	$0.08	$12	May 16, 2022	June 2, 2022
Fiscal Year 2021:	October 15, 2020	$0.08	$12	November 16, 2020	December 2, 2020
	January 21, 2021	$0.08	$12	February 15, 2021	March 2, 2021
	April 22, 2021	$0.08	$12	May 14, 2021	June 2, 2021
15. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		May 31, 2022	August 31, 2021
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$10	$36
Prepaid expenses and other current assets:
Short-term investments	Level 1		17	18
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	8	9
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	18	20
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 9)	Level 2	(3)	9	9
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	$25	$6
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	56	9
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 9)	Level 2	(3)	—	3
Extended interest rate swap not designated as a hedging instrument (Note 9)	Level 2	(4)	—	10
Other liabilities:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 9)	Level 2	(3)	—	7

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
Assets Held for Sale
The following table presents the assets held for sale (in millions):

	May 31, 2022	August 31, 2021
	Carrying Amount	Carrying Amount
Assets held for sale(1)	$—	$61

(1)During the nine months ended May 31, 2022, the Company sold assets held for sale with a carrying value of $61 million.
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

Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			May 31, 2022		August 31, 2021
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
4.700% Senior Notes	Level 2	(1)	$—	$—	$499	$521
4.900% Senior Notes	Level 3	(2)	$300	$305	$300	$322
3.950% Senior Notes	Level 2	(1)	$497	$492	$496	$555
3.600% Senior Notes	Level 2	(1)	$496	$459	$495	$541
3.000% Senior Notes	Level 2	(1)	$592	$522	$591	$618
1.700% Senior Notes	Level 2	(1)	$496	$455	$496	$504
4.250% Senior Notes	Level 2	(1)	$493	$497	$—	$—

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Ireland, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 82.6% and 83.7%, of net revenue from our international operations for the three months and nine months ended May 31, 2022, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of May 31, 2022 contained herein.
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
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Net revenue	$8,328	$7,215	$24,448	$21,876
Gross profit	$619	$568	$1,903	$1,772
Operating income	$321	$240	$984	$790
Net income attributable to Jabil Inc.	$218	$169	$681	$521
Earnings per share—basic	$1.55	$1.14	$4.77	$3.49
Earnings per share—diluted	$1.52	$1.12	$4.67	$3.41
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2022	February 28, 2022	May 31, 2021
Sales cycle(1)	37 days	35 days	25 days
Inventory turns (annualized)(2)	4 turns	4 turns	5 turns
Days in accounts receivable(3)	35 days	38 days	40 days
Days in inventory(4)	85 days	86 days	68 days
Days in accounts payable(5)	83 days	89 days	84 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2022, the decrease in days in accounts receivable from the prior sequential quarter and the three months ended May 31, 2021, was primarily due to timing of collections.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2022, the increase in days in inventory from the three months ended May 31, 2021 was primarily due to higher raw material balances due to supply chain constraints.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2022, the decrease in days in accounts payable from the prior sequential quarter was primarily due to timing of purchases and cash payments during the quarter.
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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Net revenue	$8,328	$7,215	15.4%	$24,448	$21,876	11.8%

Net revenue increased during the three months ended May 31, 2022, compared to the three months ended May 31, 2021. Specifically, the EMS segment net revenue increased 23% due to: (i) a 10% increase in revenues from existing customers within our 5G, wireless and cloud business, (ii) a 5% increase in revenues from existing customers within our networking and storage business, (iii) a 4% increase in revenues from existing customers within our digital print and retail business, and (iv) a 4% increase in revenues from existing customers within our industrial and capital equipment business. The DMS segment net revenue increased 7% due to: (i) a 5% increase in revenues from existing customers within our automotive and transportation business, and (ii) a 2% increase in revenues from existing customers within our healthcare and packaging business.
Net revenue increased during the nine months ended May 31, 2022, compared to the nine months ended May 31, 2021. Specifically, the EMS segment net revenue increased 16% due to: (i) a 8% increase in revenues from existing customers within our 5G, wireless and cloud business, (ii) a 4% increase in revenues from existing customers within our industrial and capital equipment business, and (iii) a 4% increase in revenues from existing customers within our digital print and retail business. The DMS segment net revenue increased 8% due to: (i) a 5% increase in revenues from existing customers within our automotive and transportation business, and (ii) a 3% increase in revenues from existing customers within our healthcare and packaging business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
EMS	54%	50%	50%	48%
DMS	46%	50%	50%	52%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Foreign source revenue	82.6%	82.7%	83.7%	83.6%
Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Gross profit	$619	$568	$1,903	$1,772
Percent of net revenue	7.4%	7.9%	7.8%	8.1%
Gross profit as a percentage of net revenue decreased for the three months and nine months ended May 31, 2022, compared to the three months and nine months ended May 31, 2021, primarily due to product mix.
Selling, General and Administrative

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Selling, general and administrative	$282	$305	$(23)	$870	$914	$(44)
Selling, general and administrative expenses decreased during the three months ended May 31, 2022, compared to the three months ended May 31, 2021. The decrease is primarily due to lower salary and salary related expenses.
Selling, general and administrative expenses decreased during the nine months ended May 31, 2022, compared to the nine months ended May 31, 2021. The decrease is primarily due to: (i) a $30 million decrease due to lower salary and salary related expenses, (ii) a $9 million decrease in stock-based compensation expense due to certain one-time awards granted during the second quarter of fiscal year 2021 and higher anticipated achievement levels during the nine months ended May 31, 2021 for certain performance-based stock awards, and (iii) a $4 million decrease in acquisition and integration charges related to our strategic collaboration with a healthcare company.
Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Research and development	$8	$10	$25	$27
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and nine months ended May 31, 2022, compared to the three months and nine months ended May 31, 2021.
Amortization of Intangibles

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Amortization of intangibles	$8	$12	$(4)	$24	$35	$(11)
Amortization of intangibles decreased during the three months and nine months ended May 31, 2022, compared to the three months and nine months ended May 31, 2021, primarily driven by reduced amortization related to the Nypro trade name.

Restructuring, Severance and Related Charges

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Restructuring, severance and related charges	$—	$1	$(1)	$—	$6	$(6)

Restructuring, severance and related charges decreased during the three months and nine months ended May 31, 2022, compared to the three months and nine months ended May 31, 2021 as the 2020 Restructuring Plan was complete as of August 31, 2021.
Loss on Debt Extinguishment

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Loss on debt extinguishment	$4	$—	$4	$4	$—	$4
Loss on debt extinguishment is due to the “make-whole” premium incurred during the three months ended May 31, 2022, for the redemption of the 4.700% Senior Notes due 2022.
Gain on Securities

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Gain on securities	$—	$2	$(2)	$—	$2	$(2)
Gain on securities is due to cash proceeds received in connection with the sale of an investment during the three months ended May 31, 2021.
Other Expense (Income)

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Other expense (income)	$1	$(4)	$5	$(2)	$(7)	$5
The change in other expense (income) during the three months ended May 31, 2022, compared to the three months ended May 31, 2021, is primarily due to an increase in fees associated with higher utilization of the trade accounts receivable sales programs.
The change in other expense (income) during the nine months ended May 31, 2022, compared to the nine months ended May 31, 2021, is primarily due to: (i) $6 million arising from an increase in other expense and (ii) $3 million related to an increase in fees associated with higher utilization of the trade accounts receivable sales programs. The change is partially offset by $4 million related to lower net periodic benefit costs.
Interest Income

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Interest income	$1	$1	$—	$2	$5	$(3)
Interest income remained relatively consistent during the three months and nine months May 31, 2022, compared to the three months and nine months ended May 31, 2021.
Interest Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Interest expense	$39	$34	$5	$105	$97	$8
Interest expense increased during the three months and nine months ended May 31, 2022, compared to the three months and nine months ended May 31, 2021, primarily due to higher interest rates and higher borrowings on our credit facilities and commercial paper program. Additionally, the increase is due to higher borrowings on our senior notes.

Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2022	May 31, 2021	Change	May 31, 2022	May 31, 2021	Change
Effective income tax rate	21.8%	20.3%	1.5%	22.5%	26.0%	(3.5)%
The effective income tax rate differed for the three months and nine months ended May 31, 2022, compared to the three months and nine months ended May 31, 2021, primarily due to: (i) decreased losses in tax jurisdictions with existing valuation allowances for the three months and nine months ended May 31, 2022 and (ii) a $17 million income tax expense during the three months ended May 31, 2022 for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions.
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
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, loss on debt extinguishment, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Nine months ended
(in millions, except for per share data)	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Operating income (U.S. GAAP)	$321	$240	$984	$790
Amortization of intangibles	8	12	24	35
Stock-based compensation expense and related charges	16	19	67	76
Restructuring, severance and related charges	—	1	—	6
Net periodic benefit cost(1)	7	5	21	17
Business interruption and impairment charges, net	—	—	—	(1)
Acquisition and integration charges(2)	—	—	—	4
Adjustments to operating income	31	37	112	137
Core operating income (Non-GAAP)	$352	$277	$1,096	$927
Net income attributable to Jabil Inc. (U.S. GAAP)	$218	$169	$681	$521
Adjustments to operating income	31	37	112	137
Loss on debt extinguishment(3)	4	—	4	—
Gain on securities	—	(2)	—	(2)
Net periodic benefit cost(1)	(7)	(5)	(21)	(17)
Adjustments for taxes	—	(1)	—	(2)
Core earnings (Non-GAAP)	$246	$198	$776	$637
Diluted earnings per share (U.S. GAAP)	$1.52	$1.12	$4.67	$3.41
Diluted core earnings per share (Non-GAAP)	$1.72	$1.30	$5.32	$4.17
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	143.3	152.0	145.8	152.8

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
(2)Charges related to our strategic collaboration with Johnson & Johnson Medical Devices Companies (“JJMD”).
(3)Charges related to the redemption of our 4.700% Senior Notes due 2022.
Adjusted Free Cash Flow

	Nine months ended
(in millions)	May 31, 2022	May 31, 2021
Net cash provided by operating activities (U.S. GAAP)	$745	$671
Acquisition of property, plant and equipment	(1,068)	(878)
Proceeds and advances from sale of property, plant and equipment	470	287
Adjusted free cash flow (Non-GAAP)	$147	$80
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
Cash and Cash Equivalents

As of May 31, 2022, we had approximately $1.1 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of May 31, 2022 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.700% Senior Notes(1)	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes(1)	Borrowings under revolving credit facilities(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2021	$499	$300	$496	$495	$591	$496	$—	$—	$1	$2,878
Borrowings	—	—	—	—	—	—	498	2,123	—	2,621
Payments	(500)	—	—	—	—	—	—	(2,123)	—	(2,623)
Other	1	—	1	1	1	—	(5)	—	—	(1)
Balance as of May 31, 2022	$—	$300	$497	$496	$592	$496	$493	$—	$1	$2,875
Maturity Date	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Jan 22, 2024 and Jan 22, 2026	Jul 31, 2026
Original Facility/ Maximum Capacity	$500 million	$300 million	$500 million	$500 million	$600 million	$500 million	$500 million	$3.8 billion(2)	$2 million

(1)On May 4, 2022, we issued $500 million of registered 4.250% Senior Notes due 2027 (the “Green Bonds” or the “4.250% Senior Notes”). On May 31, 2022, the net proceeds from the offering were used to redeem our 4.700% Senior Notes due in 2022 and pay the applicable “make-whole” premium and accrued interest. In addition, we intend to allocate an amount equal to the net proceeds from this offering to finance or refinance eligible expenditures under our new green financing framework.
(2)As of May 31, 2022, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on April 28, 2021 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program, which was increased from $1.8 billion on February 18, 2022. Borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statement of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2022 and August 31, 2021, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the asset-backed securitization programs recognized during the three months and nine months ended May 31, 2022 and 2021 were not material. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2022.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. During the three months and nine months ended May 31, 2022, we sold $1.0 billion and $3.0 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.0 billion and $3.0 billion, respectively. As of May 31, 2022, we had no available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of May 31, 2022 and August 31, 2021, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 6 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
As of May 31, 2022, we may elect to sell receivables and the unaffiliated financial institution may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.

During the three months and nine months ended May 31, 2022, we sold $2.6 billion and $6.5 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $2.6 billion and $6.5 billion, respectively. As of May 31, 2022, we had up to $905 million in available liquidity under our trade accounts receivable sale programs.
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
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Nine months ended
	May 31, 2022	May 31, 2021
Net cash provided by operating activities	$745	$671
Net cash used in investing activities	(616)	(644)
Net cash used in financing activities	(639)	(177)
Effect of exchange rate changes on cash and cash equivalents	13	(3)
Net decrease in cash and cash equivalents	$(497)	$(153)
Operating Activities
Net cash provided by operating activities during the nine months ended May 31, 2022, was primarily due to net income and non-cash expenses and an increase in accounts payable, accrued expenses and other liabilities; partially offset by: an increase in inventories, contract assets, prepaid expenses and other current assets and accounts receivable. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in inventories is primarily due to higher raw material balances due to supply chain constraints. The increase in contract assets is primarily due to timing of revenue recognition for over time customers. The increase in prepaid expenses and other current assets is primarily due to the timing of payments. The increase in accounts receivable is primarily driven by higher sales and the timing of collections.
Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2022 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2022 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) the purchase of treasury stock under employee stock plans, and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
Contractual Obligations
As of the date of this report, other than the borrowings on the 4.250% Senior Notes, (see Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements) and the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2021 to our contractual obligations and commitments and the related cash requirements.
Dividends and Share Repurchases
We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2022 Share Repurchase Program”). As of May 31, 2022, 8.6 million shares had been repurchased for $517 million and $483 million remains available under the 2022 Share Repurchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2022. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended May 31, 2022, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
March 1, 2022 - March 31, 2022	1,299,001	$56.25	1,299,001	$613
April 1, 2022 - April 30, 2022	1,233,818	$58.06	1,230,875	$542
May 1, 2022 - May 31, 2022	1,023,422	$57.60	1,022,599	$483
Total	3,556,241	$57.27	3,552,475

(1)The purchases include amounts that are attributable to 3,766 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In July 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 23, 2021 (the “2022 Share Repurchase Program”).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

1.1	Underwriting Agreement, dated as of April 20, 2022, among the Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	5/4/2022

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	5/31/2017

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.8).	8-K	4.1	5/4/2022

4.4	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.5	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.6	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.7	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.8	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

10.1†*	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Global Executive).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 31, 2022 and August 31, 2021, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended May 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: July 1, 2022	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: July 1, 2022	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer