Form 10-K
period 2022-08-31
JABIL INC
filed 2022-10-25
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2022 was approximately $7.2 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 17, 2022, was 134,638,571. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on January 26, 2023 into Part III hereof, to the extent indicated herein.

JABIL INC. AND SUBSIDIARIES
2022 FORM 10-K ANNUAL REPORT

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
We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We conduct our operations in facilities that are located worldwide, including but not limited to China, Ireland, Malaysia, Mexico, Singapore, and the United States. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities. For the fiscal year ended August 31, 2022, we had net revenues of $33.5 billion and net income attributable to Jabil Inc. of $996 million.
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
In fiscal year 2022, our five largest customers accounted for approximately 44% of our net revenue and 79 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customer that accounted for a significant concentration of our net revenue during the periods indicated:

	Fiscal Year Ended August 31,
	2022	2021	2020
Apple, Inc.	19%	22%	20%
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
Human Capital Management
As of August 31, 2022, our workforce includes diverse, talented and dedicated employees across approximately 100 locations in more than 30 countries who differentiate us from our competitors. To maintain our edge, we continually invest in our employees, so that they can take care of our customers, shareholders and communities. Following is a summary of employees by location (in thousands):

Region	Number of Employees
Asia	182
Americas	51
Europe	17
Total(1)	250

(1)Total headcount includes permanent, temporary and contingent workers.
None of our U.S. employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have not experienced a significant work stoppage or strike and promote positive employee relations.
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
COVID-19 Response

As a global employer, we have a responsibility to our employees, customers, suppliers and the communities in which we operate to take decisive action to protect against COVID-19 in our facilities. From the outset of the COVID-19 pandemic, we established prevention protocols, which allowed our sites to operate safely with minimal disruption. Quarantine and contact tracing protocols have been established for suspected and/or confirmed cases, and a robust follow-up process has been implemented to ensure the well-being of our employees.
Human Rights
We promote respect for fundamental human rights as an essential element of responsible corporate citizenship. We are a founding member of the Responsible Business Alliance (RBA), which is one of the world’s largest industry coalitions for corporate social responsibility in global supply chains. The RBA sets (1) standards regarding excessive working hours and unfair wages, (2) controls to prohibit child labor and human trafficking, and (3) avenues for employees to raise and address workplace health and safety concerns. We have aligned our work programs, processes and procedures to the RBA Code of Conduct to ensure working conditions are safe, employees are treated with respect and dignity and manufacturing process and practices are environmentally responsible.
Diversity, Equity and Inclusion
At Jabil, our workforce is diverse at its core, and our employees thrive in an entrepreneurial culture where they can do their best work. Diverse backgrounds, experiences and opinions are welcome. We work together in a way that enables our employees to be their true selves, challenges them and encourages them, while allowing them to make a difference at work and in the world.
We act in accordance with our Code of Conduct to create an environment free from discrimination or harassment globally and respect the human rights of our employees. Moreover, we strive to achieve an inclusive and equitable workplace where opportunities for success are created and available for all employees. To achieve this, we provide training to our leaders on unconscious bias, and in fiscal year 2022, we deployed additional diversity, equity and inclusion (DEI) learning with input from our DEI Council, which includes management and nonmanagement members.
Jabil is committed to being a place where everyone is psychologically and physically safe to be authentically themselves. With our enterprise-wide priorities of mitigating bias, inclusive leadership and diverse talent development, we are committed to creating a culture of belonging.
In fiscal year 2022, we launched multiple new initiatives to support a more diverse, equitable and inclusive workplace for all. We launched a Transgender Inclusive Workplace campaign, which included transgender guidelines; a sample plan for employees, their managers and human resources; a self-paced learning on LGBTQ+; and content regarding gender pronoun usage internally.
We are proud of being a top scorer for Disability:IN's Disability Equality Index in 2022, the second year in a row. Sites around the world have increased their disability inclusion efforts, including teams who have provided sign language courses for employees, conducted assessments on their facilities for accessibility and partnered with nonprofits in their communities to recruit people with disabilities.
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
•All full-time U.S. employees are eligible for health insurance, paid and unpaid leaves, a retirement plan and life and disability/accident coverage. Benefits outside the U.S. are provided based upon country-specific practices and are intended to support the health and well-being of our employees and their families.
•Supporting the mental health and emotional well-being of our employees and their families is a high priority at Jabil, and we have implemented several programs and benefits over the past several years to help de-stigmatize mental health issues and assist employees in finding and leveraging appropriate resources. These include a global employee assistance program (EAP), on-site behavioral health resources in some locations and education for our leaders on ways to recognize and respond to signs of mental health and substance abuse issues. By focusing on training leaders in mental health awareness, we are creating the right environment for mental health issues to be recognized and addressed. Additionally, our Health and Wellbeing programs help to strengthen mental health resilience.

•The majority of our employees around the world are eligible to participate in our Employee Stock Purchase plan, allowing them to become owners of Jabil stock at a discount.
Career Growth and Development
At Jabil, we have historically invested in the professional and personal growth and development of our employees at all levels of the organization to ensure continuous learning and skills enrichment. In addition, we undertake talent reviews to assess bench strength and succession planning. During these reviews, we also spotlight high potential talent, retention rates and the diversity composition of our leaders. In fiscal year 2022, there were more than 37,000 internal promotions at various levels in Jabil, a testament to our ability to grow and develop our own talent.
Employee Engagement
In May 2021, we conducted a global Voice of the Employee Survey, utilizing a third party to administer it. Action plans have been developed and are in the process of being executed at all sites. In 2022, we conducted Voice of the Employee Pulse Surveys to measure the impact of these action plans and develop new plans accordingly to promote continued excellence in employee engagement at Jabil.
Cultural Initiatives
Our commitment to our employees’ safety and wellbeing goes beyond physical health to include social, emotional and mental health. In October 2021, we announced that all global full-time employees receive (2) wellness and (1) community service paid time off (PTO) days each year. To date, more than 82,000 employees have utilized their wellness days, and 7,000 employees have completed a paid day of community service.
We have also made a commitment to serve our communities, and in September 2021 we pledged to complete one million volunteer hours in 2022. As of August 31, 2022, Jabil employees and sites have volunteered approximately 500,000 hours in their local communities to help make a difference in the areas of education, empowerment and the environment.
In June 2022, Jabil’s multi-year partnership with the Special Olympics USA Games culminated in more than 200 employees volunteering their time throughout the week of the games. These efforts, combined with the efforts of Jabil experts (in areas of IT, procurement, logistics and sustainability) who worked behind the scenes with the Special Olympics over a two year period, helped to make the USA Games a success.
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
Steven D. Borges (age 54) was named Executive Vice President, Chief Executive Officer, Diversified Manufacturing Services in June 2022. He previously served as Executive Vice President, Chief Executive Officer, Regulated Industries, from September 2020, with additional responsibility for additive Manufacturing and as Executive Vice President, Chief Executive Officer, Healthcare from September 2016 through August 2020. Mr. Borges joined Jabil in 1993. He holds a bachelor’s degree in Business Administration and Management from Fitchburg State University.
Gerald “JJ” Creadon (age 48) was named Executive Vice President, Operations, in March 2022. Prior to this role, he served as Senior Vice President, Global Operations since March 2019. Mr. Creadon first joined Jabil in 1995 and has held roles of increasing leadership, including Vice President, Global Business Operations. He holds a bachelor’s degree in business administration from the University of Phoenix and an MBA from the University of Florida’s Warrington School of Business.
Michael Dastoor (age 57) was named Executive Vice President, Chief Financial Officer in September 2018. He previously served as Senior Vice President, Controller from July 2010. Mr. Dastoor joined Jabil in 2000. He holds a degree in Finance and Accounting from the University of Bombay and is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.
Roberto Ferri (age 57) was named Senior Vice President, Chief Sales and Marketing Officer in 2020 and previously served as Senior Vice President, Sales from July 2015. Mr. Ferri joined Jabil in 2001 as Vice President, Sales. He holds a degree in economics and marketing from SDA Bocconi, Italy.
Robert L. Katz (age 60) was named Executive Vice President, General Counsel and Corporate Secretary in September 2016 upon joining Jabil. He transitioned the Corporate Secretary role to a member of his staff in April 2017. In April 2019 he was named Chief Ethics & Compliance Officer. Mr. Katz earned a Bachelor of Laws (LL.B.) and a Bachelor of Civil Law (B.C.L.) from McGill University.
Frederic McCoy (age 54) was named Executive Vice President & Chief Executive Officer, Electronics Manufacturing Services, in December 2021. He previously he served as Senior Vice President, Global Business Units from October 2017. Mr. McCoy joined Jabil in 2001. He holds a Master of Arts in International Affairs and Economics from the School of Advanced International Studies (SAIS) at Johns Hopkins University and a Bachelor of Science in Foreign Service from Georgetown University.
Frank McKay (age 52) was named Senior Vice President, Chief Procurement Officer, in January 2019. Prior to his current role, he served as Vice President, Procurement & Purchasing Services from October 2014 and held a variety of management positions in Europe, Asia and the US since joining Jabil in 1997. Mr. McKay holds a bachelor’s from University of Strathclyde.
LaShawne Meriwether (age 48) was named Senior Vice President, Chief Human Resources Officer in June 2022. She previously served as Vice President and management roles since joining Jabil in May 2019. Prior to joining Jabil she served as Director, Human Resources and Global Compensation and Benefits at Exterran, an oil and gas company, since 2011. Ms. Meriwether holds a bachelor’s degree in science from Wright State University.
Mark Mondello (age 58) was named Chief Executive Officer and a member of the Board of Directors since March 2013. In addition, Mr. Mondello has been appointed Chairman of the Board effective November 1, 2021. Mr. Mondello joined Jabil in 1992. He holds a B.S. in Mechanical Engineering from the University of South Florida.
Daryn Smith (age 52) was named Senior Vice President, Enterprise & Commercial Controller in June 2018 and assumed leadership of Corporate Development and M&A in September 2020. He served as Chief Financial Officer of EMS from June 2013 through June 2018. Mr. Smith joined Jabil in 2002. He holds a Bachelor's degree in Accounting from the University of South Florida and an MBA from the University of Florida.
Kenneth S. Wilson (age 57) was named Executive Vice President and Chief Executive Officer of Jabil Green Point in September 2017. Prior to that, he was Senior Vice President of the Telecommunications Infrastructure Sector within Jabil's Enterprise & Infrastructure group. He first joined Jabil in 2000. Mr. Wilson has a bachelor’s degree in Manufacturing Engineering and an MBA from Edinburgh Business School.
May Yap (age 52) was named Senior Vice President, Chief Information Officer in September 2020. She joined Jabil in 2014 as Vice President and CIO of Jabil Green Point. Ms. Yap holds an MBA and a master’s degree in Computer Science from University of Hull and a doctorate in business administration and management from New York University.

Additional Information
Our principal executive offices are located at 10800 Roosevelt Boulevard North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The “Investors” section of our website contains a significant amount of information about our Company, including financial and other information for investors. The information that we post on the “Investors” section of our website could be deemed to be material information. We encourage investors, the media and others interested in Jabil to visit our website. Information on our website, however, is not a part of this report.

Item 1A. Risk Factors
Business and Operational Risks
Our ability to schedule production, manage capital expenditures and maximize the efficiency of our manufacturing capacity is highly dependent on the actions of our customers, who generally do not commit to long-term production schedules, and may cancel orders, change production quantities, delay production or change sourcing strategy.
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
Many factors outside of our control impact our customers and their ordering behavior, including global pandemics, recession in end markets, changing technology and industry standards, commercial acceptance for products and shifting market demand, product obsolescence, and loss of business. Customers have canceled their orders, changed production quantities or designs, delayed production, changed their sourcing strategy and terminated their relationships with us. We cannot assure you that present or future customers will not terminate their service arrangements with us or significantly change, reduce, cancel or delay the amount of services ordered. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This may result in write downs of inventories, reduction in the number of products that we sell, delays in payment for inventory that we purchased, and reductions in the use of our manufacturing facilities. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations. In the past, we have also been required to increase staffing and other expenses in order to meet anticipated demand. On occasion, customers have required rapid increases in production for one or more of their products or requested that we relocate our manufacturing operations or transfer manufacturing from one facility to another, which stresses our resources and may reduce operating margins.
Our business at times experiences periods of rapid growth which can place considerable demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during transition periods; efficiently and effectively dedicate resources to existing customers as well as new projects; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; procure materials and components; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to hire, train, motivate and manage our employees. Our failure to effectively manage growth, as well as our failure to realize the anticipated benefits of the actions we take to try to manage our growth, could have a material adverse effect on our results of operations.
In addition, we sometimes experience difficulty forecasting the timing of our receipt of payment from customers. The necessary process to begin manufacturing can be lengthy. Because we may make capital expenditures during this ramping-up process and do not receive payment until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping-up process may have a significant adverse effect on our cash flows and our results of operations. Servicing our largest customers may also require us to increase our capital expenditures.
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
COVID-19 continues to spread across the globe and is impacting worldwide economic activity, including our global manufacturing production sites. Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, have and are impacting our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, causing certain facility or intermittent business closures, and interrupting the movement or increasing the cost of moving components and products through our supply chain. If additional factory closures are required or reductions in capacity utilization levels occur, we expect to incur additional direct costs and lost revenue.

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
We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of customers for a significant percentage of our net revenue and upon their continued existence, growth, viability and financial stability. See “Business – The Company.” In some instances, particular manufacturing services we provide for a customer represent a significant portion of the overall revenue we receive from that customer. As a result of this concentration, a reduction in business from one or more of our largest customers could have a material adverse effect on our results of operations. In addition, if one or more of our significant customers were to become insolvent or otherwise become unable to pay us on a timely basis, or at all, our operating results and financial condition could be adversely affected.
Efficient component and material purchasing is critical to our manufacturing processes and contractual arrangements. A shortage of components or an increase in price could interrupt our operations and reduce our profit, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.
Strategic and efficient component and materials purchasing is an aspect of our strategy. Inflation rates have increased and may continue to rise. Our suppliers have raised their prices and may continue to raise prices. When prices rise, they impact our margins and results of operations if we are not able to pass the increases through to our customers or otherwise offset them. Most of our significant long-term customer contracts permit quarterly or other periodic prospective adjustments to pricing based on decreases and increases in component prices and other factors; however, we could bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. There can be no assurance that we will continue to be able to purchase the components and materials needed to manufacture customer products at favorable prices. Accordingly, certain component price increases could adversely affect our gross profit margins and results of operations.
Some of the products we manufacture require one or more components that are only available from a single source. Some of these components are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold if we have to pay higher prices for components in limited supply, or cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, natural disasters and global events that have caused material and component shortages and shortages from the COVID-19 pandemic are ongoing. In fiscal year 2022, our supply chain was impacted by component shortages, most notably in the semiconductor industry. Our production of a customer’s product has and could again be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our results of operations.
If a component shortage is threatened or anticipated, we may purchase such components early to avoid a delay or interruption in our operations. Purchasing components early may cause us to incur additional inventory carrying costs and may cause us to experience inventory obsolescence, both of which may not be recoverable from our customers and could adversely affect our gross profit margins and results of operations. A component shortage will require us to look to second tier vendors or to procure components through brokers. These components may be of lesser quality than those we have historically purchased and could cause us to incur costs to bring such components up to our quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement.”
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
Introducing new business models or programs requiring implementation of new competencies, such as new process technologies and our development of new products or services, could affect our operations and financial results.
The introduction of new business models or programs requiring implementation or development of new competencies, such as new process technology within our operations and our independent development of new products or services, presents challenges in addition to opportunities. The success of new business models or programs depends on a number of factors including, but not limited to, a sufficient understanding of the new business or markets, timely and successful product development (by us and/or our customer), market acceptance, our ability to manage the risks associated with new business models or programs and new product production ramp-up, the effective management of purchase commitments and inventory levels in line with anticipated product demand, our development or acquisition of appropriate intellectual property, the availability of supplies in adequate quantities and at appropriate costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate result of new business models or programs.
As a result, we must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our assumptions will accurately reflect customer demand. After the development of a new business model, program, product or service, we typically must be able to manufacture appropriate volumes quickly and at low cost. To accomplish this, we endeavor to accurately forecast volumes, mixes of products and configurations; however, we do not always succeed at doing so.
We compete with numerous other diversified manufacturing service providers, electronic manufacturing services, design providers and others.
Our business is highly competitive and our manufacturing processes are generally not subject to significant proprietary protection. We compete against numerous domestic and foreign electronic manufacturers, manufacturing service providers, design providers and others. The significant purchasing power and market power of these competitors, many of which are large companies, could increase pricing and competitive pressures for us. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources. These competitors may:
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
•geopolitical unrest, including the invasion of Ukraine, the possibility of military activity in countries near or adjacent to Ukraine, and the sanctions and other actions taken by the European Union, the United States, and other governments around the world in response;
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
Energy price increases or shortages may negatively impact our results of operations.
Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our facilities and transportation activities. An increase in energy prices, which have been volatile historically, or energy shortages or restrictions could cause disruption in our operations and/or increase in our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
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
We face risks arising from the restructuring of our operations.
In recent years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. The process of restructuring entails, among other activities, moving production between facilities, transferring programs from higher cost geographies to lower cost geographies, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.
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
We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We attempt to monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches, phishing, cyberattacks and computer viruses. We regularly face attempts by others to access our information systems in an unauthorized manner, to introduce malicious software to such systems or both. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results. In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and elsewhere. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.
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
Beyond the FDA, our medical device business is also subject to applicable state and foreign regulatory requirements. Within the European Union (“EU”), we are required to fulfill certain internationally recognized standards and must undergo periodic inspections to obtain and maintain certifications to these standards. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the National Medical Products Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufactures or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other foreign countries where we operate have similar laws regarding the regulation of medical device manufacturing. In the event of any noncompliance with these requirements, interruption of our operations and/or ability to allow commerce in these markets could occur, which in turn could cause our reputation and business to suffer.
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
In addition, there is an increasing governmental focus around the world on global warming and environmental impact issues, which has resulted in new environmental, health and safety regulations that may affect us, our suppliers and our customers. This could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.
We have limited insurance coverage for potential environmental liabilities associated with current operations and we do not anticipate increasing such coverage in the future.
Our operations result in exposure to intellectual property claims.
Our operations expose us to intellectual property rights claims from third parties, some of whom may hold key intellectual property rights in areas in which we operate. Intellectual property clearance or licensing efforts or activities, if any, may be inadequate to anticipate and avoid intellectual property claims. Our customers or suppliers, or their customers or suppliers, could also become subject to intellectual property claims.
Even though many, but not all, of our contracts require others to indemnify Jabil for intellectual property claims relating to their products, designs or technology, any such party may not, or may not have the resources to, assume responsibility for such claims. We may be responsible for claims that our services, designs, technologies, products, or components, equipment or processes we supply or use, infringe, misappropriate or otherwise violate third party intellectual property rights. Providing turnkey design solutions, designs, technologies, products and other services may expose us to different or greater potential liabilities than those we face providing traditional manufacturing services. These liabilities may include an increase in exposure to claims that products we design or supply, or processes, materials or components we use, infringe, misappropriate or otherwise violate third-party intellectual property rights. Customers for our products and services in which we provide significant design or technology contributions sometimes require that we indemnify them against risk of intellectual property claims.
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
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by changes in the mix of earnings between jurisdictions, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates or countries adopting more aggressive interpretations of tax laws, or other legislative changes.
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
Certain of our subsidiaries provide financing, products and services to, and undertake certain significant transactions with, other subsidiaries in different jurisdictions. Several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing methodology or documentation acceptable.
The Organization for Economic Cooperation and Development (OECD), along with the G20, issued an inclusive framework in October 2021 on Base Erosion and Profit Shifting which may result in legislative changes that could reshape international tax rules, including the introduction of a global minimum tax. Our effective tax rate could be adversely impacted if these provisions are adopted. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impacts of any such changes on our tax obligations are uncertain.
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
We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined has and may continue to have a material adverse effect on our financial position, results of operations and cash flows. If certain economic or fiscal issues occur, interest rates could rise, which would increase our interest costs and reduce our net income. Also, increased interest rates could make any future fixed interest rate debt obligations more expensive.
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
The table below lists the approximate square footage for our facilities as of August 31, 2022 (in millions):

Location	Approximate Square Footage
Asia	33
Americas	13
Europe	4
Total(1)(2)	50

(1)Approximately 4% of our total square footage is not currently used in business operations.
(2)Consists of 15 million square feet in facilities that we own with the remaining 35 million square feet in leased facilities.
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
On October 17, 2022, the closing sales price for our common stock as reported on the New York Stock Exchange was $60.75. As of October 17, 2022, there were 1,162 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Stock Performance Graph
The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2022, with the cumulative stockholder return of the (1) S&P MidCap 400 Index and (2) peer group which includes Celestica Inc., Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

August 31	2017	2018	2019	2020	2021	2022
Jabil Inc.	$100	$95	$94	$113	$205	$201
S&P MidCap 400 Index – Total Returns	$100	$120	$112	$117	$169	$152
Peer Group	$100	$73	$56	$65	$102	$98
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)(3)
June 1, 2022 - June 30, 2022	1,819,451	$57.39	1,817,573	$378
July 1, 2022 - July 31, 2022	930,339	$52.12	922,590	$330
August 1, 2022 - August 31, 2022	1,091,549	$61.59	1,091,549	$263
Total	3,841,339	$57.31	3,831,712

(1)The purchases include amounts that are attributable to 9,627 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)In July 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 23, 2021 (the “2022 Share Repurchase Program”).
(3)In September 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on September 27, 2022 (the “2023 Share Repurchase Program”).
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
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Fiscal Year Ended August 31,
	2022	2021	2020
Net revenue	$33,478	$29,285	$27,266
Gross profit	$2,632	$2,359	$1,931
Operating income	$1,393	$1,055	$500
Net income attributable to Jabil Inc.	$996	$696	$54
Earnings per share – basic	$7.06	$4.69	$0.36
Earnings per share – diluted	$6.90	$4.58	$0.35
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2022	May 31, 2022	August 31, 2021
Sales cycle(1)	32 days	37 days	19 days
Inventory turns (annualized)(2)	5 turns	4 turns	5 turns
Days in accounts receivable(3)	40 days	35 days	38 days
Days in inventory(4)	79 days	85 days	71 days
Days in accounts payable(5)	87 days	83 days	90 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended August 31, 2022, the increase in days in accounts receivable from the three months ended May 31, 2022 and August 31, 2021 was primarily due to an increase in accounts receivable, primarily driven by higher sales and the timing of collections.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2022, the increase in days in inventory from the three months ended August 31, 2021 was primarily due to higher raw material balances due to supply-chain constraints and to support expected sales levels in the first quarter of fiscal year 2023. During the three months ended August 31, 2022, the decrease in days in inventory from the prior sequential quarter was primarily driven by increased sales activity during the quarter.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2022, the decrease in days in accounts payable from the three months ended August 31, 2021 was primarily due to timing of purchases and cash payments during the quarter. During the three months ended August 31, 2022, the increase in days in accounts payable from the three months ended May 31, 2022 was primarily due to an increase in materials purchases and timing of payments.
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
Long-Lived Assets
We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The fair value of acquired amortizable intangible assets impacts the amounts recorded as goodwill. We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
We completed our annual impairment analysis for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2022. The qualitative assessment was used for all reporting units and we determined that it is more likely than not that the fair values of our reporting units and the indefinite-lived intangible assets are in excess of the carrying values and that no impairment existed as of the date of the impairment analysis.

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
Recent Accounting Pronouncements
See Note 19 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for the results of operations discussion for the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020.
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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net revenue	$33,478	$29,285	$27,266	14.3%	7.4%
2022 vs. 2021
Net revenue increased during the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021. Specifically, the EMS segment net revenue increased 20% due to: (i) a 9% increase in revenues from existing customers within our 5G, wireless and cloud business, (ii) a 5% increase in revenues from existing customers within our digital print and retail business, (iii) a 4% increase in revenues from existing customers within our industrial and capital equipment business and (iv) a 2% increase in revenues from existing customer within our networking and storage business. The DMS segment net revenue increased 9% due to: (i) a 6% increase in revenues from existing customers within our automotive and transportation business, (ii) a 3% increase in revenues from existing customers within our healthcare and packaging businesses and (iii) a 2% increase in revenues from existing customers within our connected devices business. The increase was partially offset by a 2% decrease in revenues from existing customers within our mobility business.
During fiscal year 2023, we expect an additional $500 million in components that we procure and integrate for our cloud business will shift from a purchase and resale model to a customer-controlled consignment service model. As a result of this continued transition, revenue associated with these components are shown on a net basis and as a result, we expect higher gross margins and lower cash used in this business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2022	2021	2020
EMS	50%	47%	52%
DMS	50%	53%	48%
Total	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2022	2021	2020
Foreign source revenue	83.9%	83.6%	82.6%
Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2022	2021	2020
Gross profit	$2,632	$2,359	$1,931
Percent of net revenue	7.9%	8.1%	7.1%
2022 vs. 2021
Gross profit as a percentage of net revenue decreased for the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021, primarily due to product mix.
Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Selling, general and administrative	$1,154	$1,213	$1,175	$(59)	$38
2022 vs. 2021
Selling, general and administrative expenses decreased during the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021. The decrease is primarily due to (i) a $39 million decrease due to lower salary and salary related expenses and (ii) a $21 million decrease in stock-based compensation expense due to higher anticipated achievement levels for certain performance-based stock awards during the fiscal year ended August 31, 2021 and certain one-time awards granted during the second quarter of fiscal year 2021.
Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2022	2021	2020
Research and development	$33	$34	$43
Percent of net revenue	0.1%	0.1%	0.2%
2022 vs. 2021
Research and development expenses remained consistent as a percent of net revenue during the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021.
Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Amortization of intangibles	$34	$47	$56	$(13)	$(9)
2022 vs. 2021

Amortization of intangibles decreased during the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021 primarily driven by reduced amortization related to the Nypro trade name.
Restructuring, Severance and Related Charges

Following is a summary of our restructuring, severance and related charges:

	Fiscal Year Ended August 31,
(in millions)	2022(1)	2021	2020
Employee severance and benefit costs	$18	$5	$94
Lease costs	—	(1)	8
Asset write-off costs	—	5	33
Other costs	—	1	22
Total restructuring, severance and related charges(2)	$18	$10	$157

(1)Recorded during the fiscal year ended August 31, 2022 for headcount reduction activities.
(2)Includes $1 million and $0 million recorded in the EMS segment, $10 million and $9 million recorded in the DMS segment and $7 million and $1 million of non-allocated charges for the fiscal years ended August 31, 2022 and 2021, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
See Note 14 – “Restructuring, Severance and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring, severance and related charges.
Loss on Debt Extinguishment

	Fiscal Year Ended August 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Loss on debt extinguishment	$4	$—	$—	$4	$—
2022 vs. 2021
Loss on debt extinguishment is due to the “make-whole” premium incurred during the fiscal year ended August 31, 2022, for the redemption of the 4.700% Senior Notes due 2022.
(Gain) Loss on Securities

	Fiscal Year Ended August 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
(Gain) loss on securities	$—	$(2)	$49	$2	$(51)
2022 vs. 2021
The change in (gain) loss on securities during the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021, is due to cash proceeds received in connection with the sale of an investment during the fiscal year ended August 31, 2021.
Other Expense (Income)

	Fiscal Year Ended August 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Other expense (income)	$12	$(11)	$31	$23	$(42)
2022 vs. 2021
The change in other expense (income) during the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021, is primarily due to: (i) $10 million related to an increase in fees associated with higher utilization of the trade accounts receivable sales programs, (ii) $7 million primarily related to higher net periodic benefit costs, and (iii) $6 million arising from an increase in other expense.
Interest Income

	Fiscal Year Ended August 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest income	$5	$6	$15	$(1)	$(9)
2022 vs. 2021
Interest income remained relatively consistent during the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021.
Interest Expense

	Fiscal Year Ended August 31,			Change
(in millions)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest expense	$151	$130	$174	$21	$(44)
2022 vs. 2021
Interest expense increased during the fiscal year ended August 31, 2022, compared to the fiscal year ended August 31, 2021, primarily due to higher interest rates and higher borrowings on our credit facilities and commercial paper program. Additionally, the increase is due to higher borrowings on our senior notes.
Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Effective income tax rate	19.1%	26.0%	78.2%	(6.9)%	(52.2)%
2022 vs. 2021
The effective income tax rate decreased for the fiscal year ended August 31, 2022, compared to the fiscal year ended August 31, 2021, primarily due to: (i) higher income before income tax in low tax rate jurisdictions and decreased losses in tax jurisdictions with existing valuation allowances for the fiscal year ended August 31, 2022 and (ii) an income tax benefit of $26 million for the reversal of a portion of the U.S. valuation allowance for the fiscal year ended August 31, 2022. These decreases were partially offset by a $17 million income tax expense for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions for the fiscal year ended August 31, 2022.
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
Adjusted free cash flow is defined as net cash provided by (used in) operating activities less net capital expenditures (acquisition of property, plant and equipment less proceeds and advances from the sale of property, plant and equipment). We report adjusted free cash flow as we believe this non-GAAP financial measure is useful to investors in measuring our ability to generate cash internally and fund future growth and to provide a return to shareholders.
Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 for the non-GAAP financial measures discussion for the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020.
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in millions, except for per share data)	2022	2021	2020
Operating income (U.S. GAAP)	$1,393	$1,055	$500
Amortization of intangibles	34	47	56
Stock-based compensation expense and related charges	81	102	83
Restructuring, severance and related charges(1)	18	10	157
Distressed customer charge	—	—	15
Net periodic benefit cost(2)	17	24	16
Business interruption and impairment charges, net	—	(1)	6
Acquisition and integration charges	—	4	31
Adjustments to operating income	150	186	364
Core operating income (Non-GAAP)	$1,543	$1,241	$864
Net income attributable to Jabil Inc. (U.S. GAAP)	$996	$696	$54
Adjustments to operating income	150	186	364
Loss on debt extinguishment(3)	4	—	—
(Gain) loss on securities	—	(2)	49
Net periodic benefit cost(2)	(17)	(24)	(16)
Adjustment for taxes(4)	(28)	(3)	(1)
Core earnings (Non-GAAP)	$1,105	$853	$450
Diluted earnings per share (U.S. GAAP)	$6.90	$4.58	$0.35
Diluted core earnings per share (Non-GAAP)	$7.65	$5.61	$2.90
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	144.4	152.1	155.3

(1)Recorded during the fiscal year ended August 31, 2022 for headcount reduction activities.
(2)Pension service cost is recognized in cost of revenue and all other components of net periodic benefit cost, including return on plan assets, are presented in other expense. We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(3)Charges related to the redemption of our 4.700% Senior Notes due 2022.
(4)The fiscal year ended August 31, 2022 includes an income tax benefit of $26 million for the reversal of a portion of the U.S. valuation allowance.
Adjusted Free Cash Flow

	Fiscal Year Ended August 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities (U.S. GAAP)	$1,651	$1,433	$1,257
Acquisition of property, plant and equipment (“PP&E”)(1)	(1,385)	(1,159)	(983)
Proceeds and advances from sale of PP&E(1)	544	366	187
Adjusted free cash flow (Non-GAAP)	$810	$640	$461

(1)Certain customers co-invest in property, plant and equipment (“PP&E”) with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognized the cash receipts in proceeds and advances from the sale of PP&E.
Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial information for the three months ended August 31, 2022 and 2021. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in millions, except for per share data)	August 31, 2022	August 31, 2021
Net revenue	$9,030	$7,409
Gross profit	$729	$587
Operating income	$409	$265
Net income	$315	$175
Net income attributable to Jabil Inc.	$315	$175
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$2.30	$1.20
Diluted	$2.25	$1.16
Acquisitions and Expansion
Refer to Note 16 – “Business Acquisitions” to the Consolidated Financial Statements for discussion.
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes cash on hand, available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash flows provided by operating activities and access to the capital markets will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions, our working capital requirements and our contractual obligations for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Cash and Cash Equivalents
As of August 31, 2022, we had approximately $1.5 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of August 31, 2022 could be repatriated to the United States without potential tax expense.

Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.700% Senior Notes(1)	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes(1)	Borrowings under revolving credit facilities(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2020	$499	$299	$495	$495	$590	$—	$—	$—	$350	$2,728
Borrowings	—	—	—	—	—	500	—	1,224	—	1,724
Payments	—	—	—	—	—	—	—	(1,224)	(350)	(1,574)
Other	—	1	1	—	1	(4)	—	—	1	—
Balance as of August 31, 2021	499	300	496	495	591	496	—	—	1	2,878
Borrowings	—	—	—	—	—	—	498	3,269	—	3,767
Payments	(500)	—	—	—	—	—	—	(3,269)	(1)	(3,770)
Other	1	—	1	1	1	1	(5)	—	—	—
Balance as of August 31, 2022	$—	$300	$497	$496	$592	$497	$493	$—	$—	$2,875
Maturity Date	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Jan 22, 2024 and Jan 22, 2026	Jul 31, 2026
Original Facility/ Maximum Capacity(2)	$500 million	$300 million	$500 million	$500 million	$600 million	$500 million	$500 million	$3.8 billion(2)	$2 million

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
(2)As of August 31, 2022, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program, which was increased from $1.8 billion on February 18, 2022. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Consolidated Statement of Cash Flows, and have been excluded from the table above.
In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $73 million as of August 31, 2022. Unused letters of credit were $77 million as of August 31, 2022. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2022 and 2021, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.
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

In connection with our asset-backed securitization program, during the fiscal year ended August 31, 2022, we sold $3.9 billion of trade accounts receivable and we received cash proceeds of $3.9 billion. As of August 31, 2022, we had no available liquidity under our global asset-backed securitization program.
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
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of our global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2022.
Foreign asset-backed securitization program - We terminated the foreign asset-backed securitization program on June 28, 2021. In connection with the termination, we paid approximately $167 million in cash, which consisted of: (i) $68 million for the remittance of collections received prior to June 28, 2021, in our role as servicer of sold receivables and (ii) a repurchase of $99 million of all previously sold receivables, at fair value, that remained outstanding as of June 28, 2021. As of August 31, 2021, we had substantially collected the repurchased receivables from customers.

Global and foreign asset-backed securitization programs - We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to each of the asset-backed securitization programs recognized during the fiscal years ended August 31, 2022, 2021 and 2020 were not material. We do not record a servicing asset or liability on the Consolidated Balance Sheets as we estimate that the fee received to service these receivables approximates the fair market compensation to provide the servicing activities.
Refer to Note 8 – “Asset-Backed Securitization Programs” to the Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$700		Uncommitted	December 5, 2022	(2)
B	$150		Uncommitted	November 30, 2022
C	400	CNY	Uncommitted	August 31, 2023
D	$150		Uncommitted	May 4, 2023	(3)
E	$150		Uncommitted	January 25, 2023	(3)
F	$50		Uncommitted	February 23, 2023	(4)
G	$100		Uncommitted	August 10, 2023	(3)
H	$550		Uncommitted	December 4, 2022	(5)
I	$135		Uncommitted	April 11, 2023	(6)
J	100	CHF	Uncommitted	December 5, 2022	(2)
K	$65		Uncommitted	January 23, 2023

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The program will be automatically extended through December 5, 2025 unless either party provides 30 days notice of termination.
(3)Any party may elect to terminate the agreement upon 30 days prior notice.
(4)Any party may elect to terminate the agreement upon 15 days prior notice.

(5)The program will be automatically extended through December 5, 2024 unless either party provides 30 days notice of termination.
(6)The program will be automatically extended through April 11, 2025 unless either party provides 30 days notice of termination.
During the fiscal year ended August 31, 2022, we sold $8.5 billion of trade accounts receivable under these programs and we received cash proceeds of $8.5 billion. As of August 31, 2022, we had up to $1.6 billion in available liquidity under our trade accounts receivable sale programs.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Net cash provided by operating activities	$1,651	$1,433	$1,257
Net cash used in investing activities	(858)	(851)	(921)
Net cash used in financing activities	(888)	(413)	(65)
Effect of exchange rate changes on cash and cash equivalents	6	4	(40)
Net (decrease) increase in cash and cash equivalents	$(89)	$173	$231
Operating Activities
Net cash provided by operating activities during the fiscal year ended August 31, 2022 was primarily due to increased accounts payable, accrued expenses and other liabilities, non-cash expenses and net income, partially offset by increased inventories, accounts receivable, prepaid expenses and other current assets and contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in inventories is primarily due to higher raw material balances due to supply chain constraints and to support expected sales levels in the first quarter of fiscal year 2023. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in prepaid expenses and other current assets is primarily driven by the timing of payments. The increase in contract assets is primarily due to the timing of billings to our customers.
Investing Activities
Net cash used in investing activities during the fiscal year ended August 31, 2022 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the fiscal year ended August 31, 2022 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments, and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Capital Expenditures
For Fiscal Year 2023, we anticipate our net capital expenditures will be approximately $875 million. In general, our capital expenditures support ongoing maintenance in our DMS and EMS segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.
Dividends and Share Repurchases
Following is a summary of the dividends and share repurchases for the fiscal years indicated below (in millions):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal years 2016 – 2020	$283	$1,468	$1,751
Fiscal year 2021	$50	$428	$478
Fiscal year 2022	$48	$696	$744
Total	$381	$2,592	$2,973

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
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2022 Share Repurchase Program”). As of August 31, 2022, 12.4 million shares had been repurchased for $737 million and $263 million remains available under the 2022 Share Repurchase Program.
In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2023 Share Repurchase Program”).
Contractual Obligations
Our contractual obligations as of August 31, 2022 are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancellable.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,875	$300	$—	$990	$1,585
Future interest on notes payable and long-term debt(1)	535	98	171	154	112
Operating lease obligations(2)	587	130	180	103	174
Finance lease obligations(2)(3)	338	126	109	89	14
Non-cancelable purchase order obligations(4)	759	539	187	33	—
Pension and postretirement contributions and payments(5)	51	27	4	5	15
Other(6)	51	25	16	10	—
Total contractual obligations(7)	$5,196	$1,245	$667	$1,384	$1,900

(1)Consists of interest on notes payable and long-term debt outstanding as of August 31, 2022. Certain of our notes payable and long-term debt pay interest at variable rates. We have applied estimated interest rates to determine the value of these expected future interest payments.
(2)Excludes $78 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(3)Excludes $194 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(4)Consists of purchase commitments entered into as of August 31, 2022 primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.
(5)Includes the estimated company contributions to funded pension plans during fiscal year 2023 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2023 through 2032. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.

(6)Includes (i) a $19 million capital commitment, (ii) a $5 million obligation related to a human resource system and (iii) $27 million related to the one-time transition tax as a result of the Tax Cuts and Jobs Act of 2017 that will be paid in annual installments through fiscal year 2026.
(7)As of August 31, 2022, we have $7 million and $158 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
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
The forward contracts (both those that are designated and not designated as accounting hedging instruments) will generally expire in less than three months, with 11 months being the maximum term of the contracts outstanding as of August 31, 2022. The change in fair value related to contracts designated as accounting hedging instruments is initially reported as a component of AOCI and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are primarily denominated in Chinese yuan renminbi, Euro, Malaysian ringgit, Mexican peso and Swiss franc.
Based on our overall currency rate exposures as of August 31, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.
Interest Rate Risk
Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statement of Operations, and the Consolidated Statement of Cash Flows. We are exposed to interest rate risk primarily on intra-quarter variable rate borrowings under the Credit Facility and our commercial paper program. There were no borrowings outstanding under debt facilities with variable interest rates as of August 31, 2022.
We utilize valuation models to estimate the effects of sudden interest rate changes. A hypothetical 100-basis-point increase in the interest rates under the Credit Facility and our commercial paper program would increase our interest expense as of August 31, 2022 by approximately $18 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
To manage our exposure to market risk, we use derivative financial instruments and hybrid instruments when deemed appropriate. In connection with our anticipated debt issuance, we have interest rate swaps with aggregate notional amounts of $150 million and $100 million, which expire on July 31, 2024. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information regarding our interest rate swap transactions. We do not, and do not intend to, use derivative financial instruments for speculative or trading purposes.
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

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2022. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as of August 31, 2022. Management’s report on internal control over financial reporting as of August 31, 2022 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2022, which is incorporated herein at Item 15.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2022.
(c) Changes in Internal Control over Financial Reporting
For our fiscal quarter ended August 31, 2022, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Amended and Restated Bylaws
On October 20, 2022, the Board of Directors approved and adopted amended and restated bylaws (the “Amended and Restated Bylaws”), which became effective the same day. Among other things, the amendments effected by the Amended and Restated Bylaws:
•Implement proxy access to permit a stockholder, or a group of up to twenty stockholders, owning at least 3% of the outstanding shares of Jabil’s common stock continuously for at least three years, to nominate and include in the Jabil’s annual meeting proxy materials director nominees constituting up to the greater of (a) two directors or (b) 20% of the Board of Directors, subject to certain limitations and provided that the stockholders and nominees satisfy the requirements specified in the Amended and Restated Bylaws.
•Address matters relating to the Securities and Exchange Commission’s adoption of the universal proxy rules in Rule 14a-19 under the Exchange Act.

•Clarify and enhance the procedural mechanics and disclosure requirements of Jabil’s advance notice bylaws, including by requiring:
◦additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies;
◦any stockholder submitting a notice to make a representation as to whether such stockholder intends to solicit proxies with respect to such nominations or proposals and to make a representation that immediately following such solicitation the stockholder will provide Jabil evidence of such solicitation;
◦that a submitting stockholder limit the number of nominees submitted for any annual meeting of stockholders to no more than the number of directors to be elected at such meeting; and
◦that submitting stockholders or their representatives appear at the stockholder meeting to present a nomination or other business.
•Update various provisions to reflect recent amendments to the Delaware General Corporation Law, including clarifying the adjournment procedures for virtual meetings of stockholders and eliminating the requirement that the list of stockholders be open to examination at meetings of stockholders.
•Update the number of directors required to request a special meeting of the Board of Directors.
•Update the list of Jabil’s officers to clarify that the Board of Directors may, but is not required to, appoint a chief operating officer.
•Incorporate the use of gender-neutral pronouns and change the title “chairman” to “chair” throughout.
The Amended and Restated Bylaws also include various conforming, technical, and other non-substantive changes.
The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Delinquent Section 16(a) Reports”, “Corporate Governance”, “Board of Directors” and “Audit Committee Matters” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2022 (“Proxy Statement”).
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

3	Exhibits. See Item 15(b) below.
(b)Exhibits. The following exhibits are included as part of, or incorporated by reference into, this Report.
EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2*	Registrant’s Bylaws, as amended.

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and U.S. Bank National Association (as successor in interest to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust) Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.8).	8-K	4.1	5/4/2022

4.4	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.5	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.6	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.7	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.8	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.9	Description of Jabil Securities.	10-K	4.9	8/31/2021

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3a†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - EU).	10-Q	10.1	11/30/2019

10.3b†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS - Executive - Non-EU).	10-Q	10.2	11/30/2019

10.3c†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - ONEU).	10-Q	10.3	11/30/2019

10.3d†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR - OEU).	10-Q	10.4	11/30/2019

10.3e†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-ONEU).	10-Q	10.5	11/30/2019

10.3f†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-OEU).	10-Q	10.6	11/30/2019

10.3g†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-DIR).	10-Q	10.7	11/30/2019

10.4†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended.	14A	B	12/9/2020

10.5†	Jabil Inc. 2021 Equity Incentive Plan.	14A	A	12/9/2020

10.5a†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Executive).	10-Q	10.2	2/28/2021

10.5b†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Non-Employee Director).	10-Q	10.3	2/28/2021

10.5c†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.4	2/28/2021

10.5d†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.5	2/28/2021

10.5e†	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Executive).	10-Q	10.6	2/28/2021

10.5f†	Form of Jabil Inc. Two-Year Restricted Stock Unit Award Agreement (PBRSU EPS-Executive).	10-Q	10.7	2/28/2021

10.5g†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2021

10.5h†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2021

10.5i†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.3	11/30/2021

10.5j†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash- Settled - NON-Employee Director).	10-Q	10.4	11/30/2021

10.5k†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.5	11/30/2021

10.5l†	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Global Executive).	10-Q	10.1	5/31/2022

10.6†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.7	Underwriting Agreement, dated as of April 20, 2022, among the Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	5/4/2022

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See Signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101
The following financial information from Jabil’s Annual Report on Form 10-K for the fiscal period ended August 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2022 and August 31, 2021; (ii) Consolidated Statement of Operations for the fiscal years ended August 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

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
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2022, the Company maintained effective internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 25, 2022 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Tampa, Florida
October 25, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 25, 2022 expressed an unqualified opinion thereon.
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

How We Addressed the Matter in Our Audit
We tested internal controls over the Company’s process to assess the technical merits of tax positions related to certain intercompany transactions and also tested internal controls over the Company’s process to determine the application of the relevant laws, regulations and tax rulings, including management’s process to recognize and measure the related tax positions.

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
Tampa, Florida
October 25, 2022

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	August 31, 2022	August 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,478	$1,567
Accounts receivable, net of allowance for credit losses	3,995	3,141
Contract assets	1,196	998
Inventories, net of reserve for excess and obsolete inventory	6,128	4,414
Prepaid expenses and other current assets	1,111	757
Total current assets	13,908	10,877
Property, plant and equipment, net of accumulated depreciation	3,954	4,075
Operating lease right-of-use asset	500	390
Goodwill	704	715
Intangible assets, net of accumulated amortization	158	182
Deferred income taxes	199	176
Other assets	294	239
Total assets	$19,717	$16,654
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$300	$—
Accounts payable	8,006	6,841
Accrued expenses	5,272	3,734
Current operating lease liabilities	119	108
Total current liabilities	13,697	10,683
Notes payable and long-term debt, less current installments	2,575	2,878
Other liabilities	272	334
Non-current operating lease liabilities	417	333
Income tax liabilities	182	178
Deferred income taxes	122	111
Total liabilities	17,265	14,517
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 270,891,715 and 267,418,092 shares issued and 135,493,980 and 144,496,077 shares outstanding at August 31, 2022 and August 31, 2021, respectively	—	—
Additional paid-in capital	2,655	2,533
Retained earnings	3,638	2,688
Accumulated other comprehensive loss	(42)	(25)
Treasury stock at cost, 135,397,735 and 122,922,015 shares as of August 31, 2022 and August 31, 2021, respectively	(3,800)	(3,060)
Total Jabil Inc. stockholders’ equity	2,451	2,136
Noncontrolling interests	1	1
Total equity	2,452	2,137
Total liabilities and equity	$19,717	$16,654
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended August 31,
	2022	2021	2020
Net revenue	$33,478	$29,285	$27,266
Cost of revenue	30,846	26,926	25,335
Gross profit	2,632	2,359	1,931
Operating expenses:
Selling, general and administrative	1,154	1,213	1,175
Research and development	33	34	43
Amortization of intangibles	34	47	56
Restructuring, severance and related charges	18	10	157
Operating income	1,393	1,055	500
Loss on debt extinguishment	4	—	—
(Gain) loss on securities	—	(2)	49
Other expense (income)	12	(11)	31
Interest income	(5)	(6)	(15)
Interest expense	151	130	174
Income before income tax	1,231	944	261
Income tax expense	235	246	204
Net income	996	698	57
Net income attributable to noncontrolling interests, net of tax	—	2	3
Net income attributable to Jabil Inc.	$996	$696	$54
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$7.06	$4.69	$0.36
Diluted	$6.90	$4.58	$0.35
Weighted average shares outstanding:
Basic	141.2	148.5	151.6
Diluted	144.4	152.1	155.3
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended August 31,
	2022	2021	2020
Net income	$996	$698	$57
Other comprehensive (loss) income:
Change in foreign currency translation	(68)	17	(21)
Change in derivative instruments:
Change in fair value of derivatives	1	35	(6)
Adjustment for net losses (gains) realized and included in net income	32	(41)	14
Total change in derivative instruments	33	(6)	8
Change in available for sale securities:
Unrealized loss on available for sale securities	—	—	(36)
Adjustment for net losses realized and included in net income	—	—	36
Total change in available for sale securities	—	—	—
Actuarial gain	14	17	62
Prior service credit (cost)	4	(19)	—
Total other comprehensive (loss) income	(17)	9	49
Comprehensive income	$979	$707	$106
Comprehensive income attributable to noncontrolling interests	—	2	3
Comprehensive income attributable to Jabil Inc.	$979	$705	$103
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Fiscal Year Ended August 31,
	2022	2021	2020
Total stockholders’ equity, beginning balances	$2,137	$1,825	$1,900
Common stock:	—	—	—
Additional paid-in capital:
Beginning balances	2,533	2,414	2,305
Shares issued under employee stock purchase plan	45	39	30
Purchase of noncontrolling interest	—	(14)	—
Recognition of stock-based compensation	77	94	79
Ending balances	2,655	2,533	2,414
Retained earnings:
Beginning balances	2,688	2,041	2,037
Declared dividends	(46)	(49)	(50)
Net income attributable to Jabil Inc.	996	696	54
Ending balances	3,638	2,688	2,041
Accumulated other comprehensive loss:
Beginning balances	(25)	(34)	(83)
Total other comprehensive (loss) income	(17)	9	49
Ending balances	(42)	(25)	(34)
Treasury stock:
Beginning balances	(3,060)	(2,610)	(2,372)
Purchases of treasury stock under employee stock plans	(44)	(22)	(23)
Treasury shares purchased	(696)	(428)	(215)
Ending balances	(3,800)	(3,060)	(2,610)
Noncontrolling interests:
Beginning balances	1	14	13
Net income attributable to noncontrolling interests, net of tax	—	2	3
Purchase of noncontrolling interests	—	(12)	—
Declared dividends to noncontrolling interests	—	(3)	(2)
Ending balances	1	1	14
Total stockholders’ equity, ending balances	$2,452	$2,137	$1,825
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended August 31,
	2022	2021	2020
Cash flows provided by operating activities:
Net income	$996	$698	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925	876	795
Restructuring and related charges	(1)	5	41
Recognition of stock-based compensation expense and related charges	81	102	83
Deferred income taxes	(13)	(13)	29
Loss on sale of property, plant and equipment	—	14	29
Provision for allowance for doubtful accounts and notes receivable	—	6	32
(Gain) loss on securities	—	(2)	49
Other, net	10	13	22
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(878)	(283)	(136)
Contract assets	(214)	116	(105)
Inventories	(1,725)	(1,276)	(77)
Prepaid expenses and other current assets	(367)	(90)	(144)
Other assets	(29)	(43)	(11)
Accounts payable, accrued expenses and other liabilities	2,866	1,310	593
Net cash provided by operating activities	1,651	1,433	1,257
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(1,385)	(1,159)	(983)
Proceeds and advances from sale of property, plant and equipment	544	366	187
Cash paid for business and intangible asset acquisitions, net of cash	(18)	(50)	(147)
Repurchase of sold receivables	—	(99)	—
Cash receipts on repurchased receivables	4	95	—
Other, net	(3)	(4)	22
Net cash used in investing activities	(858)	(851)	(921)
Cash flows used in financing activities:
Borrowings under debt agreements	3,767	1,724	12,777
Payments toward debt agreements	(3,890)	(1,613)	(12,544)
Payments to acquire treasury stock	(696)	(428)	(215)
Dividends paid to stockholders	(48)	(50)	(50)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	45	39	30
Treasury stock minimum tax withholding related to vesting of restricted stock	(44)	(22)	(23)
Other, net	(22)	(63)	(40)
Net cash used in financing activities	(888)	(413)	(65)
Effect of exchange rate changes on cash and cash equivalents	6	4	(40)
Net (decrease) increase in cash and cash equivalents	(89)	173	231
Cash and cash equivalents at beginning of period	1,567	1,394	1,163
Cash and cash equivalents at end of period	$1,478	$1,567	$1,394
Supplemental disclosure information:
Interest paid, net of capitalized interest	$150	$124	$183
Income taxes paid, net of refunds received	$209	$211	$164
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
Accounts Receivable
Accounts receivable consist of trade receivables and other miscellaneous receivables. The Company maintains an allowance for credit losses based on historical losses, the age of past due receivables, credit quality of our customers, current economic conditions, and other factors that may affect our ability to collect from customers. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for credit losses are made as necessary.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an asset when revenue is recognized prior to invoicing a customer (“contract assets”) while a liability is recognized when a customer provides consideration prior to the Company transferring control of the goods or services (“contract liabilities”). Amounts recognized as contract assets are generally transferred to receivables in the succeeding quarter due to the short-term nature of the manufacturing cycle. Contract assets are classified separately on the Consolidated Balance Sheets and transferred to receivables when right to payment becomes unconditional.
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
As of August 31, 2022 and 2021, capitalized costs to fulfill were $175 million and $133 million, respectively. Amortization of fulfillment costs were $74 million, $58 million and $57 million during the fiscal years ended August 31, 2022, 2021 and 2020, respectively.
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
Leases
The Company has lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed beginning in fiscal year 2020, the Company has elected the practical expedient to combine lease and non-lease components for building and real estate leases.

The Company primarily has leases for buildings, machinery and equipment with lease terms ranging from 1 year to 34 years. Leases for other classes of assets are not significant. For any leases with an initial term in excess of 12 months, the Company determines whether an arrangement is a lease at contract inception by evaluating if the contract conveys the right to use and control the specific property or equipment. Certain lease agreements contain purchase or renewal options. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Generally, the Company’s lease agreements do not contain material restrictive covenants.
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
Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2022 (in millions):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2021	$(20)	$(36)	$51	$(20)	$(25)
Other comprehensive (loss) income before reclassifications	(68)	1	28	—	(39)
Amounts reclassified from AOCI	—	32	(14)	4	22
Other comprehensive (loss) income(1)	(68)	33	14	4	(17)
Balance as of August 31, 2022	$(88)	$(3)	$65	$(16)	$(42)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Fiscal Year Ended August 31,
Comprehensive Income Components	Financial Statement Line Item	2022	2021	2020
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$30	$(44)	$15
Interest rate contracts	Interest expense	2	3	(1)
Actuarial gain	(2)	(14)	(16)	(3)
Prior service cost	(2)	4	1	—
Available for sale securities	(Gain) loss on securities	—	—	36
Total amounts reclassified from AOCI(3)		$22	$(56)	$47

(1)The Company expects to reclassify $28 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 10 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2022, 2021 and 2020.
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
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue associated with such components on a net basis. Revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer.
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

	Fiscal Year Ended August 31,
	2022	2021	2020
Restricted stock units	209.4	655.0	728.3
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
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the fiscal years ended August 31, 2022, 2021 and 2020 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$700		Uncommitted	December 5, 2022	(2)
B	$150		Uncommitted	November 30, 2022
C	400	CNY	Uncommitted	August 31, 2023
D	$150		Uncommitted	May 4, 2023	(3)
E	$150		Uncommitted	January 25, 2023	(3)
F	$50		Uncommitted	February 23, 2023	(4)
G	$100		Uncommitted	August 10, 2023	(3)
H	$550		Uncommitted	December 4, 2022	(5)
I	$135		Uncommitted	April 11, 2023	(6)
J	100	CHF	Uncommitted	December 5, 2022	(2)
K	$65		Uncommitted	January 23, 2023

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The program will be automatically extended through December 5, 2025 unless either party provides 30 days notice of termination.
(3)Any party may elect to terminate the agreement upon 30 days prior notice.
(4)Any party may elect to terminate the agreement upon 15 days prior notice.
(5)The program will be automatically extended through December 5, 2024 unless either party provides 30 days notice of termination.
(6)The program will be automatically extended through April 11, 2025 unless either party provides 30 days notice of termination.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Trade accounts receivable sold	$8,513	$4,654	$8,457
Cash proceeds received	$8,504	$4,651	$8,440
Pre-tax losses on sale of receivables(1)	$9	$3	$17

(1)Recorded to other expense within the Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	August 31, 2022	August 31, 2021
Raw materials	$4,918	$3,142
Work in process	687	677
Finished goods	605	680
Reserve for excess and obsolete inventory	(82)	(85)
Inventories, net	$6,128	$4,414
4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	August 31, 2022	August 31, 2021
Land and improvements	$108	$143
Buildings	1,191	1,216
Leasehold improvements	1,362	1,249
Machinery and equipment	5,627	5,216
Furniture, fixtures and office equipment	241	234
Computer hardware and software	860	819
Transportation equipment	10	9
Construction in progress	179	222
Property, plant and equipment	9,578	9,108
Less accumulated depreciation and amortization	5,624	5,033
Property, plant and equipment, net	$3,954	$4,075
Depreciation and maintenance and repair expenses were as follows for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Depreciation expense	$891	$828	$739
Maintenance and repair expense	$395	$381	$334
As of August 31, 2022 and 2021, the Company had $472 million and $703 million, respectively, included in accounts payable for the acquisition of property, plant and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.
5. Leases
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Consolidated Balance Sheets, as of the periods indicated (in millions):

	Financial Statement Line Item	August 31, 2022	August 31, 2021
Assets
Operating lease assets(1)	Operating lease right-of-use assets	$500	$390
Finance lease assets(2)	Property, plant and equipment, net	368	318
Total lease assets		$868	$708
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$119	$108
Finance lease liabilities	Accrued expenses	120	96
Non-current
Operating lease liabilities	Non-current operating lease liabilities	417	333
Finance lease liabilities	Other liabilities	198	223
Total lease liabilities		$854	$760

(1)Net of accumulated amortization of $249 million and $165 million as of August 31, 2022 and 2021, respectively.
(2)Net of accumulated amortization of $110 million and $41 million as of August 31, 2022 and 2021, respectively.
The following table is a summary of expenses related to leases included on the Company's Consolidated Statements of Operations, for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2022	2021
Operating lease cost	$143	$119
Finance lease cost
Amortization of leased assets	70	27
Interest on lease liabilities	6	5
Other	22	27
Net lease cost(1)	$241	$178

(1)Lease costs are primarily recognized in cost of revenue.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the periods indicated:

	August 31, 2022		August 31, 2021
	Weighted-average remaining lease term	Weighted-average discount rate	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.3 years	3.19%	5.6 years	3.09%
Finance leases	2.6 years	2.84%	3.4 years	2.51%
The following table sets forth other supplemental information related to the Company's lease portfolio (in millions):

	Fiscal Year Ended August 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$123	$121
Operating cash flows for finance leases(1)	$6	$5
Financing activities for finance leases(2)	$120	$39
Non-cash right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$229	$141
Finance leases	$127	$190

(1)Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Consolidated Statements of Cash Flows.
(2)Included in payments toward debt agreements in Financing Activities of the Company's Consolidated Statements of Cash Flows.
The future minimum lease payments under operating and finance leases as of August 31, 2022 were as follows (in millions):

Fiscal Year Ended August 31,	Operating Leases(1)	Finance Leases(1)(2)	Total
2023	$130	$126	$256
2024	102	46	148
2025	78	63	141
2026	60	83	143
2027	43	6	49
Thereafter	174	14	188
Total minimum lease payments	$587	$338	$925
Less: Interest	(51)	(20)	(71)
Present value of lease liabilities	$536	$318	$854

(1)Excludes $78 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(2)Excludes $194 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
6. Goodwill and Other Intangible Assets
The Company completed its annual impairment analysis for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2022. The qualitative assessment was performed and the Company determined that it is more likely than not that the fair values of the reporting units and the indefinite-lived intangible assets were in excess of the carrying values and that no impairment existed as of the date of the impairment analysis.
The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2022 and 2021 (in millions):

	EMS	DMS	Total
Balance as of August 31, 2020	$74	$623	$697
Acquisitions and adjustments	—	17	17
Change in foreign currency exchange rates	—	1	1
Balance as of August 31, 2021	74	641	715
Acquisitions and adjustments	6	1	7
Change in foreign currency exchange rates	(1)	(17)	(18)
Balance as of August 31, 2022	$79	$625	$704

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	August 31, 2022		August 31, 2021
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,724	$1,020	$1,735	$1,020
The following table presents the Company’s total purchased intangible assets as of August 31, 2022 and 2021 (in millions):

	Weighted Average Amortization Period (in years)	August 31, 2022			August 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	12	$302	$(231)	$71	$304	$(217)	$87
Intellectual property	9	198	(173)	25	191	(169)	22
Finite-lived trade names	Not applicable	78	(67)	11	78	(56)	22
Trade names	Indefinite	51	—	51	51	—	51
Total intangible assets	12	$629	$(471)	$158	$624	$(442)	$182
Intangible asset amortization for fiscal years 2022, 2021 and 2020 was approximately $34 million, $47 million and $56 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2023	$31
2024	17
2025	15
2026	12
2027	12
Thereafter	20
Total	$107

7. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding as of August 31, 2022 and 2021 are summarized below (in millions):

	Maturity Date	August 31, 2022	August 31, 2021
4.700% Senior Notes(1)(2)(3)	Sep 15, 2022	$—	$499
4.900% Senior Notes(1)	Jul 14, 2023	300	300
3.950% Senior Notes(1)(2)	Jan 12, 2028	497	496
3.600% Senior Notes(1)(2)	Jan 15, 2030	496	495
3.000% Senior Notes(1)(2)	Jan 15, 2031	592	591
1.700% Senior Notes(1)(2)(4)	Apr 15, 2026	497	496
4.250% Senior Notes(1)(2)(3)	May 15, 2027	493	—
Borrowings under credit facilities(5)(6)	Jan 22, 2024 and Jan 22, 2026	—	—
Borrowings under loans(4)	Jul 31, 2026	—	1
Total notes payable and long-term debt		2,875	2,878
Less current installments of notes payable and long-term debt		300	—
Notes payable and long-term debt, less current installments		$2,575	$2,878

(1)The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)On May 4, 2022, the Company issued $500 million of registered 4.250% Senior Notes due 2027 (the “Green Bonds” or the “4.250% Senior Notes”). On May 31, 2022, the net proceeds from the offering were used to redeem the Company’s 4.700% Senior Notes due in 2022 and pay the applicable “make-whole” premium and accrued interest. In addition, the Company intends to allocate an amount equal to the net proceeds from this offering to finance or refinance eligible expenditures under the Company’s new green financing framework.
(4)On April 14, 2021, the Company issued $500 million of publicly registered 1.700% Senior Notes due 2026 (the “1.700% Senior Notes”). The Company used the net proceeds for general corporate purposes, including repayment of the prior $300 million Term Loan Facility.
(5)On April 28, 2021, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (the “Credit Facility”). The Amendment, among other things, (i) increased the commitments available under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) from $700 million to $1.2 billion, (ii) instituted certain sustainability-linked adjustments to the interest rates applicable to borrowings under the Credit Facility and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2024, and of the Five-Year Revolving Credit Facility of $2.0 billion to January 22, 2026.
(6)As of August 31, 2022, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program, which was increased from $1.8 billion on February 18, 2022.
In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $73 million as of August 31, 2022. Unused letters of credit were $77 million as of August 31, 2022. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.
Debt Maturities
Debt maturities as of August 31, 2022 are as follows (in millions):

Fiscal Year Ended August 31,
2023	$300
2024	—
2025	—
2026	497
2027	493
Thereafter	1,585
Total	$2,875

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.900%, 3.950%, 3.600%, 3.000%, 1.700% or 4.250% Senior Notes upon a change of control. As of August 31, 2022 and 2021, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 17 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
8. Asset-Backed Securitization Programs
Global asset-backed securitization program - Effective August 20, 2021, the global securitization program (formerly referred to as the North American asset-backed securitization program) terms were amended to: (i) add a foreign entity to the program, (ii) increase the maximum amount of net cash proceeds available at any one time from $390 million to $600 million and (iii) extend the expiration date of the program to November 25, 2024. As of August 31, 2022, the Company had no available liquidity under its global asset-backed securitization program.

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

The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2022.

Foreign asset-backed securitization program - The Company terminated the foreign asset-backed securitization program on June 28, 2021. In connection with the termination, the Company paid approximately $167 million in cash, which consisted of: (i) $68 million for the remittance of collections received prior to June 28, 2021, in the Company’s role as servicer of sold receivables and (ii) a repurchase of $99 million of all previously sold receivables, at fair value, that remained outstanding as of June 28, 2021. As of August 31, 2021, the Company had substantially collected the repurchased receivables from customers.

Global and foreign asset-backed securitization programs- The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the fiscal years ended August 31, 2022, 2021 and 2020 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2022	2021(3)	2020
Trade accounts receivable sold	$3,932	$4,222	$4,333
Cash proceeds received(1)	$3,919	$4,202	$4,314
Proceeds due from bank	$—	$10	$—
Pre-tax losses on sale of receivables(2)	$13	$10	$19

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

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of August 31, 2022 and 2021, the Company was in compliance with all covenants under the global asset-backed securitization program. As of August 31, 2020, the Company was in compliance with all covenants under the foreign asset-backed securitization program.
9. Accrued Expenses
Accrued expenses consist of the following (in millions):

	August 31, 2022	August 31, 2021
Inventory deposits	$1,586	$711
Accrued compensation and employee benefits	806	827
Contract liabilities(1)	796	559
Other accrued expenses	2,084	1,637
Accrued expenses	$5,272	$3,734

(1)Revenue recognized during the fiscal years ended August 31, 2022 and 2021 that was included in the contract liability balance as of August 31, 2021 and 2020 was $312 million and $365 million, respectively.
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
As a result of the third closing of the Johnson & Johnson Medical Devices Companies (“JJMD”) acquisition, the Company assumed a pension obligation for employees in Switzerland (the “Switzerland plan”). The Switzerland plan, which is a qualified defined benefit pension plan, provides benefits based on average employee earnings over an approximately 8 year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Switzerland employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.
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
Benefit Obligation and Plan Assets
The projected benefit obligations (“PBO”) and plan assets, changes to the PBO and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in millions):

	Fiscal Year Ended August 31,
	2022	2021
Change in PBO
Beginning PBO	$587	$559
Service cost	25	25
Interest cost	4	5
Actuarial (gain) loss	(119)	2
Settlements paid from plan assets(1)	(28)	(44)
Total benefits paid	(13)	(17)
Plan participants’ contributions	21	25
Plan amendments	—	24
Acquisitions	—	8
Effect of conversion to U.S. dollars	(45)	—
Ending PBO	$432	$587
Change in plan assets
Beginning fair value of plan assets	576	538
Actual return on plan assets	(68)	55
Acquisitions	—	—
Settlements paid from plan assets(1)	(28)	(44)
Employer contributions	16	17
Benefits paid from plan assets	(12)	(15)
Plan participants’ contributions	21	25
Effect of conversion to U.S. dollars	(46)	—
Ending fair value of plan assets	$459	$576
Funded (unfunded) status	$27	$(11)
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$1	$1
Accrued benefit asset, noncurrent	$28	$—
Accrued benefit liability, noncurrent	$—	$10
Accumulated other comprehensive loss(2)
Actuarial gain, before tax	$(85)	$(69)
Prior service cost, before tax	$18	$23

(1)The settlements recognized during fiscal years 2022 and 2021 relate primarily to the Switzerland plan.
(2)The Company anticipates amortizing $14 million and $4 million, before tax, of net actuarial gain and prior service costs balances, respectively, to net periodic cost in fiscal year 2023.
Accumulated Benefit Obligation
The following table summarizes the total accumulated benefit obligations (“ABO”), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets for fiscal years 2022 and 2021 (in millions):

	August 31, 2022	August 31, 2021
ABO	$417	$563
Plans with ABO in excess of plan assets
ABO	$41	$59
Fair value of plan assets	$19	$26
Plans with PBO in excess of plan assets
PBO	$51	$74
Fair value of plan assets	$19	$26
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for the plans for fiscal years 2022, 2021 and 2020 (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Service cost(1)	$25	$25	$25
Interest cost(2)	4	5	3
Expected long-term return on plan assets(2)	(17)	(16)	(15)
Recognized actuarial gain(2)	(6)	(10)	(3)
Amortization of actuarial gains(2)(3)	(8)	(6)	—
Net settlement loss(2)	1	1	—
Amortization of prior service costs(2)	4	1	—
Net periodic benefit cost	$3	$—	$10

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
Assumptions
Weighted-average actuarial assumptions used to determine net periodic benefit cost and PBO for the plans for the fiscal years 2022, 2021 and 2020 were as follows:

	Fiscal Year Ended August 31,
	2022	2021	2020
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.0%	2.9%	3.0%
Rate of compensation increase	2.2%	2.1%	2.0%
Discount rate	0.7%	0.8%	0.5%
PBO:
Expected long-term return on plan assets	3.6%	3.0%	2.9%
Rate of compensation increase	2.1%	2.2%	2.1%
Discount rate(2)	2.6%	0.7%	0.8%

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
Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 40% equity and 60% debt securities in fiscal year 2023.

Fair Value
The fair values of the plan assets held by the Company by asset category are as follows (in millions):

		August 31, 2022		August 31, 2021
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$13	3%	$15	3%
Equity Securities:
Global equity securities(2)(3)	Level 2	197	43%	222	39%
Debt Securities:
Corporate bonds(3)	Level 2	203	44%	262	45%
Government bonds(3)	Level 2	34	7%	58	10%
Other Investments:
Insurance contracts(4)	Level 3	12	3%	19	3%
Fair value of plan assets		$459	100%	$576	100%

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

Cash Flows
The Company expects to make cash contributions between $23 million and $28 million to its funded pension plans during fiscal year 2023. The estimated future benefit payments, which reflect expected future service, are as follows (in millions):

Fiscal Year Ended August 31,	Amount
2023	$34
2024	$28
2025	$30
2026	$29
2027	$29
2028 through 2032	$141
Profit Sharing, 401(k) Plan and Defined Contribution Plans
The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $63 million, $56 million and $56 million for defined contribution plans for the fiscal years ended August 31, 2022, 2021 and 2020, respectively.
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

Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.4 billion and $1.5 billion as of August 31, 2022 and 2021, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2022 and August 31, 2023.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of August 31, 2022 and 2021, was $3.4 billion and $3.6 billion, respectively.
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
The following table presents the net (losses) gains from forward contracts recorded in the Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Gain on Derivatives Recognized in Net Income	Amount of (Loss) Gain Recognized in Net Income on Derivatives
		Fiscal Year Ended August 31,
		2022	2021	2020
Forward foreign exchange contracts(1)	Cost of revenue	$(71)	$140	$42

(1)For the fiscal years ended August 31, 2022, the Company recognized $87 million of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. For the fiscal years ended 2021 and 2020, the Company recognized $105 million and $47 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of August 31, 2022, which have been designated as hedging instruments and accounted for as cash flow hedges (in millions):

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount	Effective Date	Expiration Date
Forward Interest Rate Swap
Anticipated Debt Issuance	Fixed	$150	May 24, 2021	July 31, 2024	(1)(2)
Anticipated Debt Issuance	Fixed	$100	August 8, 2022	July 31, 2024	(1)(2)

(1)The contracts will be settled with the respective counterparties on a net basis at the expiration date for the forward interest rate swap.
(2)If the anticipated debt issuance occurs before July 31, 2024, the contracts will be terminated simultaneously with the debt issuance.
Contemporaneously with the issuance of the 4.250% Senior Notes, in April 2022 the Company settled cash flow hedges with an aggregate notional amount of $250 million and $170 million, with effective dates of November 2020 and March 2022, respectively. The cash received for the cash flow hedges at settlement was $46 million. The settled cash flow hedges are recorded in the Condensed Consolidated Balance Sheets as a component of AOCI and are amortized to interest expense in the Condensed Consolidated Statements of Operations.
Contemporaneously with the issuance of the 3.000% Senior Notes in July 2020, the Company amended interest rate swap agreements with a notional amount of $200 million, with mandatory termination dates from August 15, 2020 through February 15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, the Company entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps (the “Offsetting Interest Rate Swaps”). The change in fair value of the 2020 Extended Interest Rate Swaps and Offsetting Interest Rate Swaps was recorded in the Consolidated Statements of Operations through the maturity date of February 15, 2022, as an adjustment to interest expense.
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Restricted stock units	$67	$91	$74
Employee stock purchase plan	14	11	9
Total	$81	$102	$83
Equity Compensation Plan
The 2021 Equity Incentive Plan (the “2021 EIP”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that are available for issuance under the 2021 EIP is 11,000,000.
Following is a reconciliation of the shares available to be issued under the 2021 EIP as of August 31, 2022:

Shares Available for Grant
Balance as of August 31, 2021	10,981,300
Restricted stock units granted, net of forfeitures(1)	(1,007,006)
Balance as of August 31, 2022	9,974,294

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
The following table summarizes restricted stock units activity from August 31, 2021 through August 31, 2022:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding as of August 31, 2021	5,909,131	$36.51
Changes during the period
Shares granted(1)	1,306,995	$68.11
Shares vested	(2,503,143)	$28.66
Shares forfeited	(299,989)	$42.90
Outstanding as of August 31, 2022	4,412,994	$49.87

(1)For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2022, the Company awarded approximately 0.7 million time-based restricted stock units, 0.2 million performance-based restricted stock units and 0.2 million market-based restricted stock units based on target performance criteria.
The following table represents the restricted stock units and stock appreciation rights (“SARS”) stock-based compensation information for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Intrinsic value of SARS exercised	$—	$—	$2
Fair value of restricted stock units vested	$72	$69	$56
Tax benefit for stock compensation expense(1)	$2	$1	$1
Unrecognized stock-based compensation expense — restricted stock units	$34
Remaining weighted-average period for restricted stock units expense	1.4 years

(1)Classified as income tax expense within the Consolidated Statements of Operations.
Employee Stock Purchase Plan
The maximum aggregate number of shares available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 23,000,000.
Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2022, 11,031,290 shares remained available for issue under the 2011 ESPP.
The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2022	2021	2020
Expected dividend yield	0.3%	0.5%	0.4%
Risk-free interest rate	0.1%	0.1%	1.9%
Expected volatility(1)	29.6%	32.9%	30.7%
Expected life	0.5 years	0.5 years	0.5 years

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends
The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2022 and 2021:

(in millions, except for per share data)	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2022:	October 21, 2021	$0.08	$12	November 15, 2021	December 1, 2021
	January 20, 2022	$0.08	$12	February 15, 2022	March 2, 2022
	April 21, 2022	$0.08	$12	May 16, 2022	June 2, 2022
	July 21, 2022	$0.08	$11	August 15, 2022	September 2, 2022
Fiscal Year 2021:	October 15, 2020	$0.08	$12	November 16, 2020	December 2, 2020
	January 21, 2021	$0.08	$12	February 15, 2021	March 2, 2021
	April 22, 2021	$0.08	$12	May 14, 2021	June 2, 2021
	July 22, 2021	$0.08	$12	August 13, 2021	September 2, 2021
Common Stock Outstanding
The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2022	2021	2020
Common stock outstanding:
Beginning balances	144,496,077	150,330,358	153,520,380
Shares issued upon exercise of stock options	—	9,321	56,999
Shares issued under employee stock purchase plan	970,480	1,288,397	1,106,852
Vesting of restricted stock	2,503,143	2,290,104	2,259,623
Purchases of treasury stock under employee stock plans	(713,667)	(622,703)	(621,250)
Treasury shares purchased(1)(2)	(11,762,053)	(8,799,400)	(5,992,246)
Ending balances	135,493,980	144,496,077	150,330,358

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of August 31, 2022, 12.4 million shares had been repurchased for $737 million and $263 million remains available under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”).
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
Sales of the Company’s products are concentrated among specific customers. For fiscal year 2022, the Company’s five largest customers accounted for approximately 44% of its net revenue and 79 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customers that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customers, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2022	2021	2020	2022	2021
Apple, Inc.(1)	19%	22%	20%	*	*
Amazon.com(2)	11%	*	11%	*	*

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
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, loss on debt extinguishment, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests.
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
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Fiscal Year Ended August 31,
	2022			2021			2020
	EMS	DMS	Total	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$6,112	$6,818	$12,930	$4,464	$7,183	$11,647	$4,363	$6,068	$10,431
Over time	10,625	9,923	20,548	9,440	8,198	17,638	9,730	7,105	16,835
Total	$16,737	$16,741	$33,478	$13,904	$15,381	$29,285	$14,093	$13,173	$27,266

The following tables set forth operating segment information (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Segment income and reconciliation of income before income tax
EMS	$727	$509	$374
DMS	816	732	490
Total segment income	$1,543	$1,241	$864
Reconciling items:
Amortization of intangibles	(34)	(47)	(56)
Stock-based compensation expense and related charges	(81)	(102)	(83)
Restructuring, severance and related charges	(18)	(10)	(157)
Distressed customer charges	—	—	(15)
Business interruption and impairment charges, net	—	1	(6)
Acquisition and integration charges	—	(4)	(31)
Loss on debt extinguishment	(4)	—	—
Gain (loss) on securities	—	2	(49)
Other expense (net of periodic benefit cost)	(29)	(13)	(47)
Interest income	5	6	15
Interest expense	(151)	(130)	(174)
Income before income tax	$1,231	$944	$261

	August 31, 2022	August 31, 2021
Total assets:
EMS	$5,402	$4,340
DMS	8,881	8,228
Other non-allocated assets	5,434	4,086
Total	$19,717	$16,654
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

	Fiscal Year Ended August 31,
	2022	2021	2020
External net revenue:
Singapore	$7,916	$7,943	$6,512
Mexico	5,630	4,323	4,686
China	5,272	4,666	4,583
Malaysia	2,709	2,121	1,903
Ireland	1,135	748	746
Other	5,427	4,669	4,088
Foreign source revenue	28,089	24,470	22,518
U.S.	5,389	4,815	4,748
Total	$33,478	$29,285	$27,266

	August 31, 2022	August 31, 2021
Long-lived assets:
China	$1,758	$2,046
Mexico	492	361
Malaysia	328	281
Switzerland	208	217
Singapore	138	128
Hungary	114	125
Vietnam	104	103
Taiwan	101	106
Other	553	526
Long-lived assets related to foreign operations	3,796	3,893
U.S.	1,020	1,079
Total	$4,816	$4,972
14. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Fiscal Year Ended August 31,
	2022(1)	2021	2020
Employee severance and benefit costs	$18	$5	$94
Lease costs	—	(1)	8
Asset write-off costs	—	5	33
Other costs	—	1	22
Total restructuring, severance and related charges(2)(3)	$18	$10	$157

(1)Recorded during the fiscal year ended August 31, 2022 for headcount reduction activities.
(2)As the Company continued to optimize its cost structure and improve operational efficiencies, $57 million of employee severance and benefit costs was incurred in connection with a reduction in the worldwide workforce during the fiscal year ended August 31, 2020. The remaining amount primarily relates to the 2020 Restructuring Plan, which was complete as of August 31, 2021.
(3)Includes $1 million, $0 million and $62 million recorded in the EMS segment, $10 million, $9 million and $76 million recorded in the DMS segment and $7 million, $1 million and $19 million of non-allocated charges for the fiscal years ended August 31, 2022, 2021 and 2020, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
2020 Restructuring Plan
On September 20, 2019, the Company’s Board of Directors formally approved a restructuring plan to realign the Company’s global capacity support infrastructure, particularly in the Company’s mobility footprint in China, in order to optimize organizational effectiveness. This action included headcount reductions and capacity realignment (the “2020 Restructuring Plan”).
The 2020 Restructuring Plan, totaling $86 million in restructuring and other related costs, was complete as of August 31, 2021.

15. Income Taxes
Provision for Income Taxes
Income (loss) before income tax expense is summarized below (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Domestic(1)	$(116)	$(271)	$(452)
Foreign(1)	1,347	1,215	713
Total	$1,231	$944	$261

(1)Includes the elimination of intercompany foreign dividends paid to the U.S.
Income tax expense (benefit) is summarized below (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Current:
Domestic - federal	$7	$7	$(3)
Domestic - state	2	3	1
Foreign	239	252	180
Total current	248	262	178
Deferred:
Domestic - federal	(25)	2	(10)
Foreign	12	(18)	36
Total deferred	(13)	(16)	26
Total income tax expense	$235	$246	$204

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is summarized below:

	Fiscal Year Ended August 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.7	0.2	(2.6)
Impact of foreign tax rates(1)(2)	(4.0)	(4.6)	(0.9)
Permanent differences	1.2	(0.4)	3.2
Income tax credits(1)	(0.5)	(0.4)	(2.5)
Changes in tax rates on deferred tax assets and liabilities(3)	—	—	10.3
Valuation allowance(4)	(3.3)	1.3	16.8
Equity compensation	(0.5)	0.6	2.2
Impact of intercompany charges and dividends	3.6	4.4	15.0
Global Intangible Low-Taxed Income	1.1	3.0	13.7
Other, net	(0.2)	0.9	2.0
Effective income tax rate	19.1%	26.0%	78.2%

(1)The Company has been granted tax incentives for various subsidiaries in China, Malaysia, Singapore and Vietnam, which primarily expire at various dates through fiscal year 2031 and are subject to certain conditions with which the Company expects to comply. These tax incentives resulted in a tax benefit of approximately $80 million ($0.57 per basic weighted average shares outstanding), $51 million ($0.34 per basic weighted average shares outstanding) and $43 million ($0.28 per basic weighted average shares outstanding) during the fiscal years ended August 31, 2022, 2021 and 2020, respectively.
(2)For the fiscal years ended August 31, 2022 and August 31, 2021, the impact of foreign tax rates was primarily related to increased income in low tax rate jurisdictions.
(3)For the fiscal year ended August 31, 2020, the changes in tax rates on deferred tax assets and liabilities was primarily due to the re-measurement of deferred tax assets related to an extension of a non-U.S. tax incentive of $21 million.
(4)For the fiscal year ended August 31, 2022, the valuation allowance change was primarily due to an income tax benefit of $26 million for the reversal of a portion of the U.S. valuation allowance and decreased deferred tax assets with corresponding valuation allowances due to the liquidation of certain non-U.S. subsidiaries. The valuation allowance change for the fiscal years ended August 31, 2021 and 2020 was primarily due to the change in deferred tax assets for sites with existing valuation allowances.
Deferred Tax Assets and Liabilities
Significant components of the deferred tax assets and liabilities are summarized below (in millions):

	August 31, 2022	August 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$176	$200
Receivables	4	8
Inventories	16	14
Compensated absences	13	13
Accrued expenses	106	115
Property, plant and equipment	66	71
Domestic tax credits	11	11
Foreign jurisdiction tax credits	4	10
Equity compensation	10	10
Domestic interest carryforwards	4	4
Cash flow hedges	—	10
Capital loss carryforwards	20	20
Revenue recognition	32	36
Operating and finance lease liabilities	72	60
Other	27	19
Total deferred tax assets before valuation allowances	561	601
Less valuation allowances	(281)	(353)
Net deferred tax assets	$280	$248
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$57	$60
Intangible assets	25	27
Operating lease assets	111	92
Other	10	4
Total deferred tax liabilities	$203	$183
Net deferred tax assets	$77	$65
Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net decrease in valuation allowances for the fiscal year ended August 31, 2022 is primarily due to the reversal of a portion of the U.S. valuation allowance and the change in deferred tax assets for sites with existing valuation allowances. The Company’s assessment that led to the partial release of the U.S. valuation allowance considered all available positive and negative evidence including, among other evidence, the impact of historical operating results and the impact of projected future taxable income upon application of the incremental cash tax savings approach for GILTI.
As of August 31, 2022, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. As of August 31, 2022, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $2.9 billion. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.2 billion.
Tax Carryforwards
The amount and expiration dates of income tax net operating loss carryforwards, tax credit carryforwards, and tax capital loss carryforwards, which are available to reduce future taxes, if any, as of August 31, 2022 are as follows (in millions):

	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Domestic - federal	2038 or indefinite	$13
Domestic - state	2042 or indefinite	$54
Foreign	2037 or indefinite	$567
Tax credit carryforwards:(1)
Domestic - federal	2032	$7
Domestic - state	2027 or indefinite	$4
Foreign(2)	Indefinite	$4
Tax capital loss carryforwards:(3)
Domestic - federal	2026	$76

(1)Net of unrecognized tax benefits.
(2)Calculated based on the deferral method and includes foreign investment tax credits.
(3)The tax capital loss carryforwards were primarily from an impairment of an investment that was deemed worthless for tax purposes.
Unrecognized Tax Benefits
Reconciliation of the unrecognized tax benefits is summarized below (in millions):

	Fiscal Year Ended August 31,
	2022	2021	2020
Beginning balance	$241	$190	$164
Additions for tax positions of prior years	22	15	10
Reductions for tax positions of prior years	(21)	(3)	(9)
Additions for tax positions related to current year(1)	36	36	27
Cash settlements	(3)	—	(1)
Reductions from lapses in statutes of limitations	(3)	(2)	(1)
Reductions from non-cash settlements with taxing authorities	(9)	—	(2)
Foreign exchange rate adjustment	(10)	5	2
Ending balance	$253	$241	$190
Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$150	$139	$109

(1)The additions for the fiscal years ended August 31, 2022, 2021 and 2020 are primarily related to taxation of certain intercompany transactions.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $30 million as of August 31, 2022 and 2021. The Company recognized interest and penalties of approximately $0 million, $7 million and $4 million during the fiscal years ended August 31, 2022, 2021 and 2020, respectively.
It is reasonably possible that the August 31, 2022 unrecognized tax benefits could decrease during the next 12 months by $18 million, primarily related to taxing authority agreements associated with intercompany transactions.
The Company is no longer subject to U.S. federal tax examinations for fiscal years before August 31, 2018. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2012 and August 31, 2009, respectively.
16. Business Acquisitions
During fiscal year 2018, the Company and Johnson & Johnson Medical Devices Companies (“JJMD”) entered into a framework agreement to form a strategic collaboration and expand its existing relationship. The strategic collaboration expands the Company’s medical device manufacturing portfolio, diversification and capabilities. During the fiscal year ended August

31, 2019, under the terms of the framework agreement, the Company completed the initial and second closings of its acquisition of certain assets of JJMD.
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
The acquisitions of the JJMD assets were accounted for as separate business combinations for each closing using the acquisition method of accounting. The results of operations were included in the Company’s consolidated financial results beginning on September 30, 2019 for the third closing and October 26, 2020 for the fourth closing. The Company believes it is impracticable to provide pro forma information for the acquisitions of the JJMD assets.
17. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		August 31, 2022	August 31, 2021
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$14	$36
Prepaid expenses and other current assets:
Short-term investments	Level 1		16	18
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	3	9
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	13	20
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 11)	Level 2	(3)	13	9
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	$32	$6
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	76	9
Interest rate swaps:
Derivatives not designated as hedging instruments (Note 11)	Level 2	(3)	—	3
Extended interest rate swap not designated as a hedging instrument (Note 11)	Level 2	(4)	—	10
Other liabilities:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 11)	Level 2	(3)	—	7

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
Assets Held for Sale
The following table presents the assets held for sale (in millions):

	August 31, 2022	August 31, 2021
	Carrying Amount	Carrying Amount
Assets held for sale (1)	$—	$61

(1)During the fiscal year ended August 31, 2022, the Company sold assets held for sale with a carrying value of $61 million.
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair value of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			August 31, 2022		August 31, 2021
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 7)
4.700% Senior Notes	Level 2	(1)	$—	$—	$499	$521
4.900% Senior Notes	Level 3	(2)	$300	$300	$300	$322
3.950% Senior Notes	Level 2	(1)	$497	$471	$496	$555
3.600% Senior Notes	Level 2	(1)	$496	$440	$495	$541
3.000% Senior Notes	Level 2	(1)	$592	$500	$591	$618
1.700% Senior Notes	Level 2	(1)	$497	$446	$496	$504
4.250% Senior Notes	Level 2	(1)	$493	$483	$—	$—

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

JABIL INC. Registrant

Date: October 25, 2022	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ MARK T. MONDELLO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 25, 2022
Mark T. Mondello

By:	/s/ STEVEN A. RAYMUND	Lead Independent Director	October 25, 2022
Steven A. Raymund

By:	/s/ THOMAS A. SANSONE	Vice Chairman of the Board of Directors	October 25, 2022
Thomas A. Sansone

By:	/s/ MICHAEL DASTOOR	Chief Financial Officer (Principal Financial and Accounting Officer)	October 25, 2022
Michael Dastoor

By:	/s/ ANOUSHEH ANSARI	Director	October 25, 2022
Anousheh Ansari

By:	/s/ MARTHA F. BROOKS	Director	October 25, 2022
Martha F. Brooks

By:	/s/ CHRISTOPHER S. HOLLAND	Director	October 25, 2022
Christopher S. Holland

By:	/s/ JOHN C. PLANT	Director	October 25, 2022
John C. Plant

By:	/s/ DAVID M. STOUT	Director	October 25, 2022
David M. Stout

By:	/s/ KATHLEEN A. WALTERS	Director	October 25, 2022
Kathleen A. Walters

SCHEDULE II
JABIL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2022	$85	$23	$—	$(26)	$82
Fiscal year ended August 31, 2021	$85	$33	$—	$(33)	$85
Fiscal year ended August 31, 2020	$70	$60	$—	$(45)	$85

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Reductions Charged to Costs and Expenses	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2022	$353	$19	$(31)	$(60)	$281
Fiscal year ended August 31, 2021	$341	$18	$—	$(6)	$353
Fiscal year ended August 31, 2020	$288	$54	$9	$(10)	$341

See accompanying report of independent registered public accounting firm.