Form 10-Q
period 2022-11-30
JABIL INC
filed 2023-01-06
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 30, 2022, there were 133,275,064 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	November 30, 2022 (Unaudited)	August 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,217	$1,478
Accounts receivable, net of allowance for credit losses	4,498	3,995
Contract assets	1,282	1,196
Inventories, net	6,429	6,128
Prepaid expenses and other current assets	1,252	1,111
Total current assets	14,678	13,908
Property, plant and equipment, net of accumulated depreciation of $5,812 as of November 30, 2022 and $5,624 as of August 31, 2022	3,928	3,954
Operating lease right-of-use asset	524	500
Goodwill	708	704
Intangible assets, net of accumulated amortization of $480 as of November 30, 2022 and $471 as of August 31, 2022	150	158
Deferred income taxes	208	199
Other assets	310	294
Total assets	$20,506	$19,717
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$300	$300
Accounts payable	8,042	8,006
Accrued expenses	5,901	5,272
Current operating lease liabilities	129	119
Total current liabilities	14,372	13,697
Notes payable and long-term debt, less current installments	2,576	2,575
Other liabilities	292	272
Non-current operating lease liabilities	421	417
Income tax liabilities	196	182
Deferred income taxes	119	122
Total liabilities	17,976	17,265
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 272,753,393 and 270,891,715 shares issued and 134,231,300 and 135,493,980 shares outstanding as of November 30, 2022 and August 31, 2022, respectively	—	—
Additional paid-in capital	2,696	2,655
Retained earnings	3,849	3,638
Accumulated other comprehensive loss	(22)	(42)
Treasury stock at cost, 138,522,093 and 135,397,735 shares as of November 30, 2022 and August 31, 2022, respectively	(3,994)	(3,800)
Total Jabil Inc. stockholders’ equity	2,529	2,451
Noncontrolling interests	1	1
Total equity	2,530	2,452
Total liabilities and equity	$20,506	$19,717
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended
	November 30, 2022	November 30, 2021
Net revenue	$9,635	$8,567
Cost of revenue	8,892	7,892
Gross profit	743	675
Operating expenses:
Selling, general and administrative	319	308
Research and development	9	9
Amortization of intangibles	8	8
Restructuring, severance and related charges	45	—
Operating income	362	350
Other expense	15	1
Interest income	(13)	(1)
Interest expense	61	33
Income before income tax	299	317
Income tax expense	76	76
Net income	223	241
Net income attributable to noncontrolling interests, net of tax	—	—
Net income attributable to Jabil Inc.	$223	$241
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.65	$1.68
Diluted	$1.61	$1.63
Weighted average shares outstanding:
Basic	134.8	144.1
Diluted	138.0	147.7
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended
	November 30, 2022	November 30, 2021
Net income	$223	$241
Other comprehensive income (loss):
Change in foreign currency translation	4	(27)
Change in derivative instruments:
Change in fair value of derivatives	(25)	6
Adjustment for net losses realized and included in net income	43	2
Total change in derivative instruments	18	8
Actuarial loss	(3)	(5)
Prior service credit	1	1
Total other comprehensive income (loss)	20	(23)
Comprehensive income	$243	$218
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Jabil Inc.	$243	$218
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended
	November 30, 2022	November 30, 2021
Total stockholders' equity, beginning balances	$2,452	$2,137
Common stock:	—	—
Additional paid-in capital:
Beginning balances	2,655	2,533
Recognition of stock-based compensation	41	34
Ending balances	2,696	2,567
Retained earnings:
Beginning balances	3,638	2,688
Declared dividends	(12)	(12)
Net income attributable to Jabil Inc.	223	241
Ending balances	3,849	2,917
Accumulated other comprehensive loss:
Beginning balances	(42)	(25)
Other comprehensive income (loss)	20	(23)
Ending balances	(22)	(48)
Treasury stock:
Beginning balances	(3,800)	(3,060)
Purchases of treasury stock under employee stock plans	(33)	(43)
Treasury shares purchased	(161)	(127)
Ending balances	(3,994)	(3,230)
Noncontrolling interests:
Beginning balances	1	1
Net income attributable to noncontrolling interests	—	—
Ending balances	1	1
Total stockholders' equity, ending balances	$2,530	$2,207

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended
	November 30, 2022	November 30, 2021
Cash flows provided by (used in) operating activities:
Net income	$223	$241
Depreciation, amortization, and other, net	263	269
Change in operating assets and liabilities, exclusive of net assets acquired	(320)	(556)
Net cash provided by (used in) operating activities	166	(46)
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(314)	(281)
Proceeds and advances from sale of property, plant and equipment	150	208
Other, net	(12)	—
Net cash used in investing activities	(176)	(73)
Cash flows used in financing activities:
Borrowings under debt agreements	1,026	550
Payments toward debt agreements	(1,061)	(574)
Payments to acquire treasury stock	(161)	(127)
Dividends paid to stockholders	(12)	(14)
Treasury stock minimum tax withholding related to vesting of restricted stock	(33)	(43)
Net cash used in financing activities	(241)	(208)
Effect of exchange rate changes on cash and cash equivalents	(10)	(11)
Net decrease in cash and cash equivalents	(261)	(338)
Cash and cash equivalents at beginning of period	1,478	1,567
Cash and cash equivalents at end of period	$1,217	$1,229
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2022. Results for the three months ended November 30, 2022 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2023.
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
As of November 30, 2022, the Company may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under eight trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to the trade accounts receivable sale programs recognized during the three months ended November 30, 2022 and 2021 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2022	November 30, 2021
Trade accounts receivable sold(1)	$3,528	$1,968
Cash proceeds received	$3,518	$1,967
Pre-tax losses on sale of receivables(2)	$10	$1

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statement of Operations.
3. Inventories
Inventories consist of the following (in millions):

	November 30, 2022	August 31, 2022
Raw materials	$5,446	$4,918
Work in process	546	687
Finished goods	517	605
Reserve for excess and obsolete inventory	(80)	(82)
Inventories, net	$6,429	$6,128

4. Leases

During fiscal year 2023, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of November 30, 2022 were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$57	$15	$23	$14	$5
Finance lease obligations(1)	$71	$45	$24	$2	$—

(1)Excludes $64 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of November 30, 2022 and August 31, 2022 are summarized below (in millions):

	Maturity Date	November 30, 2022	August 31, 2022
4.900% Senior Notes	Jul 14, 2023	$300	$300
3.950% Senior Notes	Jan 12, 2028	497	497
3.600% Senior Notes	Jan 15, 2030	496	496
3.000% Senior Notes	Jan 15, 2031	592	592
1.700% Senior Notes	Apr 15, 2026	497	497
4.250% Senior Notes	May 15, 2027	494	493
Borrowings under credit facilities(1)	Jan 22, 2024 and Jan 22, 2026	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,876	2,875
Less current installments of notes payable and long-term debt		300	300
Notes payable and long-term debt, less current installments		$2,576	$2,575

(1)As of November 30, 2022, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on April 28, 2021 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.900%, 3.950%, 3.600%, 3.000%, 1.700% or 4.250% Senior Notes upon a change of control. As of November 30, 2022 and August 31, 2022, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months ended November 30, 2022 and 2021 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2022.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. As of November 30, 2022, the Company had no available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2022	November 30, 2021
Trade accounts receivable sold(1)	$1,066	$1,032
Cash proceeds received(2)	$1,058	$1,030
Pre-tax losses on sale of receivables(3)	$8	$2

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
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2022 and August 31, 2022, the Company was in compliance with all covenants under the global asset-backed securitization program.

7. Accrued Expenses
Accrued expenses consist of the following (in millions):

	November 30, 2022	August 31, 2022
Inventory deposits	$1,690	$1,586
Contract liabilities(1)	1,070	796
Accrued compensation and employee benefits	798	806
Other accrued expenses	2,343	2,084
Accrued expenses	$5,901	$5,272

(1)Revenue recognized during the three months ended November 30, 2022 and 2021 that was included in the contract liability balance as of August 31, 2022 and 2021 was $139 million and $98 million, respectively.
8. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months ended November 30, 2022 and 2021 (in millions):

	Three months ended
	November 30, 2022	November 30, 2021
Service cost(1)	$4	$6
Interest cost(2)	3	1
Expected long-term return on plan assets(2)	(5)	(4)
Recognized actuarial gain(2)	(2)	(3)
Amortization of actuarial gain(2)(3)	(1)	(2)
Amortization of prior service cost(2)	1	1
Net periodic benefit cost	$—	$(1)

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.1 billion and $1.4 billion as of November 30, 2022 and August 31, 2022, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2022 and November 30, 2023.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of November 30, 2022 and August 31, 2022, was $3.5 billion and $3.4 billion, respectively.
The gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded.
In addition, the Company has entered into forward foreign currency exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The net investment hedges have an aggregate notional amount outstanding of $0.1 billion and $0.0 billion as of November 30, 2022 and August 31, 2022, respectively, and are expected to mature in August 2023. The effective portion of the gain or loss on net investment hedges is reported in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The excluded components for the net investment hedges are not material and are recognized in interest expense.
Refer to Note 16 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.
The following table presents the net (losses) gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Gain on Derivatives Recognized in Net Income	Amount of (Loss) Gain Recognized in Net Income on Derivatives
		Three months ended
		November 30, 2022	November 30, 2021
Forward foreign exchange contracts(1)	Cost of revenue	$(46)	$38

(1)For the three months ended November 30, 2022, the Company recognized $49 million of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. For the three months ended November 30, 2021, the Company recognized $27 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of November 30, 2022, which have been designated as hedging instruments and are accounted for as cash flow hedges (in millions):

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
(2)If the anticipated debt issuance occurs before July 31, 2024, the contracts will be terminated simultaneously with the debt issuance.
10. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the three months ended November 30, 2022 (in millions):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2022	$(88)	$(3)	$65	$(16)	$(42)
Other comprehensive income (loss) before reclassifications	4	(25)	—	—	(21)
Amounts reclassified from AOCI	—	43	(3)	1	41
Other comprehensive income (loss)(1)	4	18	(3)	1	20
Balance as of November 30, 2022	$(84)	$15	$62	$(15)	$(22)

(1)Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended
Comprehensive Income Components	Financial Statement Line Item	November 30, 2022	November 30, 2021
Realized losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$43	$1
Interest rate contracts	Interest expense	—	1
Actuarial gain	(2)	(3)	(5)
Prior service cost	(2)	1	1
Total amounts reclassified from AOCI(3)		$41	$(2)

(1)The Company expects to reclassify $16 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 8 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months ended November 30, 2022 and 2021.
11. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended
	November 30, 2022	November 30, 2021
Restricted stock units	$38	$32
Employee stock purchase plan	4	3
Total	$42	$35
As of November 30, 2022, the shares available to be issued under the 2021 Equity Incentive Plan were 8,394,608.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the three months ended November 30, 2022 and 2021, the Company awarded approximately 0.9 million and 0.7 million time-based restricted stock units, respectively, 0.2 million and 0.2 million performance-based restricted stock units, respectively, and 0.2 million and 0.2 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

November 30, 2022
Unrecognized stock-based compensation expense—restricted stock units	$79
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding

The following represents the common stock outstanding for the periods indicated:

	Three months ended
	November 30, 2022	November 30, 2021
Common stock outstanding:
Beginning balances	135,493,980	144,496,077
Vesting of restricted stock	1,861,678	2,425,472
Purchases of treasury stock under employee stock plans	(523,407)	(690,555)
Treasury shares purchased(1)(2)	(2,600,951)	(2,064,985)
Ending balances	134,231,300	144,166,009

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of November 30, 2022, 15.0 million shares had been repurchased for $898 million and $102 million remains available under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of November 30, 2022, no shares had been repurchased under the 2023 Share Repurchase Program.
12. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2022, the Company’s five largest customers accounted for approximately 47% of its net revenue and 75 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
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

The following table sets forth operating segment information (in millions):

	Three months ended
	November 30, 2022	November 30, 2021
Segment income and reconciliation of income before income tax
EMS	$198	$147
DMS	263	253
Total segment income	$461	$400
Reconciling items:
Amortization of intangibles	(8)	(8)
Stock-based compensation expense and related charges	(42)	(35)
Restructuring, severance and related charges	(45)	—
Other expense (net of periodic benefit cost)	(19)	(8)
Interest income	13	1
Interest expense	(61)	(33)
Income before income tax	$299	$317

The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	November 30, 2022			November 30, 2021
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,538	$2,280	$3,818	$1,407	$2,370	$3,777
Over time	3,008	2,809	5,817	2,451	2,339	4,790
Total	$4,546	$5,089	$9,635	$3,858	$4,709	$8,567

The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2022	November 30, 2021
Foreign source revenue	85.7%	84.8%

13. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended
	November 30, 2022(1)	November 30, 2021
Employee severance and benefit costs	$40	$1
Lease costs	—	(1)
Asset write-off costs	1	—
Other costs	4	—
Total restructuring, severance and related charges(2)	$45	$—

(1)Primarily relates to headcount reduction to further optimize the Company’s business activities and includes $4 million recorded in the EMS segment, $33 million recorded in the DMS segment and $8 million of non-allocated charges for the three months ended November 30, 2022. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
(2)The restructuring liability is $54 million as of November 30, 2022, which primarily relates to employee severance and benefit costs incurred in fiscal year 2022 and the three months ended November 30, 2022. We expect the majority of the severance to be paid during fiscal year 2023.

14. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended
	November 30, 2022	November 30, 2021
U.S. federal statutory income tax rate	21.0%	21.0%
Effective income tax rate	25.6%	23.9%
The effective income tax rate differed for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, primarily due to increased losses in tax jurisdictions with minimal related income tax benefit, driven in part by restructuring charges, for the three months ended November 30, 2022.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months ended November 30, 2022 and 2021, primarily due to: (i) losses in tax jurisdictions with existing valuation allowances and (ii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam.

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

	Three months ended
	November 30, 2022	November 30, 2021
Restricted stock units	365.9	575.8
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2022 and 2021 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2023:	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
Fiscal Year 2022:	October 21, 2021	$0.08	$12	November 15, 2021	December 1, 2021
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		November 30, 2022	August 31, 2022
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$8	$14
Prepaid expenses and other current assets:
Short-term investments	Level 1		22	16
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	12	3
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	29	13
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 9)	Level 2	(3)	19	13
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	$31	$32
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	60	76

(1)Consist of investments that are readily convertible to cash with original maturities of 90 days or less.

(2)The Company’s forward foreign exchange contracts, including cash flow hedges and net investment hedges are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			November 30, 2022		August 31, 2022
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
4.900% Senior Notes	Level 3	(1)	$300	$299	$300	$300
3.950% Senior Notes	Level 2	(2)	$497	$471	$497	$471
3.600% Senior Notes	Level 2	(2)	$496	$448	$496	$440
3.000% Senior Notes	Level 2	(2)	$592	$498	$592	$500
1.700% Senior Notes	Level 2	(2)	$497	$445	$497	$446
4.250% Senior Notes	Level 2	(2)	$494	$479	$493	$483

(1)This fair value estimate is based on the Company’s indicative borrowing cost derived from discounted cash flows.
(2)The fair value estimates are based upon observable market data.
17. Commitments and Contingencies

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

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q and in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 such as, scheduling production, managing growth and capital expenditures and maximizing the efficiency of our manufacturing capacity effectively; managing rapid declines or increases in customer demand and other related customer challenges that may occur; the scope and duration of the COVID-19 outbreak and its impact on our operations, sites, customers and supply chain; our dependence on a limited number of customers; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks arising from relationships with emerging companies; changes in technology and competition in our industry; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; risks associated with international sales and operations; energy price increases or shortages; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; and asset impairment); changes in financial accounting standards or policies; and risk of natural disaster, climate change or other global events. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its subsidiaries, except where the context otherwise requires.

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Ireland, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 85.7% of net revenue from our international operations for the three months ended November 30, 2022. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of November 30, 2022 contained herein.
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
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended
	November 30, 2022	November 30, 2021
Net revenue	$9,635	$8,567
Gross profit	$743	$675
Operating income	$362	$350
Net income attributable to Jabil Inc.	$223	$241
Earnings per share—basic	$1.65	$1.68
Earnings per share—diluted	$1.61	$1.63
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2022	August 31, 2022	November 30, 2021
Sales cycle(1)	39 days	32 days	22 days
Inventory turns (annualized)(2)	5 turns	5 turns	5 turns
Days in accounts receivable(3)	42 days	40 days	41 days
Days in inventory(4)	78 days	79 days	66 days
Days in accounts payable(5)	81 days	87 days	85 days

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
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2022, the increase in days in inventory from the three months ended November 30, 2021 was primarily due to higher raw material balances due to supply chain constraints.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2022, the decrease in days in accounts payable from the prior sequential quarter and the three months ended November 30, 2021, was primarily due to timing of purchases and cash payments during the quarter.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.
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

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021	Change
Net revenue	$9,635	$8,567	12.5%

Net revenue increased during the three months ended November 30, 2022, compared to the three months ended November 30, 2021. Specifically, the EMS segment net revenue increased 18% due to: (i) a 5% increase in revenues from existing customers within our 5G, wireless and cloud business, (ii) a 5% increase in revenues from existing customers within our digital print and retail business, (iii) a 4% increase in revenues from existing customers within our networking and storage business, and (iv) a 4% increase in revenues from existing customers within our industrial and capital equipment business. The DMS segment net revenue increased 8% due to: (i) a 7% increase in revenues from existing customers within our automotive and transportation business, and (ii) a 3% increase in revenues from existing customers within our healthcare and packaging business. The increase is partially offset by (i) a 1% decrease in revenues from existing customer within our mobility business and (ii) a 1% decrease in revenues from existing customers within our connected devices business.
We expect an additional $300 million in components that we procure and integrate for our cloud business will shift from a purchase and resale model to a customer-controlled consignment service model for a total of $800 million during fiscal year 2023. As a result of this continued transition, revenue associated with these components are shown on a net basis and as a result, we expect higher gross margins and lower cash used in this business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2022	November 30, 2021
EMS	47%	45%
DMS	53%	55%
Total	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2022	November 30, 2021
Foreign source revenue	85.7%	84.8%
Gross Profit

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021
Gross profit	$743	$675
Percent of net revenue	7.7%	7.9%

Gross profit as a percentage of net revenue decreased for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, primarily due to product mix.
Selling, General and Administrative

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021	Change
Selling, general and administrative	$319	$308	$11
Selling, general and administrative expenses increased during the three months ended November 30, 2022, compared to the three months ended November 30, 2021. The increase is primarily due to a $7 million increase in stock-based compensation expense due to higher anticipated achievement levels for certain performance-based stock awards and awards granted during the three months ended November 30, 2022.
Research and Development

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021
Research and development	$9	$9
Percent of net revenue	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months ended November 30, 2022, compared to the three months ended November 30, 2021.
Amortization of Intangibles

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021	Change
Amortization of intangibles	$8	$8	$—
Amortization of intangibles remained consistent during the three months ended November 30, 2022, compared to the three months ended November 30, 2021.

Restructuring, Severance and Related Charges

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021	Change
Restructuring, severance and related charges	$45	$—	$45
Restructuring, severance and related charges during the three months ended November 30, 2022, primarily relates to headcount reduction to further optimize our business activities.

Other Expense

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021	Change
Other expense	$15	$1	$14
The change in other expense during the three months ended November 30, 2022, compared to the three months ended November 30, 2021, is primarily due to higher interest rates and an increase in fees associated with higher utilization of the trade accounts receivable sales programs.

Interest Income

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021	Change
Interest income	$13	$1	$12
Interest income increased during the three months November 30, 2022, compared to the three months ended November 30, 2021, primarily due to higher interest rates on cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest Expense

	Three months ended
(dollars in millions)	November 30, 2022	November 30, 2021	Change
Interest expense	$61	$33	$28
Interest expense increased during the three months ended November 30, 2022, compared to the three months ended November 30, 2021, primarily due to higher interest rates on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended
	November 30, 2022	November 30, 2021	Change
Effective income tax rate	25.6%	23.9%	1.7%
The effective income tax rate differed for the three months ended November 30, 2022, compared to the three months ended November 30, 2021, primarily due to increased losses in tax jurisdictions with minimal related income tax benefit, driven in part by restructuring charges, for the three months ended November 30, 2022.
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
For fiscal year 2023, the Company adopted an annual normalized tax rate (“normalized core tax rate”) for the computation of the non-GAAP (core) income tax provision to provide better consistency across reporting periods. In estimating the normalized core tax rate annually, the Company utilizes a full-year financial projection of core earnings that considers the mix of earnings across tax jurisdictions, existing tax positions, and other significant tax matters. The Company may adjust the normalized core tax rate during the year for material impacts from new tax legislation or material changes to the Company’s operations.
Prior to fiscal year 2023, the Company determined the tax effect of the items included and excluded from core earnings quarterly.
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended
(in millions, except for per share data)	November 30, 2022	November 30, 2021
Operating income (U.S. GAAP)	$362	$350
Amortization of intangibles	8	8
Stock-based compensation expense and related charges	42	35
Restructuring, severance and related charges(1)	45	—
Net periodic benefit cost(2)	4	7
Adjustments to operating income	99	50
Core operating income (Non-GAAP)	$461	$400
Net income attributable to Jabil Inc. (U.S. GAAP)	$223	$241
Adjustments to operating income	99	50
Net periodic benefit cost(2)	(4)	(7)
Adjustments for taxes	1	—
Core earnings (Non-GAAP)	$319	$284
Diluted earnings per share (U.S. GAAP)	$1.61	$1.63
Diluted core earnings per share (Non-GAAP)	$2.31	$1.92
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	138.0	147.7

(1)Recorded during the three months ended November 30, 2022, related to headcount reduction to further optimize our business activities.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
Adjusted Free Cash Flow

	Three months ended
(in millions)	November 30, 2022	November 30, 2021
Net cash provided by (used in) operating activities (U.S. GAAP)	$166	$(46)
Acquisition of property, plant and equipment (“PP&E”)(1)	(314)	(281)
Proceeds and advances from sale of PP&E(1)	150	208
Adjusted free cash flow (Non-GAAP)	$2	$(119)

(1)Certain customers co-invest in property, plant and equipment (“PP&E”) with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognized the cash receipts in proceeds and advances from the sale of PP&E.
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes cash on hand, available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash flows provided by operating activities and access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved programs, any potential acquisitions, our working capital requirements and our contractual obligations for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Cash and Cash Equivalents
As of November 30, 2022, we had approximately $1.2 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of November 30, 2022 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities

Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	Borrowings under revolving credit facilities(1)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2022	$300	$497	$496	$592	$497	$493	$—	$—	$2,875
Borrowings	—	—	—	—	—	—	1,026	—	1,026
Payments	—	—	—	—	—	—	(1,026)	—	(1,026)
Other	—	—	—	—	—	1	—	—	1
Balance as of November 30, 2022	$300	$497	$496	$592	$497	$494	$—	$—	$2,876
Maturity Date	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Jan 22, 2024 and Jan 22, 2026	Jul 31, 2026
Original Facility/ Maximum Capacity(1)	$300 million	$500 million	$500 million	$600 million	$500 million	$500 million	$3.8 billion(1)	$2 million

(1)As of November 30, 2022, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on April 28, 2021 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statement of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2022 and August 31, 2022, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months ended November 30, 2022 and 2021 were not material. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2022.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. During the three months ended November 30, 2022, we sold $1.1 billion of trade accounts receivable and we received cash proceeds of $1.1 billion. As of November 30, 2022, we had no available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2022 and August 31, 2022, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 6 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
As of November 30, 2022, we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under eight trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.

During the three months ended November 30, 2022, we sold $3.5 billion of trade accounts receivable under these programs and we received cash proceeds of $3.5 billion. As of November 30, 2022, we had up to $1.1 billion in available liquidity under our trade accounts receivable sale programs.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Three months ended
	November 30, 2022	November 30, 2021
Net cash provided by (used in) operating activities	$166	$(46)
Net cash used in investing activities	(176)	(73)
Net cash used in financing activities	(241)	(208)
Effect of exchange rate changes on cash and cash equivalents	(10)	(11)
Net decrease in cash and cash equivalents	$(261)	$(338)
Operating Activities
Net cash provided by operating activities during the three months ended November 30, 2022, was primarily due to non-cash expenses and net income and an increase in accounts payable, accrued expenses and other liabilities. These increases were partially offset by an increase in accounts receivable, inventories, contract assets, and prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in accounts receivable is primarily driven by higher sales and the timing of collections. The increase in inventories is primarily due to higher raw material balances due to supply chain constraints. The increase in contract assets is primarily due to timing of revenue recognition for over time customers. The increase in prepaid expenses and other current assets is primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2022 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2022 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) the purchase of treasury stock under employee stock plans, and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
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
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2022 Share Repurchase Program”). As of November 30, 2022, 15.0 million shares had been repurchased for $898 million and $102 million remains available under the 2022 Share Repurchase Program.
In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of November 30, 2022, no shares had been repurchased under the 2023 Share Repurchase Program.
Contractual Obligations
As of the date of this report, other than the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2022 to our contractual obligations and commitments and the related cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2022. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended November 30, 2022, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See the discussion in Note 17 - “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(2)(3)
September 1, 2022 - September 30, 2022	866,599	$58.66	866,599	$1,212
October 1, 2022 - October 31, 2022	1,083,125	$60.33	584,631	$1,178
November 1, 2022 - November 30, 2022	1,174,634	$66.21	1,149,721	$1,102
Total	3,124,358	$62.08	2,600,951

(1)The purchases include amounts that are attributable to 523,407 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-Q	3.2	8/31/2022

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.8).	8-K	4.1	5/4/2022

4.4	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.5	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.6	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.7	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.8	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

10.1†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).

10.2†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).

10.3†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).

10.4†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash-Settled-NON-Employee Director).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2022 and August 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended November 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: January 6, 2023	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: January 6, 2023	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer