Form 10-Q
period 2023-02-28
JABIL INC
filed 2023-04-05
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 29, 2023, there were 132,684,313 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	February 28, 2023 (Unaudited)	August 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,200	$1,478
Accounts receivable, net of allowance for credit losses	3,715	3,995
Contract assets	1,175	1,196
Inventories, net	6,519	6,128
Prepaid expenses and other current assets	1,172	1,111
Total current assets	13,781	13,908
Property, plant and equipment, net of accumulated depreciation of $5,963 as of February 28, 2023 and $5,624 as of August 31, 2022	3,903	3,954
Operating lease right-of-use asset	501	500
Goodwill	710	704
Intangible assets, net of accumulated amortization of $489 as of February 28, 2023 and $471 as of August 31, 2022	142	158
Deferred income taxes	217	199
Other assets	313	294
Total assets	$19,567	$19,717
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$323	$300
Accounts payable	6,965	8,006
Accrued expenses	5,866	5,272
Current operating lease liabilities	128	119
Total current liabilities	13,282	13,697
Notes payable and long-term debt, less current installments	2,577	2,575
Other liabilities	297	272
Non-current operating lease liabilities	405	417
Income tax liabilities	206	182
Deferred income taxes	126	122
Total liabilities	16,893	17,265
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 273,531,447 and 270,891,715 shares issued and 133,238,368 and 135,493,980 shares outstanding as of February 28, 2023 and August 31, 2022, respectively	—	—
Additional paid-in capital	2,742	2,655
Retained earnings	4,046	3,638
Accumulated other comprehensive income (loss)	9	(42)
Treasury stock at cost, 140,293,079 and 135,397,735 shares as of February 28, 2023 and August 31, 2022, respectively	(4,124)	(3,800)
Total Jabil Inc. stockholders’ equity	2,673	2,451
Noncontrolling interests	1	1
Total equity	2,674	2,452
Total liabilities and equity	$19,567	$19,717
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net revenue	$8,134	$7,553	$17,769	$16,120
Cost of revenue	7,473	6,944	16,365	14,836
Gross profit	661	609	1,404	1,284
Operating expenses:
Selling, general and administrative	285	280	604	588
Research and development	8	8	17	17
Amortization of intangibles	9	8	17	16
Restructuring, severance and related charges	—	—	45	—
Operating income	359	313	721	663
Other expense (income)	17	(4)	32	(3)
Interest income	(17)	—	(30)	(1)
Interest expense	72	33	133	66
Income before income tax	287	284	586	601
Income tax expense	80	62	156	138
Net income	207	222	430	463
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Net income attributable to Jabil Inc.	$207	$222	$430	$463
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.55	$1.55	$3.21	$3.22
Diluted	$1.52	$1.51	$3.14	$3.15
Weighted average shares outstanding:
Basic	133.6	143.5	134.2	143.8
Diluted	136.3	146.4	137.1	147.0
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net income	$207	$222	$430	$463
Other comprehensive income (loss):
Change in foreign currency translation	14	16	18	(11)
Change in derivative instruments:
Change in fair value of derivatives	18	19	(7)	25
Adjustment for net losses (gains) realized and included in net income	1	(5)	44	(3)
Total change in derivative instruments	19	14	37	22
Actuarial loss	(2)	(5)	(5)	(10)
Prior service credit	—	1	1	2
Total other comprehensive income	31	26	51	3
Comprehensive income	$238	$248	$481	$466
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Jabil Inc.	$238	$248	$481	$466
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Total stockholders' equity, beginning balances	$2,530	$2,207	$2,452	$2,137
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	2,696	2,567	2,655	2,533
Shares issued under employee stock purchase plan	27	26	27	26
Recognition of stock-based compensation	19	15	60	49
Ending balances	2,742	2,608	2,742	2,608
Retained earnings:
Beginning balances	3,849	2,917	3,638	2,688
Declared dividends	(10)	(12)	(22)	(24)
Net income attributable to Jabil Inc.	207	222	430	463
Ending balances	4,046	3,127	4,046	3,127
Accumulated other comprehensive (loss) income:
Beginning balances	(22)	(48)	(42)	(25)
Total other comprehensive income	31	26	51	3
Ending balances	9	(22)	9	(22)
Treasury stock:
Beginning balances	(3,994)	(3,230)	(3,800)	(3,060)
Purchases of treasury stock under employee stock plans	(3)	(1)	(36)	(44)
Treasury shares purchased	(127)	(145)	(288)	(272)
Ending balances	(4,124)	(3,376)	(4,124)	(3,376)
Noncontrolling interests:
Beginning balances	1	1	1	1
Net income attributable to noncontrolling interests	—	—	—	—
Ending balances	1	1	1	1
Total stockholders' equity, ending balances	$2,674	$2,338	$2,674	$2,338

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended
	February 28, 2023	February 28, 2022
Cash flows provided by operating activities:
Net income	$430	$463
Depreciation, amortization, and other, net	514	524
Change in operating assets and liabilities, exclusive of net assets acquired	(364)	(787)
Net cash provided by operating activities	580	200
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(637)	(704)
Proceeds and advances from sale of property, plant and equipment	169	430
Cash paid for business and intangible asset acquisitions, net of cash	—	(18)
Other, net	(16)	—
Net cash used in investing activities	(484)	(292)
Cash flows used in financing activities:
Borrowings under debt agreements	2,021	984
Payments toward debt agreements	(2,070)	(1,038)
Payments to acquire treasury stock	(288)	(272)
Dividends paid to stockholders	(23)	(25)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	27	26
Treasury stock minimum tax withholding related to vesting of restricted stock	(36)	(44)
Other, net	(2)	(12)
Net cash used in financing activities	(371)	(381)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net decrease in cash and cash equivalents	(278)	(474)
Cash and cash equivalents at beginning of period	1,478	1,567
Cash and cash equivalents at end of period	$1,200	$1,093
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2022. Results for the six months ended February 28, 2023 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2023.
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
As of February 28, 2023, the Company may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.1 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to the trade accounts receivable sale programs recognized during the three months and six months ended February 28, 2023 and 2022 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Trade accounts receivable sold(1)	$2,922	$1,966	$6,450	$3,934
Cash proceeds received	$2,914	$1,965	$6,432	$3,932
Pre-tax losses on sale of receivables(2)	$8	$1	$18	$2

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	February 28, 2023	August 31, 2022
Raw materials	$5,576	$4,918
Work in process	499	687
Finished goods	522	605
Reserve for excess and obsolete inventory	(78)	(82)
Inventories, net	$6,519	$6,128

4. Leases
During fiscal year 2023, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of February 28, 2023 were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$70	$19	$29	$17	$5
Finance lease obligations(1)	$75	$45	$30	$—	$—

(1)Excludes $204 million of payments related to operating and finance leases signed but not yet commenced. Of these excluded payments, $122 million relates to a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. This is also the Company’s maximum exposure to loss related to the VIE. The Company expects the lease related to the VIE to commence in fiscal year 2024. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of February 28, 2023 and August 31, 2022 are summarized below (in millions):

	Maturity Date	February 28, 2023	August 31, 2022
4.900% Senior Notes	Jul 14, 2023	$300	$300
3.950% Senior Notes	Jan 12, 2028	497	497
3.600% Senior Notes	Jan 15, 2030	496	496
3.000% Senior Notes	Jan 15, 2031	593	592
1.700% Senior Notes	Apr 15, 2026	497	497
4.250% Senior Notes	May 15, 2027	494	493
Borrowings under credit facilities(1)(2)	Jan 22, 2025 and Jan 22, 2027	23	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,900	2,875
Less current installments of notes payable and long-term debt		323	300
Notes payable and long-term debt, less current installments		$2,577	$2,575

(1)On February 10, 2023, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the Company’s five-year revolving credit facility (the “Five-Year Revolving Credit Facility”), (ii) established customary SOFR, CDOR, EURIBOR and TIBOR provisions, which replaced the LIBOR provisions set forth in the existing agreement, and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2025, and of the Five-Year Revolving Credit Facility to January 22, 2027.
(2)As of February 28, 2023, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.900%, 3.950%, 3.600%, 3.000%, 1.700% or 4.250% Senior Notes upon a change of control. As of February 28, 2023 and August 31, 2022, the Company was in compliance with its debt covenants.

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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months and six months ended February 28, 2023 and 2022 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2023.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. As of February 28, 2023, the Company had no available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Trade accounts receivable sold(1)	$998	$1,000	$2,064	$2,032
Cash proceeds received(2)	$989	$999	$2,047	$2,029
Pre-tax losses on sale of receivables(3)	$9	$1	$17	$3

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
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of February 28, 2023 and August 31, 2022, the Company was in compliance with all covenants under the global asset-backed securitization program.
7. Accrued Expenses
Accrued expenses consist of the following (in millions):

	February 28, 2023	August 31, 2022
Inventory deposits	$1,975	$1,586
Contract liabilities(1)	1,128	796
Accrued compensation and employee benefits	653	806
Other accrued expenses	2,110	2,084
Accrued expenses	$5,866	$5,272

(1)Revenue recognized during the six months ended February 28, 2023 and 2022 that was included in the contract liability balance as of August 31, 2022 and 2021 was $254 million and $196 million, respectively.

8. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and six months ended February 28, 2023 and 2022 (in millions):

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Service cost(1)	$4	$6	$8	$12
Interest cost(2)	3	1	6	2
Expected long-term return on plan assets(2)	(3)	(4)	(8)	(8)
Recognized actuarial gain(2)	(2)	(3)	(4)	(6)
Amortization of actuarial gain(2)(3)	(2)	(2)	(3)	(4)
Amortization of prior service cost(2)	1	1	2	2
Net periodic benefit cost (credit)	$1	$(1)	$1	$(2)

(1)Service cost is recognized in cost of revenue in the Condensed Consolidated Statements of Operations.
(2)Components are recognized in other expense in the Condensed Consolidated Statements of Operations.
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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $1.0 billion and $1.4 billion as of February 28, 2023 and August 31, 2022, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2023 and November 30, 2023.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of February 28, 2023 and August 31, 2022, was $3.6 billion and $3.4 billion, respectively.
The gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded.
In addition, the Company has entered into forward foreign currency exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The net investment hedges have an aggregate notional amount outstanding of $127 million and $0 million as of February 28, 2023 and August 31, 2022, respectively, and are expected to mature in August 2023. The effective portion of the gain or loss on net investment hedges is reported in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The excluded components for the net investment hedges are not material and are recognized in interest expense.
Refer to Note 16 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.

The following table presents the net gains (losses) from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three months ended		Six months ended
		February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Forward foreign exchange contracts(1)	Cost of revenue	$30	$22	$(16)	$60

(1)For the three months ended February 28, 2023, the Company recognized $53 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. For the six months ended February 28, 2023, the Company recognized $4 million of foreign currency losses in cost of revenue, in addition to losses from the forward foreign exchange contracts. For the three months and six months ended February 28, 2022, the Company recognized $9 million and $37 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of February 28, 2023, which have been designated as hedging instruments and are accounted for as cash flow hedges (in millions):

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
10. Accumulated Other Comprehensive Income
The following table sets forth the changes in accumulated other comprehensive income (“AOCI”), net of tax, by component for the six months ended February 28, 2023 (in millions):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2022	$(88)	$(3)	$65	$(16)	$(42)
Other comprehensive income (loss) before reclassifications	18	(7)	2	(1)	12
Amounts reclassified from AOCI	—	44	(7)	2	39
Other comprehensive income (loss)(1)	18	37	(5)	1	51
Balance as of February 28, 2023	$(70)	$34	$60	$(15)	$9

(1)Amounts are net of tax, which are immaterial.

The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended		Six months ended
Comprehensive Income Components	Financial Statement Line Item	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$1	$(6)	$44	$(5)
Interest rate contracts	Interest expense	—	1	—	2
Actuarial gain	(2)	(4)	(5)	(7)	(10)
Prior service cost	(2)	1	1	2	2
Total amounts reclassified from AOCI(3)		$(2)	$(9)	$39	$(11)

(1)The Company expects to reclassify less than $1 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 8 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months and six months ended February 28, 2023 and 2022.
11. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Restricted stock units	$16	$12	$54	$44
Employee stock purchase plan	4	4	8	7
Total	$20	$16	$62	$51
As of February 28, 2023, the shares available to be issued under the 2021 Equity Incentive Plan were 8,437,901.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 28, 2023 and 2022, the Company awarded approximately 0.9 million and 0.7 million time-based restricted stock units, respectively, 0.2 million and 0.2 million performance-based restricted stock units, respectively, and 0.2 million and 0.2 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

February 28, 2023
Unrecognized stock-based compensation expense—restricted stock units	$64
Remaining weighted-average period for restricted stock units expense	1.5 years

Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Common stock outstanding:
Beginning balances	134,231,300	144,166,009	135,493,980	144,496,077
Shares issued under employee stock purchase plan	629,336	520,483	629,336	520,483
Vesting of restricted stock	148,718	28,243	2,010,396	2,453,715
Purchases of treasury stock under employee stock plans	(47,242)	(9,719)	(570,649)	(700,274)
Treasury shares purchased(1)(2)	(1,723,744)	(2,312,881)	(4,324,695)	(4,377,866)
Ending balances	133,238,368	142,392,135	133,238,368	142,392,135

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remains under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of February 28, 2023, 0.3 million shares had been repurchased for $25 million and $975 million remains available under the 2023 Share Repurchase Program.
12. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2023, the Company’s five largest customers accounted for approximately 44% of its net revenue and 79 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
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

The following table sets forth operating segment information (in millions):

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Segment income and reconciliation of income before income tax
EMS	$205	$152	$403	$299
DMS	186	192	449	445
Total segment income	$391	$344	$852	$744
Reconciling items:
Amortization of intangibles	(9)	(8)	(17)	(16)
Stock-based compensation expense and related charges	(20)	(16)	(62)	(51)
Restructuring, severance and related charges	—	—	(45)	—
Other expense (net of periodic benefit cost)	(20)	(3)	(39)	(11)
Interest income	17	—	30	1
Interest expense	(72)	(33)	(133)	(66)
Income before income tax	$287	$284	$586	$601
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	February 28, 2023			February 28, 2022
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,267	$1,416	$2,683	$1,327	$1,418	$2,745
Over time	2,784	2,667	5,451	2,447	2,361	4,808
Total	$4,051	$4,083	$8,134	$3,774	$3,779	$7,553

	Six months ended
	February 28, 2023			February 28, 2022
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$2,805	$3,696	$6,501	$2,734	$3,788	$6,522
Over time	5,792	5,476	11,268	4,898	4,700	9,598
Total	$8,597	$9,172	$17,769	$7,632	$8,488	$16,120
The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Foreign source revenue	84.0%	83.5%	85.0%	84.2%

13. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended		Six months ended
	February 28, 2023(1)	February 28, 2022	February 28, 2023(1)	February 28, 2022
Employee severance and benefit costs	$(4)	$—	$36	$1
Lease costs	—	—	—	(1)
Asset write-off costs	4	—	5	—
Other costs	—	—	4	—
Total restructuring, severance and related charges(2)	$—	$—	$45	$—

(1)Primarily relates to headcount reduction to further optimize the Company’s business activities and includes $0 million and $4 million recorded in the EMS segment, $0 million and $33 million recorded in the DMS segment and $0 million $8 million of non-allocated charges for the three months and six months ended February 28, 2023, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
(2)The restructuring liability is $34 million as of February 28, 2023, which primarily relates to employee severance and benefit costs incurred in fiscal year 2022 and the six months ended February 28, 2023. We expect the majority of the severance to be paid during fiscal year 2023.
14. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	27.6%	21.7%	26.6%	22.8%
The effective income tax rate differed for the three months and six months ended February 28, 2023, compared to the three months and six months ended February 28, 2022, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges for the six months ended February 28, 2023 and (ii) a $10 million income tax benefit associated with the reversal of a non-U.S. partial valuation allowance during the three months ended February 28, 2023.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and six months ended February 28, 2023 and 2022, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, and (iii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam.
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

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Restricted stock units	363.7	465.6	363.7	465.6
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 28, 2023 and 2022 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2023:	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
	January 26, 2023	$0.08	$10	February 15, 2023	March 2, 2023
Fiscal Year 2022:	October 21, 2021	$0.08	$12	November 15, 2021	December 1, 2021
	January 20, 2022	$0.08	$12	February 15, 2022	March 2, 2022
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		February 28, 2023	August 31, 2022
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$5	$14
Prepaid expenses and other current assets:
Short-term investments	Level 1		22	16
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	11	3
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	42	13
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 9)	Level 2	(3)	23	13
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	$14	$32
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	27	76

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

Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			February 28, 2023		August 31, 2022
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
4.900% Senior Notes	Level 3	(1)	$300	$299	$300	$300
3.950% Senior Notes	Level 2	(2)	$497	$463	$497	$471
3.600% Senior Notes	Level 2	(2)	$496	$439	$496	$440
3.000% Senior Notes	Level 2	(2)	$593	$492	$592	$500
1.700% Senior Notes	Level 2	(2)	$497	$446	$497	$446
4.250% Senior Notes	Level 2	(2)	$494	$475	$493	$483

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Ireland, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 84.0% and 85.0%, of net revenue from our international operations for the three months and six months ended February 28, 2023, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of February 28, 2023 contained herein.
COVID-19
The COVID-19 pandemic has had, and continues to have, significant impacts in countries where we operate. Travel and business operation restrictions arising from governmental virus containment efforts have continued to impact our operations in Asia during this fiscal year.
Certain of our suppliers continue to experience supply chain constraints, including difficulty sourcing materials necessary to fulfill customer production requirements and challenges in transporting completed products to our end customers.

Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Net revenue	$8,134	$7,553	$17,769	$16,120
Gross profit	$661	$609	$1,404	$1,284
Operating income	$359	$313	$721	$663
Net income attributable to Jabil Inc.	$207	$222	$430	$463
Earnings per share—basic	$1.55	$1.55	$3.21	$3.22
Earnings per share—diluted	$1.52	$1.51	$3.14	$3.15
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 28, 2023	November 30, 2022	February 28, 2022
Sales cycle(1)	50 days	39 days	35 days
Inventory turns (annualized)(2)	4 turns	5 turns	4 turns
Days in accounts receivable(3)	41 days	42 days	38 days
Days in inventory(4)	93 days	78 days	86 days
Days in accounts payable(5)	84 days	81 days	89 days

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
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2023, the increase in days in inventory from the prior sequential quarter and the three months ended February 28, 2022, was primarily due to higher raw material balances related to supply chain constraints, particularly in the automotive supply chain.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2023, the increase in days in accounts payable from the prior sequential quarter was primarily due to an increase in material purchases and timing of payments during the quarter. During the three months ended February 28, 2023, the decrease in days in accounts payable from the three months ended February 28, 2022, was primarily due to cash payments and timing of purchases during the quarter.
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

	Three months ended			Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Net revenue	$8,134	$7,553	7.7%	$17,769	$16,120	10.2%

Net revenue increased during the three months ended February 28, 2023, compared to the three months ended February 28, 2022. Specifically, the DMS segment net revenue increased 8% due to: (i) a 6% increase in revenues from existing customers within our automotive and transportation business, (ii) a 5% increase in revenues from existing customers within our mobility business, and (iii) a 4% increase in revenues from existing customers within our healthcare and packaging business. The increase is partially offset by a 7% decrease in revenues from existing customers within our connected devices business. The EMS segment net revenue increased 7% due to: (i) a 4% increase in revenues from existing customers within our industrial and capital equipment business, (ii) a 2% increase in revenues from existing customers within our digital print and retail business, and (iii) a 2% increase in revenues from existing customers within our networking and storage business. The increase is partially offset by a 1% decrease in revenues from existing customers within our 5G, wireless and cloud business.
Net revenue increased during the six months ended February 28, 2023, compared to the six months ended February 28, 2022. Specifically, the EMS segment net revenue increased 13% due to: (i) a 4% increase in revenues from existing customers within our industrial and capital equipment business, (ii) a 4% increase in revenues from existing customers within our digital print and retail business, (iii) a 3% increase in revenues from existing customers within our networking and storage business, and (iv) a 2% increase in revenues from existing customers within our 5G, wireless and cloud business. The DMS segment net revenue increased 8% due to: (i) a 7% increase in revenues from existing customers within our automotive and transportation business, (ii) a 4% increase in revenues from existing customers within our healthcare and packaging business, and (iii) a 1% increase in revenues from existing customers within our mobility business. The increase is partially offset by a 4% decrease in revenues from existing customers within our connected devices business.
We continue to expect $800 million in components that we procure and integrate for our cloud business will shift from a purchase and resale model to a customer-controlled consignment service model during fiscal year 2023. As a result of this continued transition, revenue associated with these components are shown on a net basis and as a result, we expect higher gross margins and lower cash used in this business.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
EMS	50%	50%	48%	47%
DMS	50%	50%	52%	53%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Foreign source revenue	84.0%	83.5%	85.0%	84.2%
Gross Profit

	Three months ended		Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Gross profit	$661	$609	$1,404	$1,284
Percent of net revenue	8.1%	8.1%	7.9%	8.0%
Gross profit as a percentage of net revenue remained relatively consistent for the three months and six months ended February 28, 2023, compared to the three months and six months ended February 28, 2022.
Selling, General and Administrative

	Three months ended			Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Selling, general and administrative	$285	$280	$5	$604	$588	$16
Selling, general and administrative expenses increased during the three months ended February 28, 2023, compared to the three months ended February 28, 2022. The increase is primarily due to a $4 million increase in stock-based compensation expense due to awards granted during the three months ended November 30, 2022.
Selling, general and administrative expenses increased during the six months ended February 28, 2023, compared to the six months ended February 28, 2022. The increase is primarily due to a $11 million increase in stock-based compensation expense due to higher anticipated achievement levels for certain performance-based stock awards and awards granted during the three months ended November 30, 2022.
Research and Development

	Three months ended		Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Research and development	$8	$8	$17	$17
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and six months ended February 28, 2023, compared to the three months and six months ended February 28, 2022.
Amortization of Intangibles

	Three months ended			Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Amortization of intangibles	$9	$8	$1	$17	$16	$1
Amortization of intangibles remained relatively consistent during the three months and six months ended February 28, 2023, compared to the three months and six months ended February 28, 2022.

Restructuring, Severance and Related Charges

	Three months ended			Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Restructuring, severance and related charges	$—	$—	$—	$45	$—	$45
Restructuring, severance and related charges increased during the six months ended February 28, 2023, compared to the six months ended February 28, 2022 primarily related to a headcount reduction to further optimize our business activities during the three months ended November 30, 2022.

Other Expense (Income)

	Three months ended			Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Other expense (income)	$17	$(4)	$21	$32	$(3)	$35
The change in other expense (income) during the three months ended February 28, 2023, compared to the three months ended February 28, 2022, is primarily due to: (i) $15 million related to an increase in fees associated with the securitization programs and higher utilization of and higher interest rates for the trade accounts receivable sales programs, (ii) $4 million primarily related to higher net periodic benefit costs, and (iii) $2 million arising from an increase in other expense.
The change in other expense (income) during the six months ended February 28, 2023, compared to the six months ended February 28, 2022, is primarily due to: (i) $31 million related to an increase in fees associated with the securitization programs and higher utilization of and higher interest rates for the trade accounts receivable programs, and (ii) $7 million primarily related to higher net periodic benefit costs. The change is partially offset by $3 million arising from a decrease in other expense.
Interest Income

	Three months ended			Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Interest income	$17	$—	$17	$30	$1	$29
Interest income increased during the three months and six months ended February 28, 2023, compared to the three months and six months ended February 28, 2022, primarily due to higher interest rates on cash equivalents (investments that are readily convertible to cash with maturity dates of 90 days or less).
Interest Expense

	Three months ended			Six months ended
(dollars in millions)	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Interest expense	$72	$33	$39	$133	$66	$67
Interest expense increased during the three months and six months ended February 28, 2023, compared to the three months and six months ended February 28, 2022, primarily due to higher interest rates on our commercial paper program and credit facilities.
Income Tax Expense

	Three months ended			Six months ended
	February 28, 2023	February 28, 2022	Change	February 28, 2023	February 28, 2022	Change
Effective income tax rate	27.6%	21.7%	5.9%	26.6%	22.8%	3.8%
The effective income tax rate differed for the three months and six months ended February 28, 2023, compared to the three months and six months ended February 28, 2022, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges for the six months ended February 28, 2023 and (ii) a $10 million income tax benefit associated with the reversal of a non-U.S. partial valuation allowance during the three months ended February 28, 2023.

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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Six months ended
(in millions, except for per share data)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Operating income (U.S. GAAP)	$359	$313	$721	$663
Amortization of intangibles	9	8	17	16
Stock-based compensation expense and related charges	20	16	62	51
Restructuring, severance and related charges(1)	—	—	45	—
Net periodic benefit cost(2)	3	7	7	14
Adjustments to operating income	32	31	131	81
Core operating income (Non-GAAP)	$391	$344	$852	$744
Net income attributable to Jabil Inc. (U.S. GAAP)	$207	$222	$430	$463
Adjustments to operating income	32	31	131	81
Net periodic benefit cost(2)	(3)	(7)	(7)	(14)
Adjustments for taxes	20	—	21	—
Core earnings (Non-GAAP)	$256	$246	$575	$530
Diluted earnings per share (U.S. GAAP)	$1.52	$1.51	$3.14	$3.15
Diluted core earnings per share (Non-GAAP)	$1.88	$1.68	$4.19	$3.60
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	136.3	146.4	137.1	147.0

(1)Recorded during the six months ended February 28, 2023, related to headcount reduction to further optimize our business activities.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.

Adjusted Free Cash Flow

	Six months ended
(in millions)	February 28, 2023	February 28, 2022
Net cash provided by operating activities (U.S. GAAP)	$580	$200
Acquisition of property, plant and equipment (“PP&E”)(1)	(637)	(704)
Proceeds and advances from sale of PP&E(1)	169	430
Adjusted free cash flow (Non-GAAP)	$112	$(74)

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
Cash and Cash Equivalents
As of February 28, 2023, we had approximately $1.2 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of February 28, 2023 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	Borrowings under revolving credit facilities(1)(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2022	$300	$497	$496	$592	$497	$493	$—	$—	$2,875
Borrowings	—	—	—	—	—	—	2,021	—	2,021
Payments	—	—	—	—	—	—	(1,998)	—	(1,998)
Other	—	—	—	1	—	1	—	—	2
Balance as of February 28, 2023	$300	$497	$496	$593	$497	$494	$23	$—	$2,900
Maturity Date	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Jan 22, 2025 and Jan 22, 2027	Jul 31, 2026
Original Facility/ Maximum Capacity(2)	$300 million	$500 million	$500 million	$600 million	$500 million	$500 million	$3.8 billion(2)	$1 million

(1)On February 10, 2023, we entered into an amendment (the “Amendment”) to our senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the five-year revolving credit facility (the “Five-Year Revolving Credit Facility”), (ii) established customary SOFR, CDOR, EURIBOR and TIBOR provisions, which replaced the LIBOR provisions set forth in the existing agreement, and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2025, and of the Five-Year Revolving Credit Facility to January 22, 2027.

(2)As of February 28, 2023, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 28, 2023 and August 31, 2022, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months and six months ended February 28, 2023 and 2022 were not material. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2023.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. During the three months and six months ended February 28, 2023, we sold $1.0 billion and $2.1 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.0 billion and $2.0 billion, respectively. As of February 28, 2023, we had no available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of February 28, 2023 and August 31, 2022, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 6 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
As of February 28, 2023, we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.1 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program and (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2025.

During the three months and six months ended February 28, 2023, we sold $2.9 billion and $6.5 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $2.9 billion and $6.4 billion, respectively. As of February 28, 2023, we had up to $1.3 billion in available liquidity under our trade accounts receivable sale programs.

Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Six months ended
	February 28, 2023	February 28, 2022
Net cash provided by operating activities	$580	$200
Net cash used in investing activities	(484)	(292)
Net cash used in financing activities	(371)	(381)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net decrease in cash and cash equivalents	$(278)	$(474)
Operating Activities
Net cash provided by operating activities during the six months ended February 28, 2023, was primarily due to non-cash expenses and net income and a decrease in accounts receivable, accounts payable, accrued expenses and other liabilities, contract assets. These decreases were partially offset by an increase in inventories and prepaid expenses and other current assets. The decrease in accounts receivable is primarily driven by the timing of collections. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The decrease in contract assets is primarily due to timing of revenue recognition for over time customers. The increase in inventories is primarily due to higher raw material balances related to supply chain constraints, particularly in the automotive supply chain. The increase in prepaid expenses and other current assets is primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities during the six months ended February 28, 2023 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the six months ended February 28, 2023 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) the purchase of treasury stock under employee stock plans, and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
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
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remains under the 2022 Share Repurchase Program.
In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of February 28, 2023, 0.3 million shares had been repurchased for $25 million and $975 million remains available under the 2023 Share Repurchase Program.

Contractual Obligations
As of the date of this report, other than the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2022, to our contractual obligations and commitments and the related cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 28, 2023. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended February 28, 2023, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)(2)(3)
December 1, 2022 - December 31, 2022	957,704	$70.30	957,593	$1,035
January 1, 2023 - January 31, 2023	407,990	$71.90	360,859	$1,009
February 1, 2023 - February 28, 2023	405,292	$82.33	405,292	$975
Total	1,770,986	$73.42	1,723,744

(1)The purchases include amounts that are attributable to 47,242 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In July 2021, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 23, 2021 (the “2022 Share Repurchase Program”). No authorization remains under the 2022 Share Repurchase Program as of February 28, 2023.
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

10.1
Amendment No. 2 to Credit Agreement dated as of February 10, 2023 among Jabil Inc.; the lenders named therein; Citibank, N.A., as administrative agent; Sumitomo Mitsui Banking Corporation and Citibank, N.A., as sustainability agents; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Credit Agricole Corporate and Investment Bank, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as documentation agents; and Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as joint lead arrangers and joint bookrunners.
		8-K	10.1	2/13/2023

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2023 and August 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended February 28, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended February 28, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: April 5, 2023	By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: April 5, 2023	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer