Form 10-Q
period 2023-05-31
JABIL INC
filed 2023-06-30
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 22, 2023, there were 130,881,417 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	May 31, 2023 (Unaudited)	August 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,480	$1,478
Accounts receivable, net of allowance for credit losses	3,599	3,995
Contract assets	1,173	1,196
Inventories, net	6,084	6,128
Prepaid expenses and other current assets	1,273	1,111
Total current assets	13,609	13,908
Property, plant and equipment, net of accumulated depreciation of $6,055 as of May 31, 2023 and $5,624 as of August 31, 2022	3,919	3,954
Operating lease right-of-use asset	484	500
Goodwill	737	704
Intangible assets, net of accumulated amortization of $497 as of May 31, 2023 and $471 as of August 31, 2022	150	158
Deferred income taxes	233	199
Other assets	304	294
Total assets	$19,436	$19,717
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$300	$300
Accounts payable	6,406	8,006
Accrued expenses	5,964	5,272
Current operating lease liabilities	126	119
Total current liabilities	12,796	13,697
Notes payable and long-term debt, less current installments	2,874	2,575
Other liabilities	311	272
Non-current operating lease liabilities	386	417
Income tax liabilities	205	182
Deferred income taxes	127	122
Total liabilities	16,699	17,265
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 273,536,549 and 270,891,715 shares issued and 131,351,864 and 135,493,980 shares outstanding as of May 31, 2023 and August 31, 2022, respectively	—	—
Additional paid-in capital	2,758	2,655
Retained earnings	4,268	3,638
Accumulated other comprehensive loss	(11)	(42)
Treasury stock at cost, 142,184,685 and 135,397,735 shares as of May 31, 2023 and August 31, 2022, respectively	(4,279)	(3,800)
Total Jabil Inc. stockholders’ equity	2,736	2,451
Noncontrolling interests	1	1
Total equity	2,737	2,452
Total liabilities and equity	$19,436	$19,717
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net revenue	$8,475	$8,328	$26,244	$24,448
Cost of revenue	7,778	7,709	24,143	22,545
Gross profit	697	619	2,101	1,903
Operating expenses:
Selling, general and administrative	307	282	911	870
Research and development	8	8	25	25
Amortization of intangibles	7	8	24	24
Restructuring, severance and related charges	—	—	45	—
Operating income	375	321	1,096	984
Loss on debt extinguishment	—	4	—	4
Other expense (income)	18	1	50	(2)
Interest income	(32)	(1)	(62)	(2)
Interest expense	83	39	216	105
Income before income tax	306	278	892	879
Income tax expense	73	60	229	198
Net income	233	218	663	681
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Net income attributable to Jabil Inc.	$233	$218	$663	$681
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.76	$1.55	$4.96	$4.77
Diluted	$1.72	$1.52	$4.86	$4.67
Weighted average shares outstanding:
Basic	132.3	140.4	133.6	142.6
Diluted	135.1	143.3	136.4	145.8
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net income	$233	$218	$663	$681
Other comprehensive income (loss):
Change in foreign currency translation	3	(9)	21	(20)
Change in derivative instruments:
Change in fair value of derivatives	(13)	6	(20)	31
Adjustment for net (gains) losses realized and included in net income	(8)	9	36	6
Total change in derivative instruments	(21)	15	16	37
Actuarial loss	(3)	(5)	(8)	(15)
Prior service credit	1	1	2	3
Total other comprehensive (loss) income	(20)	2	31	5
Comprehensive income	$213	$220	$694	$686
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Jabil Inc.	$213	$220	$694	$686
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Total stockholders' equity, beginning balances	$2,674	$2,338	$2,452	$2,137
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	2,742	2,608	2,655	2,533
Shares issued under employee stock purchase plan	—	—	27	26
Recognition of stock-based compensation	16	14	76	63
Ending balances	2,758	2,622	2,758	2,622
Retained earnings:
Beginning balances	4,046	3,127	3,638	2,688
Declared dividends	(11)	(12)	(33)	(36)
Net income attributable to Jabil Inc.	233	218	663	681
Ending balances	4,268	3,333	4,268	3,333
Accumulated other comprehensive income (loss):
Beginning balances	9	(22)	(42)	(25)
Total other comprehensive (loss) income	(20)	2	31	5
Ending balances	(11)	(20)	(11)	(20)
Treasury stock:
Beginning balances	(4,124)	(3,376)	(3,800)	(3,060)
Purchases of treasury stock under employee stock plans	—	—	(36)	(44)
Treasury shares purchased	(154)	(203)	(442)	(475)
Excise taxes related to treasury shares purchased	(1)	—	(1)	—
Ending balances	(4,279)	(3,579)	(4,279)	(3,579)
Noncontrolling interests:
Beginning balances	1	1	1	1
Net income attributable to noncontrolling interests	—	—	—	—
Ending balances	1	1	1	1
Total stockholders' equity, ending balances	$2,737	$2,357	$2,737	$2,357

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended
	May 31, 2023	May 31, 2022
Cash flows provided by operating activities:
Net income	$663	$681
Depreciation, amortization, and other, net	752	768
Change in operating assets and liabilities, exclusive of net assets acquired	(367)	(704)
Net cash provided by operating activities	1,048	745
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(860)	(1,068)
Proceeds and advances from sale of property, plant and equipment	180	470
Cash paid for business and intangible asset acquisitions, net of cash	(30)	(18)
Other, net	(28)	—
Net cash used in investing activities	(738)	(616)
Cash flows used in financing activities:
Borrowings under debt agreements	3,556	2,621
Payments toward debt agreements	(3,369)	(2,707)
Payments to acquire treasury stock	(442)	(475)
Dividends paid to stockholders	(34)	(37)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	27	26
Treasury stock minimum tax withholding related to vesting of restricted stock	(36)	(44)
Other, net	(6)	(23)
Net cash used in financing activities	(304)	(639)
Effect of exchange rate changes on cash and cash equivalents	(4)	13
Net increase (decrease) in cash and cash equivalents	2	(497)
Cash and cash equivalents at beginning of period	1,478	1,567
Cash and cash equivalents at end of period	$1,480	$1,070
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2022. Results for the nine months ended May 31, 2023 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2023.
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
As of May 31, 2023, the Company may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under eight trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program, (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, and (iv) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2028.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to the trade accounts receivable sale programs recognized during the three months and nine months ended May 31, 2023 and 2022 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Trade accounts receivable sold(1)	$2,594	$2,575	$9,044	$6,509
Cash proceeds received	$2,583	$2,572	$9,015	$6,504
Pre-tax losses on sale of receivables(2)	$11	$3	$29	$5

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	May 31, 2023	August 31, 2022
Raw materials	$5,214	$4,918
Work in process	472	687
Finished goods	471	605
Reserve for excess and obsolete inventory	(73)	(82)
Inventories, net	$6,084	$6,128

4. Leases
During fiscal year 2023, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of May 31, 2023 were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$85	$25	$34	$17	$9
Finance lease obligations(1)	$88	$47	$41	$—	$—

(1)Excludes $224 million of payments related to operating and finance leases signed but not yet commenced. Of these excluded payments, $163 million relates to a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. This is also the Company’s maximum exposure to loss related to the VIE. The Company expects the lease related to the VIE to commence in fiscal year 2024. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
5. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of May 31, 2023 and August 31, 2022 are summarized below (in millions):

	Maturity Date	May 31, 2023	August 31, 2022
4.900% Senior Notes	Jul 14, 2023	$300	$300
3.950% Senior Notes	Jan 12, 2028	497	497
3.600% Senior Notes	Jan 15, 2030	496	496
3.000% Senior Notes	Jan 15, 2031	593	592
1.700% Senior Notes	Apr 15, 2026	498	497
4.250% Senior Notes	May 15, 2027	495	493
5.450% Senior Notes(1)	Feb 1, 2029	295	—
Borrowings under credit facilities(2)(3)	Jan 22, 2025 and Jan 22, 2027	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		3,174	2,875
Less current installments of notes payable and long-term debt		300	300
Notes payable and long-term debt, less current installments		$2,874	$2,575

(1)On April 13, 2023, the Company issued $300 million of publicly registered 5.450% Senior Notes due 2029 (the “5.450% Senior Notes”). The Company intends to use the net proceeds for general corporate purposes, including, together with available cash, repayment of the $300 million aggregate principal amount of the Company’s 4.900% Senior Notes due in July 2023.
(2)On February 10, 2023, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the Company’s five-year revolving credit facility (the “Five-Year Revolving Credit Facility”), (ii) established customary SOFR, CDOR, EURIBOR and TIBOR provisions, which replaced the LIBOR provisions set forth in the existing agreement, and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2025, and of the Five-Year Revolving Credit Facility to January 22, 2027.
(3)As of May 31, 2023, the Company has $3.9 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.900%, 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of May 31, 2023 and August 31, 2022, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months and nine months ended May 31, 2023 and 2022 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2023.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. As of May 31, 2023, the Company had no available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Trade accounts receivable sold(1)	$1,007	$947	$3,071	$2,979
Cash proceeds received(2)	$996	$942	$3,043	$2,971
Pre-tax losses on sale of receivables(3)	$11	$5	$28	$8

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
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of May 31, 2023 and August 31, 2022, the Company was in compliance with all covenants under the global asset-backed securitization program.

7. Accrued Expenses
Accrued expenses consist of the following (in millions):

	May 31, 2023	August 31, 2022
Inventory deposits	$1,879	$1,586
Contract liabilities(1)	1,067	796
Accrued compensation and employee benefits	786	806
Other accrued expenses	2,232	2,084
Accrued expenses	$5,964	$5,272

(1)Revenue recognized during the nine months ended May 31, 2023 and 2022 that was included in the contract liability balance as of August 31, 2022 and 2021 was $353 million and $269 million, respectively.
8. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and nine months ended May 31, 2023 and 2022 (in millions):

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Service cost(1)	$4	$7	$12	$19
Interest cost(2)	3	1	9	3
Expected long-term return on plan assets(2)	(4)	(5)	(12)	(13)
Recognized actuarial gain(2)	(2)	(2)	(6)	(8)
Amortization of actuarial gain(2)(3)	(2)	(2)	(5)	(6)
Amortization of prior service cost(2)	1	1	3	3
Net periodic benefit cost (credit)	$—	$—	$1	$(2)

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $640 million and $1.4 billion as of May 31, 2023 and August 31, 2022, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2023 and November 30, 2023.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of May 31, 2023 and August 31, 2022, was $3.7 billion and $3.4 billion, respectively.
The gains and losses on cash flow hedges recognized in earnings due to amounts excluded from effectiveness testing were not material for all periods presented and are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded.
In addition, the Company has entered into forward foreign currency exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount outstanding of net investment hedges are as follows (in millions):

Maturity date	May 31, 2023	August 31, 2022
August 2023	$131	$—
September 2023	33	—
October 2023	96	—
January 2024	96	—
April 2024	35	—
Total	$391	$—
The gains and losses on net investment hedges are included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The amounts excluded from effectiveness testing were not material for all periods presented and are recognized in interest expense.
Refer to Note 16 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.
The following table presents the net losses from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Loss on Derivatives Recognized in Net Income	Amount of Loss Recognized in Net Income on Derivatives
		Three months ended		Nine months ended
		May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Forward foreign exchange contracts(1)	Cost of revenue	$(41)	$(66)	$(57)	$(6)

(1)For the three months and nine months ended May 31, 2023, the Company recognized $24 million and $20 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. For the three months and nine months ended May 31, 2022, the Company recognized $64 million and $27 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances.
Contemporaneously with the issuance of the 5.450% Senior Notes in April 2023, the Company settled cash flow hedges with an aggregate notional amount of $150 million and $100 million, with effective dates of May 2021 and August 2022, respectively. The cash received for the cash flow hedges at settlement was $15 million. The settled cash flow hedges are recorded in the Condensed Consolidated Balance Sheets as a component of accumulated other comprehensive income (“AOCI”) and are amortized to interest expense in the Condensed Consolidated Statements of Operations.

10. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the nine months ended May 31, 2023 (in millions):

	Foreign Currency Translation Adjustment	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2022	$(88)	$(3)	$65	$(16)	$(42)
Other comprehensive income (loss) before reclassifications	21	(20)	3	(1)	3
Amounts reclassified from AOCI	—	36	(11)	3	28
Other comprehensive income (loss)(1)	21	16	(8)	2	31
Balance as of May 31, 2023	$(67)	$13	$57	$(14)	$(11)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended		Nine months ended
Comprehensive Income Components	Financial Statement Line Item	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Realized (gains) losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$(7)	$9	$37	$4
Interest rate contracts	Interest expense	(1)	—	(1)	2
Actuarial gains	(2)	(4)	(4)	(11)	(14)
Prior service costs	(2)	1	1	3	3
Total amounts reclassified from AOCI(3)		$(11)	$6	$28	$(5)

(1)The Company expects to reclassify $11 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 8 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2023 and 2022.
11. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Restricted stock units	$14	$13	$68	$57
Employee stock purchase plan	4	3	12	10
Total	$18	$16	$80	$67
As of May 31, 2023, the shares available to be issued under the 2021 Equity Incentive Plan were 8,473,317.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2023 and 2022, the Company awarded approximately 0.9 million and 0.7 million time-based restricted stock units, respectively, 0.2 million and 0.2 million performance-based restricted stock units, respectively, and 0.2 million and 0.2 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

May 31, 2023
Unrecognized stock-based compensation expense—restricted stock units	$51
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Common stock outstanding:
Beginning balances	133,238,368	142,392,135	135,493,980	144,496,077
Shares issued under employee stock purchase plan	1,730	1,686	631,066	522,169
Vesting of restricted stock	3,372	13,609	2,013,768	2,467,324
Purchases of treasury stock under employee stock plans	(700)	(3,766)	(571,349)	(704,040)
Treasury shares purchased(1)(2)	(1,890,906)	(3,552,475)	(6,215,601)	(7,930,341)
Ending balances	131,351,864	138,851,189	131,351,864	138,851,189

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remained under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of May 31, 2023, 2.2 million shares had been repurchased for $179 million, excluding excise tax, and $821 million remains available under the 2023 Share Repurchase Program.
12. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2023, the Company’s five largest customers accounted for approximately 43% of its net revenue and 82 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.
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

The following table sets forth operating segment information (in millions):

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Segment income and reconciliation of income before income tax
EMS	$226	$208	$629	$507
DMS	178	144	627	589
Total segment income	$404	$352	$1,256	$1,096
Reconciling items:
Amortization of intangibles	(7)	(8)	(24)	(24)
Stock-based compensation expense and related charges	(18)	(16)	(80)	(67)
Restructuring, severance and related charges	—	—	(45)	—
Loss on debt extinguishment	—	(4)	—	(4)
Other expense (net of periodic benefit cost)	(22)	(8)	(61)	(19)
Interest income	32	1	62	2
Interest expense	(83)	(39)	(216)	(105)
Income before income tax	$306	$278	$892	$879
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	May 31, 2023			May 31, 2022
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,120	$1,351	$2,471	$1,755	$1,395	$3,150
Over time	3,010	2,994	6,004	2,736	2,442	5,178
Total	$4,130	$4,345	$8,475	$4,491	$3,837	$8,328

	Nine months ended
	May 31, 2023			May 31, 2022
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$3,925	$5,047	$8,972	$4,489	$5,183	$9,672
Over time	8,802	8,470	17,272	7,634	7,142	14,776
Total	$12,727	$13,517	$26,244	$12,123	$12,325	$24,448
The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Foreign source revenue	86.9%	82.6%	85.6%	83.7%

13. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended		Nine months ended
	May 31, 2023(1)	May 31, 2022	May 31, 2023(1)	May 31, 2022
Employee severance and benefit costs	$—	$—	$36	$1
Lease costs	—	—	—	(1)
Asset write-off costs	—	—	5	—
Other costs	—	—	4	—
Total restructuring, severance and related charges(2)	$—	$—	$45	$—

(1)Primarily relates to headcount reduction to further optimize the Company’s business activities and includes $0 million and $4 million recorded in the EMS segment, $0 million and $33 million recorded in the DMS segment and $0 million and $8 million of non-allocated charges for the three months and nine months ended May 31, 2023, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
(2)The restructuring liability is $25 million as of May 31, 2023, which primarily relates to employee severance and benefit costs incurred in fiscal year 2022 and the nine months ended May 31, 2023. We expect the majority of the severance to be paid during fiscal year 2023.
14. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	24.0%	21.8%	25.7%	22.5%
The effective income tax rate increased for the three months and nine months ended May 31, 2023, compared to the three months and nine months ended May 31, 2022, primarily due to a change in the jurisdictional mix of earnings, partially offset by a $17 million income tax expense during the three months and nine months ended May 31, 2022 for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and nine months ended May 31, 2023 and 2022, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam, and (iv) a $17 million income tax expense during the three months and nine months ended May 31, 2022 for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions.
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

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Restricted stock units	361.2	430.9	361.2	431.7
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2023 and 2022 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2023:	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
	January 26, 2023	$0.08	$10	February 15, 2023	March 2, 2023
	April 20, 2023	$0.08	$11	May 15, 2023	June 2, 2023
Fiscal Year 2022:	October 21, 2021	$0.08	$12	November 15, 2021	December 1, 2021
	January 20, 2022	$0.08	$12	February 15, 2022	March 2, 2022
	April 21, 2022	$0.08	$12	May 16, 2022	June 2, 2022
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		May 31, 2023	August 31, 2022
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$5	$14
Prepaid expenses and other current assets:
Short-term investments	Level 1		23	16
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	9	3
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	23	13
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 9)	Level 2	(3)	—	13
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 9)	Level 2	(2)	$26	$32
Derivatives not designated as hedging instruments (Note 9)	Level 2	(2)	61	76

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			May 31, 2023		August 31, 2022
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 5)
4.900% Senior Notes	Level 3	(1)	$300	$300	$300	$300
3.950% Senior Notes	Level 2	(2)	$497	$469	$497	$471
3.600% Senior Notes	Level 2	(2)	$496	$446	$496	$440
3.000% Senior Notes	Level 2	(2)	$593	$503	$592	$500
1.700% Senior Notes	Level 2	(2)	$498	$451	$497	$446
4.250% Senior Notes	Level 2	(2)	$495	$482	$493	$483
5.450% Senior Notes	Level 2	(2)	$295	$297	$—	$—

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

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q and in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 such as, scheduling production, managing growth and capital expenditures and maximizing the efficiency of our manufacturing capacity effectively; managing rapid declines or increases in customer demand and other related customer challenges that may occur; the scope and duration of the COVID-19 outbreak and its impact on our operations, sites, customers and supply chain; our dependence on a limited number of customers; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks arising from relationships with emerging companies; changes in technology and competition in our industry; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; risks associated with international sales and operations; energy price increases or shortages; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; and asset impairment); changes in financial accounting standards or policies; and risk of natural disaster, climate change or other global events. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its consolidated subsidiaries, except where the context otherwise requires.

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Ireland, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 86.9% and 85.6%, of net revenue from our international operations for the three months and nine months ended May 31, 2023, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of May 31, 2023 contained herein.
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

Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Net revenue	$8,475	$8,328	$26,244	$24,448
Gross profit	$697	$619	$2,101	$1,903
Operating income	$375	$321	$1,096	$984
Net income attributable to Jabil Inc.	$233	$218	$663	$681
Earnings per share—basic	$1.76	$1.55	$4.96	$4.77
Earnings per share—diluted	$1.72	$1.52	$4.86	$4.67
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2023	February 28, 2023	May 31, 2022
Sales cycle(1)	48 days	50 days	37 days
Inventory turns (annualized)(2)	4 turns	4 turns	4 turns
Days in accounts receivable(3)	38 days	41 days	35 days
Days in inventory(4)	84 days	93 days	85 days
Days in accounts payable(5)	74 days	84 days	83 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2023, the decrease in days in accounts receivable from the prior sequential quarter was primarily due to the timing of collections. During the three months ended May 31, 2023, the increase in days in accounts receivable from the three months ended May 31, 2022, was primarily due to higher sales and the timing of collections.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2023, the decrease in days in inventory from the prior sequential quarter was primarily driven by increased sales activity during the quarter resulting in a higher consumption of inventory and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2023, the decrease in days in accounts payable from the prior sequential quarter was primarily due to a decrease in material purchases and timing of cash payments during the quarter. During the three months ended May 31, 2023, the decrease in days in accounts payable from the three months ended May 31, 2022, was primarily due to cash payments and timing of purchases during the quarter.

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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Net revenue	$8,475	$8,328	1.8%	$26,244	$24,448	7.3%

Net revenue increased during the three months ended May 31, 2023, compared to the three months ended May 31, 2022. Specifically, the DMS segment net revenue increased 13% due to: (i) an 11% increase in revenues from existing customers within our automotive and transportation business, and (ii) a 5% increase in revenues from existing customers within our healthcare and packaging business. The increase is partially offset by a 3% decrease in revenues from existing customers within our connected devices business. The EMS segment net revenue decreased 8% primarily due to a decrease in revenues from existing customers within our 5G, wireless and cloud business, which began transitioning to a customer-controlled consignment model in fiscal year 2023.
Net revenue increased during the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022. Specifically, the DMS segment net revenue increased 10% due to: (i) a 8% increase in revenues from existing customers within our automotive and transportation business, (ii) a 4% increase in revenues from existing customers within our healthcare and packaging business, and (iii) a 1% increase in revenues from existing customers within our mobility business. The increase is partially offset by a 3% decrease in revenues from existing customers within our connected devices business. The EMS segment net revenue increased 5% due to: (i) a 3% increase in revenues from existing customers within our industrial and capital equipment business, and (ii) a 2% increase in revenues from existing customers within our digital print and retail business.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
EMS	49%	54%	48%	50%
DMS	51%	46%	52%	50%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Foreign source revenue	86.9%	82.6%	85.6%	83.7%
Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Gross profit	$697	$619	$2,101	$1,903
Percent of net revenue	8.2%	7.4%	8.0%	7.8%
Gross profit as a percentage of net revenue increased for the three months ended May 31, 2023, compared to the three months ended May 31, 2022, primarily due to product mix and improved profitability across various businesses.
Gross profit as a percentage of net revenue remained relatively consistent for the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022.
Selling, General and Administrative

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Selling, general and administrative	$307	$282	$25	$911	$870	$41
Selling, general and administrative expenses increased during the three months ended May 31, 2023, compared to the three months ended May 31, 2022. The increase is primarily due to: (i) $15 million due to higher salary and salary related expenses and (ii) $6 million of indirect taxes.
Selling, general and administrative expenses increased during the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022. The increase is primarily due to: (i) $13 million due to higher salary and salary related expenses, (ii) $13 million in stock-based compensation expense due to higher anticipated achievement levels for certain performance-based stock awards and awards granted during the three months ended November 30, 2022, (iii) $8 million for higher travel-related costs, and (iv) $6 million of indirect taxes.
Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Research and development	$8	$8	$25	$25
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and nine months ended May 31, 2023, compared to the three months and nine months ended May 31, 2022.

Amortization of Intangibles

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Amortization of intangibles	$7	$8	$(1)	$24	$24	$—
Amortization of intangibles remained relatively consistent during the three months and nine months ended May 31, 2023, compared to the three months and nine months ended May 31, 2022.

Restructuring, Severance and Related Charges

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Restructuring, severance and related charges	$—	$—	$—	$45	$—	$45
Restructuring, severance and related charges increased during the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022 primarily related to a headcount reduction to further optimize our business activities during the three months ended November 30, 2022.
Loss on Debt Extinguishment

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Loss on debt extinguishment	$—	$4	$(4)	$—	$4	$(4)
Loss on debt extinguishment is due to the “make-whole” premium incurred during the three months ended May 31, 2022, for the redemption of the 4.700% Senior Notes due 2022.

Other Expense (Income)

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Other expense (income)	$18	$1	$17	$50	$(2)	$52
The change in other expense (income) during the three months ended May 31, 2023, compared to the three months ended May 31, 2022, is primarily due to an increase in fees associated with the securitization programs and higher interest rates for the trade accounts receivable sales programs.
The change in other expense (income) during the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022, is primarily due to: (i) $48 million related to an increase in fees associated with the securitization programs and higher utilization of and higher interest rates for the trade accounts receivable programs and (ii) $10 million, primarily related to higher net periodic benefit costs. The change is partially offset by a $6 million decrease in other expense.
Interest Income

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Interest income	$32	$1	$31	$62	$2	$60
Interest income increased during the three months and nine months ended May 31, 2023, compared to the three months and nine months ended May 31, 2022, primarily due to higher interest rates on and higher cash balances.

Interest Expense

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Interest expense	$83	$39	$44	$216	$105	$111
Interest expense increased during the three months ended May 31, 2023, compared to the three months ended May 31, 2022, primarily due to higher interest rates on our commercial paper program, credit facilities, and other borrowings.
Interest expense increased during the nine months ended May 31, 2023, compared to the nine months ended May 31, 2022, primarily due to higher borrowings and higher interest rates on our commercial paper program, credit facilities, and other borrowings.
Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2023	May 31, 2022	Change	May 31, 2023	May 31, 2022	Change
Effective income tax rate	24.0%	21.8%	2.2%	25.7%	22.5%	3.2%
The effective income tax rate increased for the three months and nine months ended May 31, 2023, compared to the three months and nine months ended May 31, 2022, primarily due to a change in the jurisdictional mix of earnings, partially offset by a $17 million income tax expense during the three months and nine months ended May 31, 2022 for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions.
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

Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Nine months ended
(in millions, except for per share data)	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Operating income (U.S. GAAP)	$375	$321	$1,096	$984
Amortization of intangibles	7	8	24	24
Stock-based compensation expense and related charges	18	16	80	67
Restructuring, severance and related charges(1)	—	—	45	—
Net periodic benefit cost(2)	4	7	11	21
Adjustments to operating income	29	31	160	112
Core operating income (Non-GAAP)	$404	$352	$1,256	$1,096
Net income attributable to Jabil Inc. (U.S. GAAP)	$233	$218	$663	$681
Adjustments to operating income	29	31	160	112
Loss on debt extinguishment	—	4	—	4
Net periodic benefit cost(2)	(4)	(7)	(11)	(21)
Adjustments for taxes	11	—	32	—
Core earnings (Non-GAAP)	$269	$246	$844	$776
Diluted earnings per share (U.S. GAAP)	$1.72	$1.52	$4.86	$4.67
Diluted core earnings per share (Non-GAAP)	$1.99	$1.72	$6.18	$5.32
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	135.1	143.3	136.4	145.8

(1)Recorded during the nine months ended May 31, 2023, related to headcount reduction to further optimize our business activities.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
Adjusted Free Cash Flow

	Nine months ended
(in millions)	May 31, 2023	May 31, 2022
Net cash provided by operating activities (U.S. GAAP)	$1,048	$745
Acquisition of property, plant and equipment (“PP&E”)(1)	(860)	(1,068)
Proceeds and advances from sale of PP&E(1)	180	470
Adjusted free cash flow (Non-GAAP)	$368	$147

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

Cash and Cash Equivalents
As of May 31, 2023, we had approximately $1.5 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of May 31, 2023 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes(1)	Borrowings under revolving credit facilities(2)(3)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2022	$300	$497	$496	$592	$497	$493	$—	$—	$—	$2,875
Borrowings	—	—	—	—	—	—	298	3,258	—	3,556
Payments	—	—	—	—	—	—	—	(3,258)	—	(3,258)
Other	—	—	—	1	1	2	(3)	—	—	1
Balance as of May 31, 2023	$300	$497	$496	$593	$498	$495	$295	$—	$—	$3,174
Maturity Date	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2025 and Jan 22, 2027	Jul 31, 2026
Original Facility/ Maximum Capacity(3)	$300 million	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$3.9 billion(3)	$1 million

.
(1)On April 13, 2023, we issued $300 million of publicly registered 5.450% Senior Notes due 2029 (the “5.450% Senior Notes”). We intend to use the net proceeds for general corporate purposes, including, together with available cash, repayment of the $300 million aggregate principal amount of our 4.900% Senior Notes due in July 2023.
(2)On February 10, 2023, we entered into an amendment (the “Amendment”) to our senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the five-year revolving credit facility (the “Five-Year Revolving Credit Facility”), (ii) established customary SOFR, CDOR, EURIBOR and TIBOR provisions, which replaced the LIBOR provisions set forth in the existing agreement, and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2025, and of the Five-Year Revolving Credit Facility to January 22, 2027.
(3)As of May 31, 2023, we had $3.9 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2023 and August 31, 2022, we were in compliance with our debt covenants. Refer to Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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

We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months and nine months ended May 31, 2023 and 2022 were not material. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2023.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. During the three months and nine months ended May 31, 2023, we sold $1.0 billion and $3.1 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.0 billion and $3.0 billion, respectively. As of May 31, 2023, we had no available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of May 31, 2023 and August 31, 2022, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 6 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
As of May 31, 2023, we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time up to a: (i) maximum aggregate amount available of $2.0 billion under eight trade accounts receivable sale programs, (ii) maximum amount available of 400 million CNY under one trade accounts receivable sale program, (iii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, and (iv) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program. The trade accounts receivable sale programs expire on various dates through 2028.

During the three months and nine months ended May 31, 2023, we sold $2.6 billion and $9.0 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $2.6 billion and $9.0 billion, respectively. As of May 31, 2023, we had up to $1.0 billion in available liquidity under our trade accounts receivable sale programs.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Nine months ended
	May 31, 2023	May 31, 2022
Net cash provided by operating activities	$1,048	$745
Net cash used in investing activities	(738)	(616)
Net cash used in financing activities	(304)	(639)
Effect of exchange rate changes on cash and cash equivalents	(4)	13
Net increase (decrease) in cash and cash equivalents	$2	$(497)
Operating Activities
Net cash provided by operating activities during the nine months ended May 31, 2023, was primarily due to non-cash expenses and net income and a decrease in accounts receivable, inventories, and contract assets. The net cash provided by operating activities was partially offset by a decrease in accounts payable, accrued expenses and other liabilities and an increase in prepaid expenses and other current assets. The decrease in accounts receivable is primarily driven by the timing of collections. The decrease in inventories is primarily due to higher consumption of inventories to support sales during the quarter. The decrease in contract assets is primarily due to timing of revenue recognition for over time customers. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily due to the timing of payments.

Investing Activities
Net cash used in investing activities during the nine months ended May 31, 2023 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2023 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) the purchase of treasury stock under employee stock plans, and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
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
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remained under the 2022 Share Repurchase Program.
In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2023 Share Repurchase Program”). As of May 31, 2023, 2.2 million shares had been repurchased for $179 million, excluding excise tax, and $821 million remains available under the 2023 Share Repurchase Program.
Contractual Obligations
As of the date of this report, other than the borrowings on the 5.450% Senior Notes, (see Note 5 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements) and the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2022, to our contractual obligations and commitments and the related cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2023. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
For our fiscal quarter ended May 31, 2023, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended May 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
March 1, 2023 - March 31, 2023	607,055	$82.49	607,055	$925
April 1, 2023 - April 30, 2023	598,779	$81.87	598,079	$876
May 1, 2023 - May 31, 2023	685,772	$80.14	685,772	$821
Total	1,891,606	$81.44	1,890,906

(1)The purchases include amounts that are attributable to 700 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In September 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, as publicly announced in a press release on September 27, 2022 (the “2023 Share Repurchase Program”).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

1.1	Underwriting Agreement, dated as of April 10, 2023, among the Company, BofA Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	4/13/2023

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-K	3.2	8/31/2022

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.5).	8-K	4.1	4/13/2023

4.4	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.6).	8-K	4.1	5/4/2022

4.5	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.6	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.7	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.8	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.9	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 31, 2023 and August 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended May 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: June 30, 2023	By:	/s/ KENNETH S. WILSON
Kenneth S. Wilson Chief Executive Officer

Date: June 30, 2023	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer