Form 10-K
period 2023-08-31
JABIL INC
filed 2023-10-20
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2023, was approximately $9.6 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 12, 2023, was 127,945,064. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on January 25, 2024, into Part III hereof, to the extent indicated herein.

JABIL INC. AND SUBSIDIARIES
2023 FORM 10-K ANNUAL REPORT

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
We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We conduct our operations in facilities that are located worldwide, including but not limited to China, India, Malaysia, Mexico, Singapore, and the United States. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities. For the fiscal year ended August 31, 2023, we had net revenues of $34.7 billion and net income attributable to Jabil Inc. of $818 million.
We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-capital equipment, and networking and storage industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, machining, tooling, and molding of highly engineered plastic and metal parts. Our DMS includes customers primarily in the automotive and transportation, connected devices, healthcare and packaging, and mobility industries.
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

•Product Diversification. We focus on balancing our portfolio of products and product families to those that align with higher return areas of our business, including manufacturing, supply chain management services, comprehensive electronics design, production and product management services, 5G wireless, cloud, healthcare, packaging, automotive and transportation, and semi-capital equipment. We have made concentrated efforts to diversify our industry sectors and customer base. Because of these efforts, we have experienced business growth from both existing and new customers as well as from acquisitions.

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

•Leverage Global Production. We believe that global production is a key strategy to reduce obsolescence risk and secure the lowest possible landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in the Americas, Europe and Asia. Our extensive global footprint positions us well to implement safe and practical solutions in order to select production locations which best serve the needs of our customers. We believe that our global footprint is strengthened by our centralized procurement process, which when coupled with our single Enterprise Resource Planning system affords our customers with end-to-end supply chain visibility.

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
In fiscal year 2023, our five largest customers accounted for approximately 42% of our net revenue and 84 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customer that accounted for a significant concentration of our net revenue during the periods indicated:

	Fiscal Year Ended August 31,
	2023	2022	2021
Apple, Inc.	17%	19%	22%
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
Human Capital Management
As of August 31, 2023, our workforce includes diverse, talented and dedicated employees across approximately 100 locations in more than 30 countries who differentiate us from our competitors. To maintain our edge, we continually invest in our employees, so that they can take care of our customers, shareholders and communities. Following is a summary of employees by location (in thousands):

Region	Number of Employees
Asia	167
Americas	52
Europe	17
Total(1)	236

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

Human Rights
We promote respect for fundamental human rights as an essential element of responsible corporate citizenship. We are a founding member of the Responsible Business Alliance (RBA), which is one of the world’s largest industry coalitions for corporate social responsibility in global supply chains. The RBA sets (1) standards regarding excessive working hours and unfair wages, (2) controls to prohibit child labor and human trafficking, and (3) avenues for employees to raise and address workplace health and safety concerns. We have aligned our work programs, processes and procedures to the RBA Code of Conduct to help ensure working conditions are safe, employees are treated with respect and dignity and manufacturing process and practices are environmentally responsible.
Diversity, Equity and Inclusion
At Jabil, our core strength lies in our diverse workforce, providing us with the innovation and creativity that have allowed us to continue our success. Welcoming a spectrum of backgrounds, experiences, and viewpoints, we collaborate effectively to create an environment where every employee feels physically and psychologically safe to bring their true selves to work every day. Our approach not only empowers our employees to embrace authenticity, but also challenges, and uplifts them, enabling them to create an impact both within their roles and the global space.
In keeping with our Code of Conduct, we are dedicated to establishing a discrimination-free and harassment-free environment globally, helping to ensure the human rights of all our employees are respected. Guided by our enterprise-wide priorities of mitigating biases, cultivating inclusive leadership, and developing diverse talent, we are proud to foster a culture of belonging.
In fiscal year 2023, we further advanced diversity, equity, and inclusion (DEI) programming through the formation of our second enterprise-wide DEI Council, which works closely with our business, manufacturing, and functional teams to identify areas of focus and make informed decisions around our DEI strategy and organization. This second global council is committed to building a diverse, equitable, and inclusive environment.
During fiscal year 2023, numerous initiatives were launched in alignment with Jabil’s ESG goals to increase the representation of women in leadership and programming around disability inclusion. We launched our first wave of global events focused on women, creating the opportunity for women leaders across our functional teams, to share their experiences and advice in an open forum setting. While geared toward women, all employees at all levels at Jabil were welcome to participate in these seven engaging sessions to enhance both professional and personal development. We also hosted regionalized training in our Latin America sites related to biases, discrimination, and harassment against women.
We were proud to receive a top score on the 2023 Disability Equality Index by Disability:IN for the third consecutive year. Sites globally developed and implemented programs focused on employment and retention of employees with disabilities, physical and digital infrastructure, and training programs to foster an inclusive environment. With support from Disability:IN, we created and implemented a new learning, “Disability Inclusion & Awareness in the Workplace,” complete with best practices and an introduction in sign language by our team in Dominican Republic.
Beyond these two focus areas, we completed many initiatives at the site level to celebrate diversity across the Americas, Europe, and Asia, including sponsoring and walking in Pride Parades, external social media and communication campaigns, training sessions to mitigate unconscious bias, and more.
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
Career Growth and Development
At Jabil, we have historically invested in the professional and personal growth and development of our employees at all levels of the organization to encourage continuous learning and skills enrichment. In addition, we undertake talent reviews to assess bench strength and succession planning. During these reviews, we also spotlight high potential talent, retention rates and the diversity composition of our leaders. In fiscal year 2023, there were more than 19,000 internal promotions at various levels in Jabil, a testament to our ability to grow and develop our own talent.
Employee Engagement
In May 2023, we conducted our global Voice of the Employee Survey, administered by a third party. Action plans have been developed and are in the process of being executed at all sites to promote continued excellence in employee engagement at Jabil. This is a continuation of four Voice of the Employee Pulse Surveys conducted in 2022 to measure the impact of action plans developed from the 2021 global survey.
Cultural Initiatives
Our commitment to our employees’ safety and wellbeing goes beyond physical health to include social, emotional and mental health. At Jabil, we provide our employees two days of paid time off for health & wellbeing and one day for community service. As of August 31, 2023, almost 95,000 employees have utilized their wellness days, and over 13,000 employees have completed a paid day of community service.
To support our commitment to serve our communities where we live and operate, Jabil employees completed over 1 million volunteer hours in 2022. From January to July 2023, Jabil employees and sites have volunteered approximately 500,000 service hours in their local communities to help make a difference in the areas of education, empowerment and the environment. We believe that while our efforts are locally driven, the impact is global.
Jabil hosted four “Global Volunteer Days,” large scale volunteer events designed to create shared experiences across the organization around a particular cause. The four Global Volunteer Days held in 2023 were International Women’s Day, Earth Day, World Environment Day, and World Food Day.
In 2023, Jabil hosted employees from around the globe for our annual continuous improvement competition, Deliver Best Practices. This week-long celebration embodies the best of Jabil’s culture by encouraging individuals to learn more about one another while also competing to be named the top project around four key business drivers (People, Process, Social & Environmental and Technology & Innovation).
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
Steven D. Borges (age 55) was named Executive Vice President, Chief Executive Officer, Diversified Manufacturing Services in June 2022. He previously served as Executive Vice President, Chief Executive Officer, Regulated Industries, from September 2020, with additional responsibility for additive Manufacturing and as Executive Vice President, Chief Executive Officer, Healthcare from September 2016 through August 2020. Mr. Borges joined Jabil in 1993. He holds a bachelor’s degree in Business Administration and Management from Fitchburg State University.
Gerald “JJ” Creadon (age 49) was named Executive Vice President, Operations, in March 2022. Prior to this role, he served as Senior Vice President, Global Operations since March 2019. Mr. Creadon first joined Jabil in 1995 and has held roles of increasing leadership, including Vice President, Global Business Operations. He holds a bachelor’s degree in business administration from the University of Phoenix and an MBA from the University of Florida’s Warrington School of Business.

Michael Dastoor (age 58) was named Executive Vice President, Chief Financial Officer in September 2018. He previously served as Senior Vice President, Controller from July 2010. Mr. Dastoor joined Jabil in 2000. He holds a degree in Finance and Accounting from the University of Bombay and is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.
Roberto Ferri (age 58) was named Senior Vice President, Chief Sales and Marketing Officer in 2020 and previously served as Senior Vice President, Sales from July 2015. Mr. Ferri joined Jabil in 2001 as Vice President, Sales. He holds a degree in economics and marketing from SDA Bocconi, Italy.
Frederic McCoy (age 55) was named Executive Vice President & Chief Executive Officer, Electronics Manufacturing Services, in December 2021. He previously he served as Senior Vice President, Global Business Units from October 2017. Mr. McCoy joined Jabil in 2001. He holds a Master of Arts in International Affairs and Economics from the School of Advanced International Studies (SAIS) at Johns Hopkins University and a Bachelor of Science in Foreign Service from Georgetown University.
Frank McKay (age 53) was named Senior Vice President, Chief Procurement Officer, in January 2019. Prior to his current role, he served as Vice President, Procurement & Purchasing Services from October 2014 and held a variety of management positions in Europe, Asia and the US since joining Jabil in 1997. Mr. McKay holds a bachelor’s from University of Strathclyde.
Kristine Melachrino (age 45) was named Senior Vice President, General Counsel, in October 2022. She joined Jabil in 2007 holding various roles in the legal department supporting the functional and business teams globally. Prior to this role, Ms. Melachrino served as Vice President, Senior Deputy General Counsel for the global Commercial legal team, advising on complex legal and regulatory matters to facilitate business growth; and Assistant Corporate Secretary. She holds a Juris Doctor from Stetson University College of Law, and an MBA from Stetson University.
Mark Mondello (age 59) was named Chairman of Jabil’s Board of Directors effective November 1, 2021 and has been a member of the Board since March 2013. Mr. Mondello served as our Chief Executive Officer until succeeded by Mr. Wilson on May 1, 2023. Mr. Mondello has retained various executive responsibilities. Mr. Mondello joined Jabil in 1992. He holds a B.S. in Mechanical Engineering from the University of South Florida.
Daryn Smith (age 53) was named Senior Vice President, Enterprise & Commercial Controller in June 2018 and assumed leadership of Corporate Development and M&A in September 2020. He served as Chief Financial Officer of EMS from June 2013 through June 2018. Mr. Smith joined Jabil in 2002. He holds a bachelor's in Accounting from the University of South Florida and an MBA from the University of Florida.
Kenneth S. Wilson (age 58) was named Chief Executive Officer and member of the Board of Directors in May 2023. Prior to that, he was Executive Vice President and Chief Executive Officer of Jabil Green Point since September 2017, and earlier served as Senior Vice President of the Telecommunications Infrastructure Sector within Jabil's Enterprise & Infrastructure group. He first joined Jabil in 2000. Mr. Wilson has a bachelor’s in Manufacturing Engineering and an MBA from Edinburgh Business School.
May Yap (age 53) was named Senior Vice President, Chief Information Officer in September 2020. She joined Jabil in 2014 as Vice President and CIO of Jabil Green Point. Ms. Yap holds an MBA and a master’s in Computer Science from University of Hull and a doctorate in business administration and management from New York University.

Additional Information
Our principal executive offices are located at 10800 Roosevelt Boulevard North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The “Investors” section of our website contains a significant amount of information about our Company, including a Sustainability Report, financial and other information for investors. The information that we post on the “Investors” section of our website could be deemed to be material information. We encourage investors, the media and others interested in Jabil to visit our website. Information on our website, however, is not a part of this report.

Item 1A. Risk Factors
Business and Operational Risks
Our ability to schedule production, manage capital expenditures and maximize the efficiency of our manufacturing capacity is highly dependent on the actions of our customers, who generally do not commit to long-term production schedules, and cancel orders, change production quantities, delay production and/or change sourcing strategy.
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
Our global operations expose us to COVID-19 and its variants, which have had and may in the future again have an adverse impact on our employees, operations, supply chain and distribution system.
Public and private sector policies and initiatives to reduce the transmission of COVID-19, including travel restrictions and quarantines, have and may have again in the future impact our operations, including affecting the ability of our employees to get to our facilities, reducing capacity utilization levels, causing certain facility or intermittent business suspensions, and interrupting the movement or increasing the cost of moving components and products through our supply chain. If factory suspensions are required or reductions in capacity utilization levels occur in the future, we would expect to incur additional direct costs and lost revenue.
Our suppliers have experienced facility closures or reductions in their capacity utilization levels and may experience closures or reductions again in the future. When this occurs, we have and may in the future again have difficulty sourcing materials necessary to fulfill production requirements which could lead to higher material and freight costs.

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
Because we depend on a limited number of customers, a reduction in sales to any one of those customers has and could again cause a significant decline in our revenue.
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
Some of the products we manufacture require one or more components that are only available from a single source. Some of these components are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold if we have to pay higher prices for components in limited supply, or cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, pandemics, natural disasters and global events that have caused material and component shortages. In fiscal year 2023, our supply chain was impacted by component shortages, most notably in the semiconductor industry. Our production of a customer’s product has and could again be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our results of operations.
If a component shortage is threatened or anticipated, we have and may in the future purchase such components early to avoid a delay or interruption in our operations. Purchasing components early may cause us to incur additional inventory carrying costs and may cause us to experience inventory obsolescence, both of which may not be recoverable from our customers and could adversely affect our gross profit margins and results of operations. A component shortage will require us to look to second tier vendors or to procure components through brokers. Component availability may be impacted by a supplier’s decision to change part design, performance specifications, manufacturing process, manufacturing locations and/or use of subcontractors, or by both planned and unforeseen product discontinuation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement.”
Customer relationships with emerging companies present more risks than with established companies.
Customer relationships with emerging companies present special risks because we do not have an extensive product or customer relationship history. There is less demonstration of market acceptance of their products making it harder for us to anticipate requirements as compared to established customers. Our credit risk on these customers, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to us, are potentially increased. We sometimes offer these customers extended payment terms, loans and other support and financial accommodations which increases our financial exposure and has impacted our financial results in the past.

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
Introducing new business models or programs requiring implementation of new competencies, such as new process technologies and our development of new products or services, has and could affect our operations and financial results.
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
Our business is highly competitive and our manufacturing processes are generally not subject to significant proprietary protection. We compete against numerous domestic and foreign electronic manufacturers, manufacturing service providers, design providers and others. The significant purchasing power and market power of these competitors, many of which are large companies, has and could increase pricing and competitive pressures for us. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources. These competitors may:
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

Our business has and could be adversely affected by any delays, or increased costs, resulting from common carrier or transportation issues.
We rely on a variety of common carriers across the globe to transport our materials from our suppliers and to our customers. Problems suffered by any of these common carriers, including natural disaster, pandemic, labor problems, increased energy prices, or criminal activity, has and could result in shipping delays for products or materials, increased costs or other supply chain disruptions, and could therefore have a negative impact on our ability to receive products from suppliers and deliver products to customers, resulting in a material adverse effect on our operations.
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
Although we use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will be able to maintain or develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. The acquisition and implementation of new technologies and equipment and the offering of new or additional services to our customers has in the past and may again in the future require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we newly establish or acquire, we may not be able to insert or maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire sufficient personnel to maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our results of operations.
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
•the attacks on Israel, the possibility of military activity in countries near or adjacent to Israel, and the sanctions and other actions that have or may be taken by other governments around the world in response could impact the Company although we have limited business in Israel;
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
•higher potential for theft, misappropriation or unauthorized access to or use of technology, data or intellectual property; and
•international trade disputes have and could result in tariffs and other protectionist measures that have and could adversely affect our business. Tariffs have and could increase the costs of the components and raw materials we use in the manufacturing process as well as import and export costs for finished products. Countries could adopt other protectionist measures that could limit our ability to manufacture products or provide services. Increased costs to our U.S. customers who use our non-U.S. manufacturing sites and components may adversely impact demand for our services and our results of operation and financial condition. Additionally, international trade disputes may cause our customers to decide to relocate the manufacturing of their products to another location, either within country, or into a new country. Relocations may require considerable management time as well as expenses related to market, personnel and facilities development before any significant revenue is generated, which may negatively affect our margin. Furthermore, there can be no assurance that all customer manufacturing needs can be met in available locations within the desired timeframe, or at all, which may cause us to lose business, which may negatively affect our financial condition and results of operation.
In particular, a significant portion of our manufacturing, design, support and storage operations are conducted in our facilities in China, and revenues associated with our China operations are important to our success. Therefore, our business, financial condition and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive, infrastructure and other factors in China. International trade disputes or political differences with China have and could result in tariffs and other measures that could adversely affect the Company’s business. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rules and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector due to the intensely competitive and fluid market for labor, and the retention of adequate labor is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. We are also subject to risks associated with our subsidiaries organized in China. For example, regulatory and registration requirements and government approvals affect the financing that we can provide to our subsidiaries. If we fail to receive required registrations and approvals to fund our subsidiaries organized in China, or if our ability to remit currency out of China is limited, then our business and liquidity could be adversely affected.
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
We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; and divestitures may adversely affect our business, reputation, financial condition, results of operations or cash flows.
We have in the past and will continue to seek and complete acquisitions and divestitures. We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to identify future strategic acquisitions and adequately conduct due diligence, consummate these potential acquisitions on favorable terms, if at all, or if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:
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
Many of our acquisitions involve operations outside of the U.S., which are subject to various risks including those described in “Risk Factors – We derive a substantial majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense than our domestic operations.”
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
In addition, divestitures involve significant risks, including without limitation, difficulty finding financially sufficient buyers or selling on acceptable terms in a timely manner. Divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction. In addition, completing divestitures is costly, diverts management’s attention and could leave us with certain continuing liabilities.
These and other factors could harm our ability to achieve anticipated levels of profitability or realize other anticipated benefits of an acquisition or divestiture and could adversely affect our business and operating results.
We may experience difficulties with consummating the sale of our Mobility business to BYD Electronic (International) Co. Ltd. (“BYDE”).
Through our indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., we have agreed to sell our Mobility business to BYDE as announced on September 26, 2023. The transaction has not yet closed, and a number of risks and challenges may arise in consummating the divestiture, including:
•The occurrence of any event, change or other circumstance that could give rise to the termination of the definitive agreement;
•The failure to satisfy closing conditions and consummate the potential transaction;
•Jabil’s or BYDE’s ability to obtain required regulatory approvals for the potential transaction and the timing and conditions for such approvals; and
•The ability to obtain any approval required from the stockholders of BYDE or required consents of other third parties.
In addition, we might experience disruption from the potential transaction, including potential adverse changes to relationships with customers, employees, suppliers or other parties resulting from the failure to consummate the potential transaction; potential proceedings relating to the potential transaction that could be instituted against Jabil; unexpected costs or unexpected liabilities that may arise from the potential transaction, whether or not consummated; the inability to retain key personnel; the impact of changes in economic, market, political or social conditions; and future regulatory or legislative actions that could adversely affect us.
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

We have and may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements or following divestitures. We may consolidate or divest certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted.
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
Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, have and could in the future adversely affect our operations.
We rely on information systems, some of which are managed by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures. These include industrial espionage attacks, data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results. In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and globally. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.
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
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate has been and may be increased by changes in the mix of earnings between jurisdictions, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates or countries adopting more aggressive interpretations of tax laws, or other legislative changes.
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

In August 2022, the U.S. government enacted the Inflation Reduction Act (the “IRA”) which includes a 15% book income alternative minimum tax on certain corporations and a 1% excise tax on share repurchases. Based on our current analysis of the provisions, we do not expect these tax law changes to have a material impact on our financial statements; however, we will continue to evaluate their impact as further information becomes available.
The European Union (EU) and other countries have committed to enacting substantial changes that would reshape international tax rules, including the introduction of a global minimum tax. In December 2022, the EU approved a directive requiring member states to incorporate a 15% global minimum tax applied on a country-by-country basis into their respective laws effective for fiscal years beginning on or after December 31, 2023. In addition, several non-EU countries have recently proposed and/or adopted legislation consistent with the global minimum tax framework. Although the timing and ultimate impacts of any such changes are uncertain, our effective tax rate and cash tax liability could be adversely impacted by the enactment of these rules.
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
An adverse change in the interest rates for our borrowings has and could adversely affect our financial condition.
We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined has and may continue to have a material adverse effect on our financial position, results of operations and cash flows. If certain economic or fiscal issues occur, interest rates have and could rise, which would increase our interest costs and reduce our net income. Also, increased interest rates could make any future fixed interest rate debt obligations more expensive.
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
We have recorded intangible assets, including goodwill, in connection with business acquisitions. We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. Refer to Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for further discussion of the impairment testing of goodwill and identifiable intangible assets. A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of our businesses and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future, which could impact our consolidated balance sheet, as well as our consolidated statement of operations.
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

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. In addition, we make statements about our environmental, social and governance goals and initiatives through our sustainability report. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, and requires investments. We cannot guarantee that we will achieve our goals and initiatives. Any failure, or perceived failure, to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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
The table below lists the approximate square footage for our facilities as of August 31, 2023 (in millions):

Location	Approximate Square Footage
Asia(1)	34
Americas	14
Europe	4
Total(2)(3)	52

(1)Includes approximately 13 million square feet in leased facilities that were reclassified as held for sale on the Consolidated Balance Sheet. See Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
(2)Approximately 6% of our total square footage is not currently used in business operations.
(3)Consists of 14 million square feet in facilities that we own with the remaining 38 million square feet in leased facilities.
Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards.
Item 3. Legal Proceedings
See the discussion in Note 18 – “Commitments and Contingencies” to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock trades on the New York Stock Exchange under the symbol “JBL.” See discussion of our cash dividends declared to common shareholders in Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements.
We expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
On October 12, 2023, the closing sales price for our common stock as reported on the New York Stock Exchange was $139.12. As of October 12, 2023, there were 1,093 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Stock Performance Graph
The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2023, with the cumulative stockholder return of the (1) S&P MidCap 400 Index and (2) peer group which includes Celestica Inc., Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

August 31	2018	2019	2020	2021	2022	2023
Jabil Inc.	$100	$99	$118	$215	$211	$402
S&P MidCap 400 Index – Total Returns	$100	$94	$98	$141	$127	$140
Peer Group	$100	$77	$90	$140	$135	$147

Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended August 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
June 1, 2023 – June 30, 2023	470,447	$96.14	470,447	$776
July 1, 2023 – July 31, 2023	257	$112.57	—	$776
August 1, 2023 – August 31, 2023	—	$—	—	$776
Total	470,704	$96.15	470,447

(1)The purchases include amounts that are attributable to 257 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)In September 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on September 27, 2022 (the “2023 Share Repurchase Program”). In September 2023, our Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock as publicly announced in a press release on September 28, 2023. For more information, see “Liquidity and Capital Resources - Dividends and Share Repurchases”.
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
We have two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-capital equipment, and networking and storage industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. Our DMS segment includes customers primarily in the automotive and transportation, connected devices, healthcare and packaging, and mobility industries.
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
We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in research and development (“R&D”) of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the research and development line item within our Consolidated Statements of Operations.
An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in operations outside the U.S. are denominated in local currencies. We economically hedge certain of these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign currency exchange contracts. Changes in the fair market value of such hedging instruments are reflected within the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income.
On September 26, 2023, we announced the signing of a definitive agreement to divest our mobility business to BYD Electronic (International) Company Limited (“BYDE”) in a cash transaction valued at approximately $2.2 billion. The transaction is anticipated to close within the first two quarters of our fiscal year 2024 (which is the period from September 1, 2023 through February 29, 2024), and is subject to closing conditions, including required regulatory approvals.
See Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Fiscal Year Ended August 31,
	2023	2022	2021
Net revenue	$34,702	$33,478	$29,285
Gross profit	$2,867	$2,632	$2,359
Operating income	$1,537	$1,393	$1,055
Net income attributable to Jabil Inc.	$818	$996	$696
Earnings per share – basic	$6.15	$7.06	$4.69
Earnings per share – diluted	$6.02	$6.90	$4.58
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2023(1)	May 31, 2023	August 31, 2022
Sales cycle(2)	43 days	48 days	32 days
Inventory turns (annualized)(3)	5 turns	4 turns	5 turns
Days in accounts receivable(4)	40 days	38 days	40 days
Days in inventory(5)	80 days	84 days	79 days
Days in accounts payable(6)	77 days	74 days	87 days

(1)The calculation of these key performance indicators includes assets and liabilities held for sale for the three months ended August 31, 2023.
(2)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(3)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(4)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended August 31, 2023, the increase in days in accounts receivable from the prior sequential quarter was primarily due to an increase in accounts receivable, primarily driven by timing of collections.
(5)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2023, the decrease in days in inventory from the prior sequential quarter was primarily driven by sales activity during the quarter resulting in a higher consumption of inventory and improved working capital management.
(6)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2023, the decrease in days in accounts payable from the three months ended August 31, 2022 was primarily due to cash payments and timing of purchases during the quarter. During the three months ended August 31, 2023, the increase in days in accounts payable from the prior sequential quarter was primarily due to an increase in material purchases and timing of cash payments during the quarter.

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
We completed our annual impairment analysis for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2023. The qualitative assessment was used for all reporting units and we determined that it is more likely than not that the fair values of our reporting units and the indefinite-lived intangible assets are in excess of the carrying values and that no impairment existed as of the date of the impairment analysis.

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
Recent Accounting Pronouncements
See Note 19 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for the results of operations discussion for the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021.
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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net revenue	$34,702	$33,478	$29,285	3.7%	14.3%
2023 vs. 2022
Net revenue increased during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022. Specifically, the DMS segment net revenue increased 8% due to: (i) a 7% increase in revenues from existing customers within our automotive and transportation business, (ii) a 4% increase in revenues from existing customers within our healthcare and packaging businesses and (iii) a 1% increase in in revenues from existing customers within our mobility business. The increase was partially offset by a 4% decrease in revenues from existing customers within our connected devices business. The EMS segment net revenue remained consistent due to: (i) a 2% increase in revenues from existing customers within our industrial and semi-capital equipment business and (ii) a 2% decrease in revenues from existing customers within our 5G, wireless and cloud business.
On September 26, 2023, we announced the signing of a definitive agreement to divest our mobility business to BYD Electronic (International) Company Limited (“BYDE”) in a cash transaction valued at approximately $2.2 billion. The transaction is anticipated to close within the first two quarters of our fiscal year 2024 (which is the period from September 1, 2023 through February 29, 2024), and is subject to closing conditions, including required regulatory approvals. See Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
During fiscal year 2024, we expect an additional $700 million in components that we procure and integrate for our cloud business will shift from a purchase and resale model to a customer-controlled consignment service model. As a result of this continued transition, revenue associated with these components are shown on a net basis and as a result, we expect higher gross margins and lower cash used in this business.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2023	2022	2021
EMS	48%	50%	47%
DMS	52%	50%	53%
Total	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2023	2022	2021
Foreign source revenue	85.8%	83.9%	83.6%
Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2023	2022	2021
Gross profit	$2,867	$2,632	$2,359
Percent of net revenue	8.3%	7.9%	8.1%
2023 vs. 2022
Gross profit as a percentage of net revenue increased for the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022, primarily due to product mix.
Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Selling, general and administrative	$1,206	$1,154	$1,213	$52	$(59)
2023 vs. 2022
Selling, general and administrative expenses increased during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022. The increase is primarily due to: (i) a $26 million increase due to higher salary and salary related expenses, (ii) a $14 million increase in stock-based compensation expense due to higher anticipated achievement levels for certain performance-based stock awards and increased awards granted, and (iii) $12 million of other selling, general and administrative expenses.
Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2023	2022	2021
Research and development	$34	$33	$34
Percent of net revenue	0.1%	0.1%	0.1%
2023 vs. 2022
Research and development expenses remained consistent as a percent of net revenue during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022.
Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Amortization of intangibles	$33	$34	$47	$(1)	$(13)

2023 vs. 2022
Amortization of intangibles remained relatively consistent during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022.
Restructuring, Severance and Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Restructuring, severance and related charges	$57	$18	$10	$39	$8
2023 vs. 2022
Restructuring, severance and related charges increased during the fiscal year ended August 31, 2023, compared to the fiscal year ended August 31, 2022 primarily related to a headcount reduction to further optimize our business activities.
2024 Restructuring Plan
On September 26, 2023, our Board of Directors approved a restructuring plan to (i) realign our cost base for stranded costs associated with the sale and realignment of our mobility business and (ii) optimize our global footprint. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) cost base and capacity realignment (the “2024 Restructuring Plan”). The 2024 Restructuring Plan reflects our intention only and restructuring decisions, and the timing of such decisions, at certain locations are still subject to consultation with our employees and their representatives.
Based on the analysis done to date, we currently expect to recognize approximately $300 million in pre-tax restructuring and other related costs over the course of our 2024 fiscal year. The charges relating to the 2024 Restructuring Plan are currently expected to result in net cash expenditures of approximately $200 million that will be payable over the course of our fiscal years 2024 and 2025. The exact timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Our estimates for the charges discussed above exclude any potential income tax effects.
See Note 14 – “Restructuring, Severance and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring, severance and related charges.
Loss on Debt Extinguishment

	Fiscal Year Ended August 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Loss on debt extinguishment	$—	$4	$—	$(4)	$4
2023 vs. 2022
The change in loss on debt extinguishment during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022, is due to the “make-whole” premium incurred for the redemption of the 4.700% Senior Notes during the fiscal year ended August 31, 2022.
Gain on Securities

	Fiscal Year Ended August 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Gain on securities	$—	$—	$(2)	$—	$2
2023 vs. 2022
Gain on securities remained consistent during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022.

Other Expense (Income)

	Fiscal Year Ended August 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Other expense (income)	$69	$12	$(11)	$57	$23
2023 vs. 2022
The change in other expense (income) during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022, is primarily due to a $57 million increase in fees due to higher interest rates on our trade accounts receivable sale programs and global asset-backed securitization program.
Interest Expense, net

	Fiscal Year Ended August 31,			Change
(in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest expense, net	$206	$146	$124	$60	$22
2023 vs. 2022
Interest expense, net increased during the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022, primarily due to higher interest rates on our commercial paper program and credit facilities.

Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Effective income tax rate	35.2%	19.1%	26.0%	16.1%	(6.9)%
2023 vs. 2022
The effective income tax rate increased for the fiscal year ended August 31, 2023, compared to the fiscal year ended August 31, 2022, primarily due to: (i) a change in the jurisdictional mix of earnings, (ii) an income tax expense of $146 million related to a change in the indefinite reinvestment assertion resulting from the planned divestiture and operations classified as held for sale for the fiscal year ended August 31, 2023, and (iii) an income tax benefit of $26 million for the reversal of a portion of the U.S. valuation allowance for the fiscal year ended August 31, 2022. These increases were partially offset by a $17 million income tax expense for an unrecognized tax benefit related to the taxation of certain prior year intercompany transactions for the fiscal year ended August 31, 2022.
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
Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 for the non-GAAP financial measures discussion for the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021.

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in millions, except for per share data)	2023	2022	2021
Operating income (U.S. GAAP)	$1,537	$1,393	$1,055
Amortization of intangibles	33	34	47
Stock-based compensation expense and related charges	95	81	102
Restructuring, severance and related charges(1)	57	18	10
Net periodic benefit cost(2)	11	17	24
Business interruption and impairment charges, net	—	—	(1)
Acquisition and integration charges	—	—	4
Adjustments to operating income	196	150	186
Core operating income (Non-GAAP)	$1,733	$1,543	$1,241
Net income attributable to Jabil Inc. (U.S. GAAP)	$818	$996	$696
Adjustments to operating income	196	150	186
Loss on debt extinguishment	—	4	—
Gain on securities	—	—	(2)
Net periodic benefit cost(2)	(11)	(17)	(24)
Adjustment for taxes(3)	169	(28)	(3)
Core earnings (Non-GAAP)	$1,172	$1,105	$853
Diluted earnings per share (U.S. GAAP)	$6.02	$6.90	$4.58
Diluted core earnings per share (Non-GAAP)	$8.63	$7.65	$5.61
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	135.9	144.4	152.1

(1)Recorded during the fiscal year ended August 31, 2023, related to headcount reduction to further optimize our business activities.
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
(3)The adjustment for taxes for the fiscal year ended August 31, 2023, primarily relates to a change in the indefinite reinvestment assertion associated with operations that have been classified as held for sale.
Adjusted Free Cash Flow

	Fiscal Year Ended August 31,
(in millions)	2023	2022	2021
Net cash provided by operating activities (U.S. GAAP)	$1,734	$1,651	$1,433
Acquisition of property, plant and equipment (“PP&E”)(1)	(1,030)	(1,385)	(1,159)
Proceeds and advances from sale of PP&E(1)	322	544	366
Adjusted free cash flow (Non-GAAP)	$1,026	$810	$640

(1)Certain customers co-invest in property, plant and equipment (“PP&E”) with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognized the cash receipts in proceeds and advances from the sale of PP&E.
Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial information for the three months ended August 31, 2023 and 2022. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in millions, except for per share data)	August 31, 2023	August 31, 2022
Net revenue	$8,458	$9,030
Gross profit	$766	$729
Operating income	$441	$409
Net income	$155	$315
Net income attributable to Jabil Inc.	$155	$315
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.18	$2.30
Diluted	$1.15	$2.25
Acquisitions and Divestitures
We announced on September 26, 2023 that, through our indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), we have agreed to sell to BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), our product manufacturing business in Chengdu, including our supporting component manufacturing in Wuxi (the “Business”) for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments. The sale is being made pursuant to a definitive agreement (the “Purchase Agreement”) for the sale and purchase of certain assets of Singapore Seller and the shares of Juno Singapore Target Newco Pte. Ltd. (the “Target”). Following a pre-closing reorganization (the “Reorganization”), the Target will hold, indirectly or directly, the Business.
Pursuant to the Preliminary Acquisition Agreement, dated August 26, 2023, by and between Purchaser and Singapore Seller, and the Purchase Agreement, Purchaser paid an aggregate deposit in the amount of $440 million, of which $132 million was paid to an escrow agent and $308 million was paid to the Company. Singapore Seller is entitled to retain the deposits in all circumstances, except in the event of a termination of the Purchase Agreement by Purchaser due to Singapore Seller’s breach of any warranty or failure to comply with any covenant applicable to it that would cause any closing condition of Purchaser to not be satisfied. Purchaser is entitled to repayment of $390 million of the deposit if on April 1, 2024 (i) the Reorganization has not been completed in all material respects, other than as a result of the failure to obtain regulatory approvals in the People’s Republic of China, and (ii) all other mutual conditions and conditions of Singapore Seller to closing have been satisfied.
The transaction is anticipated to close within the first two quarters of our current fiscal year 2024 (which is the period from September 1, 2023 through February 29, 2024). The closing of the transaction is subject to certain customary closing conditions set forth in the Purchase Agreement that include, among other things, receipt of regulatory approvals, accuracy of the warranties of the parties (subject to certain materiality standards set forth in the Purchase Agreement), completion of the Reorganization in all material respects, and material performance of certain respective obligations. The closing of the transaction is not conditioned on the receipt of financing.
As of August 31, 2023, the assets and liabilities of the Business were classified as held for sale and the carrying value is less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group is necessary. The planned divestiture did not meet the criteria to be reported as discontinued operations and we will continue to report the operating results for the Business in our Consolidated Statement of Operations in the DMS segment until the transaction is closed.
Refer to Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for discussion.
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

Cash and Cash Equivalents
As of August 31, 2023, we had approximately $1.8 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of August 31, 2023 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.700% Senior Notes	4.900% Senior Notes(1)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes(1)	Borrowings under revolving credit facilities(2)(3)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2021	$499	$300	$496	$495	$591	$496	$—	$—	$—	$1	$2,878
Borrowings	—	—	—	—	—	—	498	—	3,269	—	3,767
Payments	(500)	—	—	—	—	—	—	—	(3,269)	(1)	(3,770)
Other	1	—	1	1	1	1	(5)	—	—	—	—
Balance as of August 31, 2022	—	300	497	496	592	497	493	—	—	—	2,875
Borrowings	—	—	—	—	—	—	—	298	3,749	—	4,047
Payments	—	(300)	—	—	—	—	—	—	(3,747)	—	(4,047)
Other	—	—	—	—	1	1	2	(2)	(2)	—	—
Balance as of August 31, 2023	$—	$—	$497	$496	$593	$498	$495	$296	$—	$—	$2,875
Maturity Date	Sep 15, 2022	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2025 and Jan 22, 2027	Jul 31, 2026
Original Facility/ Maximum Capacity(2)	$500 million	$300 million	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$3.8 billion(3)	$1 million

(1)On April 13, 2023, we issued $300 million of publicly registered 5.450% Senior Notes due 2029 (the “5.450% Senior Notes”). We used the net proceeds for general corporate purposes, including, together with available cash, repayment of the $300 million aggregate principal amount of our 4.900% Senior Notes due in July 2023.
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
(3)As of August 31, 2023, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Consolidated Statements of Cash Flows, and have been excluded from the table above.
In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $66 million as of August 31, 2023. Unused letters of credit were $68 million as of August 31, 2023. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2023 and 2022, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.
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
We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the fiscal years ended August 31, 2023, 2022 and 2021 were not material. We do not record a servicing asset or liability on the Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2023.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. The facility limit was increased to $700 million for the month of August 2023. During the fiscal year ended August 31, 2023, we sold $4.1 billion of trade accounts receivable and we received cash proceeds of $4.1 billion. As of August 31, 2023, we had no available liquidity under our global asset-backed securitization program.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of August 31, 2023, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 8 – “Asset-Backed Securitization Programs” to the Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$700		Uncommitted	December 5, 2025(2)
B	$120		Uncommitted	(2)
C	400	CNY	Uncommitted	August 31, 2023(2)
D	$150		Uncommitted	May 4, 2028(2)
E	$150		Uncommitted	(3)
F	$50		Uncommitted	(3)
G	$100		Uncommitted	(2)
H	$600		Uncommitted	December 5, 2024(2)
I	$135		Uncommitted	April 11, 2025(2)
J	100	CHF	Uncommitted	December 5, 2025(2)
K	8,100	INR	Uncommitted	(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)Any party may elect to terminate the agreement upon 30 days prior notice.
(3)Any party may elect to terminate the agreement upon 15 days prior notice.

During the fiscal year ended August 31, 2023, we sold $10.8 billion of trade accounts receivable under these programs and we received cash proceeds of $10.7 billion. As of August 31, 2023, we had up to $1.8 billion in available liquidity under our trade accounts receivable sale programs.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Net cash provided by operating activities	$1,734	$1,651	$1,433
Net cash used in investing activities	(723)	(858)	(851)
Net cash used in financing activities	(680)	(888)	(413)
Effect of exchange rate changes on cash and cash equivalents	(5)	6	4
Net increase (decrease) in cash and cash equivalents	$326	$(89)	$173
Operating Activities
Net cash provided by operating activities during the fiscal year ended August 31, 2023, was primarily due to non-cash expenses and net income and a decrease in inventories, accounts receivable and contract assets. These decreases were partially offset by a decrease in accounts payable, accrued expenses and other liabilities and an increase in prepaid expenses and other current assets. The decrease in inventories is primarily driven by sales activity resulting in a higher consumption of inventory and improved working capital management. The decrease in accounts receivable is primarily driven by the timing of collections. The decrease in contract assets is primarily due to timing of revenue recognition for over time customers. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities during the fiscal year ended August 31, 2023 consisted primarily of capital expenditures principally to support ongoing business in the DMS and EMS segments, partially offset by proceeds and advances from the sale of property, plant and equipment and proceeds from the planned divestiture of our mobility business.
Financing Activities
Net cash used in financing activities during the fiscal year ended August 31, 2023 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock, (iii) dividend payments, and (iv) treasury stock minimum tax withholding related to vesting of restricted stock. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Capital Expenditures
For Fiscal Year 2024, we anticipate our net capital expenditures to be in the range of 2.2 percent to 2.5 percent of net revenue. Upon closing of the Company’s sale of its mobility business, we anticipate our longer-term net capital expenditures to be in the range of 2.0 to 2.3 percent of net revenue. In general, our capital expenditures support ongoing maintenance in our DMS and EMS segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative and regulatory factors, among other things.
Dividends and Share Repurchases
Following is a summary of the dividends and share repurchases for the fiscal years indicated below (in millions):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal years 2016 – 2020	$283	$1,468	$1,751
Fiscal year 2021	$50	$428	$478
Fiscal year 2022	$48	$696	$744
Fiscal year 2023	$45	$487	$532
Total	$426	$3,079	$3,505

(1)The difference between dividends declared and dividends paid is due to dividend equivalents for unvested restricted stock units that are paid at the time the awards vest.
(2)Excludes commissions and excise taxes.
We currently expect to continue to declare and pay regular quarterly dividends in amounts similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remained under the 2022 Share Repurchase Program.
In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax, and $776 million remains available under the 2023 Share Repurchase Program. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock.
Contractual Obligations
Our contractual obligations as of August 31, 2023 are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancellable.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,875	$—	$498	$992	$1,385
Future interest on notes payable and long-term debt(1)	525	102	201	148	74
Operating lease obligations(2)	532	138	178	100	116
Finance lease obligations(2)(3)	314	93	203	8	10
Non-cancelable purchase order obligations(4)	663	464	185	14	—
Pension and postretirement contributions and payments(5)	62	29	6	6	21
Other(6)	32	14	18	—	—
Total contractual obligations(7)	$5,003	$840	$1,289	$1,268	$1,606

(1)Consists of interest on notes payable and long-term debt outstanding as of August 31, 2023. Certain of our notes payable and long-term debt pay interest at variable rates. We have applied estimated interest rates to determine the value of these expected future interest payments.
(2)Excludes $214 million of payments related to leases signed but not yet commenced. Of these excluded payments, $163 million relates to a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. This is also the Company’s maximum exposure to loss related to the VIE. The Company expects the lease related to the VIE to commence in fiscal year 2024. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(3)Excludes $194 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(4)Consists of purchase commitments entered into as of August 31, 2023 primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.
(5)Includes the estimated company contributions to funded pension plans during fiscal year 2024 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2024 through 2033. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(6)Includes (i) a $7 million capital commitment, (ii) a $2 million obligation related to a human resource system and (iii) $23 million related to the one-time transition tax as a result of the Tax Cuts and Jobs Act of 2017 that will be paid in annual installments through fiscal year 2026.

(7)As of August 31, 2023, we have $3 million and $167 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
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
The forward contracts (both those that are designated and not designated as accounting hedging instruments) will generally expire in less than three months, with 11 months being the maximum term of the contracts outstanding as of August 31, 2023. The change in fair value related to contracts designated as accounting cash flow hedging instruments is initially reported as a component of AOCI and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts designated as accounting net investment hedging instruments is included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are primarily denominated in Chinese yuan renminbi, Euro, Indian rupee, Mexican peso and Swiss franc.
Based on our overall currency rate exposures as of August 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.
Interest Rate Risk
Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statement of Operations, and the Consolidated Statement of Cash Flows. We are exposed to interest rate risk primarily on intra-quarter variable rate borrowings under the Credit Facility and our commercial paper program. There were no borrowings outstanding under debt facilities with variable interest rates as of August 31, 2023.
We utilize valuation models to estimate the effects of sudden interest rate changes. A hypothetical 100-basis-point increase in the interest rates under the Credit Facility and our commercial paper program would increase our interest expense, net as of August 31, 2023 by approximately $18 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. Contemporaneously with the issuance of the 5.450% Senior Notes in April 2023, the Company settled cash flow hedges with an aggregate notional amount of $150 million and $100 million, with effective dates of May 2021 and August 2022, respectively. The cash received for the cash flow hedges at settlement was $15 million. The settled cash flow hedges are recorded in the Consolidated Balance Sheets as a component of AOCI and are amortized to interest expense, net in the Consolidated Statements of Operations. As of August 31, 2023, there are no outstanding interest rate swaps.
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
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2023. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as of August 31, 2023. Management’s report on internal control over financial reporting as of August 31, 2023 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2023, which is incorporated herein at Item 15.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2023.
(c) Changes in Internal Control over Financial Reporting
For our fiscal quarter ended August 31, 2023, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended August 31, 2023, no director or executive officer of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance”, “Board of Directors” and “Audit Committee Matters” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2023 (“Proxy Statement”).
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
1.Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule.
2.Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.
Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
3.Exhibits. See Item 15(b) below.
(b) Exhibits. The following exhibits are included as part of, or incorporated by reference into, this Report.
(c) Financial Statement Schedules. See Item 15(a) above.
EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-K	3.2	8/31/2022

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and U.S. Bank National Association (as successor in interest to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust) Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.8).	8-K	4.1	5/4/2022

4.4	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.10).	8-K	4.1	4/13/2023

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.9	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.10	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.11	Description of Jabil Securities.	10-K	4.9	8/31/2021

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended.	14A	B	12/9/2020

10.4†	Jabil Inc. 2021 Equity Incentive Plan.	14A	A	12/9/2020

10.4a†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Executive).	10-Q	10.2	2/28/2021

10.4b†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Non-Employee Director).	10-Q	10.3	2/28/2021

10.4c†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.4	2/28/2021

10.4d†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.5	2/28/2021

10.4e†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2021

10.4f†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2021

10.4g†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.3	11/30/2021

10.4h†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.5	11/30/2021

10.4i†	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Global Executive).	10-Q	10.1	5/31/2022

10.4j†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2022

10.4k†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2022

10.4l†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.3	11/30/2022

10.4m†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.4	11/30/2022

10.4n†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash-Settled-NON-Employee Director).	10-Q	10.5	11/30/2022

10.5†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.6	Underwriting Agreement, dated as of April 20, 2022, among the Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	5/4/2022

10.7	Underwriting Agreement, dated as of April 10, 2023, among the Company, BofA Securities, Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC and U.S. Bancorp Investments, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	4/13/2023

10.8†**	Mutual Separation Agreement and Release dated as of August 21, 2023, between Jabil Inc. and Steven Borges.	8-K	10.1	8/25/2023

10.9* ***
Agreement for the Sale and Purchase of Shares in Juno Newco Target Holdco Singapore Pte. Ltd. and certain Assets of Jabil Circuit (Singapore) Pte. Ltd., dated as of September 26, 2023, by and between BYD Electronic (International) Company Limited and Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company.

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

101
The following financial information from Jabil’s Annual Report on Form 10-K for the fiscal period ended August 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2023 and August 31, 2022; (ii) Consolidated Statements of Operations for the fiscal years ended August 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

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

***	Portions of the exhibit have been omitted. An unredacted copy of the agreement and a copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.
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
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2023. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2023, the Company maintained effective internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 20, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 20, 2023 expressed an unqualified opinion thereon.
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
October 20, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 20, 2023 expressed an unqualified opinion thereon.
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
Tampa, Florida
October 20, 2023

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	August 31, 2023	August 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,804	$1,478
Accounts receivable, net of allowance for credit losses	3,647	3,995
Contract assets	1,035	1,196
Inventories, net of reserve for excess and obsolete inventory	5,206	6,128
Prepaid expenses and other current assets	1,109	1,111
Assets held for sale	1,929	—
Total current assets	14,730	13,908
Property, plant and equipment, net of accumulated depreciation	3,137	3,954
Operating lease right-of-use asset	367	500
Goodwill	621	704
Intangible assets, net of accumulated amortization	142	158
Deferred income taxes	159	199
Other assets	268	294
Total assets	$19,424	$19,717
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$300
Accounts payable	5,679	8,006
Accrued expenses	5,515	5,272
Current operating lease liabilities	104	119
Liabilities held for sale	1,397	—
Total current liabilities	12,695	13,697
Notes payable and long-term debt, less current installments	2,875	2,575
Other liabilities	319	272
Non-current operating lease liabilities	269	417
Income tax liabilities	131	182
Deferred income taxes	268	122
Total liabilities	16,557	17,265
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 273,949,811 and 270,891,715 shares issued and 131,294,422 and 135,493,980 shares outstanding at August 31, 2023 and August 31, 2022, respectively	—	—
Additional paid-in capital	2,795	2,655
Retained earnings	4,412	3,638
Accumulated other comprehensive loss	(17)	(42)
Treasury stock at cost, 142,655,389 and 135,397,735 shares as of August 31, 2023 and August 31, 2022, respectively	(4,324)	(3,800)
Total Jabil Inc. stockholders’ equity	2,866	2,451
Noncontrolling interests	1	1
Total equity	2,867	2,452
Total liabilities and equity	$19,424	$19,717
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended August 31,
	2023	2022	2021
Net revenue	$34,702	$33,478	$29,285
Cost of revenue	31,835	30,846	26,926
Gross profit	2,867	2,632	2,359
Operating expenses:
Selling, general and administrative	1,206	1,154	1,213
Research and development	34	33	34
Amortization of intangibles	33	34	47
Restructuring, severance and related charges	57	18	10
Operating income	1,537	1,393	1,055
Loss on debt extinguishment	—	4	—
Gain on securities	—	—	(2)
Other expense (income)	69	12	(11)
Interest expense, net	206	146	124
Income before income tax	1,262	1,231	944
Income tax expense	444	235	246
Net income	818	996	698
Net income attributable to noncontrolling interests, net of tax	—	—	2
Net income attributable to Jabil Inc.	$818	$996	$696
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$6.15	$7.06	$4.69
Diluted	$6.02	$6.90	$4.58
Weighted average shares outstanding:
Basic	133.0	141.2	148.5
Diluted	135.9	144.4	152.1
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended August 31,
	2023	2022	2021
Net income	$818	$996	$698
Other comprehensive income (loss):
Change in foreign currency translation	25	(68)	17
Change in derivative instruments:
Change in fair value of derivatives	(25)	1	35
Adjustment for net losses (gains) realized and included in net income	42	32	(41)
Total change in derivative instruments	17	33	(6)
Actuarial (loss) gain	(19)	14	17
Prior service credit (cost)	2	4	(19)
Total other comprehensive income (loss)	25	(17)	9
Comprehensive income	$843	$979	$707
Comprehensive income attributable to noncontrolling interests	—	—	2
Comprehensive income attributable to Jabil Inc.	$843	$979	$705
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Fiscal Year Ended August 31,
	2023	2022	2021
Total stockholders’ equity, beginning balances	$2,452	$2,137	$1,825
Common stock:	—	—	—
Additional paid-in capital:
Beginning balances	2,655	2,533	2,414
Shares issued under employee stock purchase plan	51	45	39
Purchase of noncontrolling interest	—	—	(14)
Recognition of stock-based compensation	89	77	94
Ending balances	2,795	2,655	2,533
Retained earnings:
Beginning balances	3,638	2,688	2,041
Declared dividends	(44)	(46)	(49)
Net income attributable to Jabil Inc.	818	996	696
Ending balances	4,412	3,638	2,688
Accumulated other comprehensive loss:
Beginning balances	(42)	(25)	(34)
Total other comprehensive income (loss)	25	(17)	9
Ending balances	(17)	(42)	(25)
Treasury stock:
Beginning balances	(3,800)	(3,060)	(2,610)
Purchases of treasury stock under employee stock plans	(36)	(44)	(22)
Treasury shares purchased	(487)	(696)	(428)
Excise taxes related to treasury shares purchased	(1)	—	—
Ending balances	(4,324)	(3,800)	(3,060)
Noncontrolling interests:
Beginning balances	1	1	14
Net income attributable to noncontrolling interests, net of tax	—	—	2
Purchase of noncontrolling interests	—	—	(12)
Declared dividends to noncontrolling interests	—	—	(3)
Ending balances	1	1	1
Total stockholders’ equity, ending balances	$2,867	$2,452	$2,137
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended August 31,
	2023	2022	2021
Cash flows provided by operating activities:
Net income	$818	$996	$698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	924	925	876
Restructuring and related charges	5	(1)	5
Recognition of stock-based compensation expense and related charges	95	81	102
Deferred income taxes	85	(13)	(13)
Loss on sale of property, plant and equipment	—	—	14
Other, net	13	10	17
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	267	(878)	(283)
Contract assets	171	(214)	116
Inventories	370	(1,725)	(1,276)
Prepaid expenses and other current assets	(214)	(367)	(90)
Other assets	53	(29)	(43)
Accounts payable, accrued expenses and other liabilities	(853)	2,866	1,310
Net cash provided by operating activities	1,734	1,651	1,433
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(1,030)	(1,385)	(1,159)
Proceeds and advances from sale of property, plant and equipment	322	544	366
Cash paid for business and intangible asset acquisitions, net of cash	(29)	(18)	(50)
Proceeds from the divestiture of businesses	50	—	—
Repurchase of sold receivables	—	—	(99)
Cash receipts on repurchased receivables	—	4	95
Other, net	(36)	(3)	(4)
Net cash used in investing activities	(723)	(858)	(851)
Cash flows used in financing activities:
Borrowings under debt agreements	4,047	3,767	1,724
Payments toward debt agreements	(4,204)	(3,890)	(1,613)
Payments to acquire treasury stock	(487)	(696)	(428)
Dividends paid to stockholders	(45)	(48)	(50)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	51	45	39
Treasury stock minimum tax withholding related to vesting of restricted stock	(36)	(44)	(22)
Other, net	(6)	(22)	(63)
Net cash used in financing activities	(680)	(888)	(413)
Effect of exchange rate changes on cash and cash equivalents	(5)	6	4
Net increase (decrease) in cash and cash equivalents	326	(89)	173
Cash and cash equivalents at beginning of period	1,478	1,567	1,394
Cash and cash equivalents at end of period	$1,804	$1,478	$1,567
Supplemental disclosure information:
Interest paid, net of capitalized interest	$211	$150	$124
Income taxes paid, net of refunds received	$319	$209	$211
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
Assets Held for Sale
The Company classifies assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Assets and liabilities held for sale are presented separately on our consolidated balance sheets at the lower of cost or fair value, less costs to sell. Depreciation and amortization expense for long-lived assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. See Note 16 – “Business Acquisitions and Divestitures” for additional information.
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
As of August 31, 2023 and 2022, capitalized costs to fulfill were $203 million and $175 million, respectively. Amortization of fulfillment costs were $91 million, $74 million and $58 million during the fiscal years ended August 31, 2023, 2022 and 2021, respectively. Immaterial impairments for fulfillment costs were recognized during the fiscal years ended August 31, 2023, 2022, and 2021, respectively.
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
Leases
The Company primarily has leases for buildings, machinery and equipment with lease terms ranging from 1 year to 33 years. Leases for other classes of assets are not significant. For any leases with an initial term in excess of 12 months, the Company determines whether an arrangement is a lease at contract inception by evaluating if the contract conveys the right to use and control the specific property or equipment. Certain lease agreements contain purchase or renewal options. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Generally, the Company’s lease agreements do not contain material restrictive covenants.
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

Leases with an initial term of 12 months or less are not recorded as right-of-use assets and lease liabilities in the Consolidated Balance Sheets. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to combine lease and non-lease components for building and real estate leases.
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
Derivative Instruments
All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”), net of tax, and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the derivative instrument is included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.
Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2023 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2022	$(88)	$—	$(3)	$65	$(16)	$(42)
Other comprehensive income (loss) before reclassifications	29	(4)	(25)	(5)	(2)	(7)
Amounts reclassified from AOCI	—	—	42	(14)	4	32
Other comprehensive income (loss)(1)	29	(4)	17	(19)	2	25
Balance as of August 31, 2023	$(59)	$(4)	$14	$46	$(14)	$(17)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Fiscal Year Ended August 31,
Comprehensive Income Components	Financial Statement Line Item	2023	2022	2021
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$44	$30	$(44)
Interest rate contracts	Interest expense, net	(2)	2	$3
Actuarial gains	(2)	(14)	(14)	(16)
Prior service costs	(2)	4	4	1
Total amounts reclassified from AOCI(3)		$32	$22	$(56)

(1)The Company expects to reclassify $9 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 10 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2023, 2022 and 2021.
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
Taxes collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statements of Operations on a net basis and are excluded from the transaction price. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the goods. Accordingly, the Company records customer payments of shipping and handling costs as a component of net revenue, and classifies such costs as a component of cost of revenue.
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
Income Taxes
Deferred tax assets (“DTAs”) and liabilities (“DTLs”) are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce its DTAs to the amount that is more likely than not to be realized. The Company considers future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance.
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

	Fiscal Year Ended August 31,
	2023	2022	2021
Restricted stock units	383.1	209.4	655.0
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
2. Trade Accounts Receivable Sale Programs
The Company regularly sells designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions. The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to each of the trade accounts receivable sale programs recognized during the fiscal years ended August 31, 2023, 2022 and 2021 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
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

The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$700		Uncommitted	December 5, 2025(2)
B	$120		Uncommitted	(2)
C	400	CNY	Uncommitted	August 31, 2023(2)
D	$150		Uncommitted	May 4, 2028(2)
E	$150		Uncommitted	(3)
F	$50		Uncommitted	(3)
G	$100		Uncommitted	(2)
H	$600		Uncommitted	December 5, 2024(2)
I	$135		Uncommitted	April 11, 2025(2)
J	100	CHF	Uncommitted	December 5, 2025(2)
K	8,100	INR	Uncommitted	(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)Any party may elect to terminate the agreement upon 30 days prior notice.
(3)Any party may elect to terminate the agreement upon 15 days prior notice.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Trade accounts receivable sold	$10,784	$8,513	$4,654
Cash proceeds received	$10,748	$8,504	$4,651
Pre-tax losses on sale of receivables(1)	$36	$9	$3

(1)Recorded to other expense within the Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	August 31, 2023(1)	August 31, 2022
Raw materials	$4,804	$4,918
Work in process	217	687
Finished goods	243	605
Reserve for excess and obsolete inventory	(58)	(82)
Inventories, net	$5,206	$6,128

(1)Excludes $559 million of inventories, net classified as held for sale. See Note 16 – “Business Acquisitions and Divestitures” for additional information.

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	August 31, 2023(1)	August 31, 2022
Land and improvements	$107	$108
Buildings	1,281	1,191
Leasehold improvements	676	1,362
Machinery and equipment	4,362	5,627
Furniture, fixtures and office equipment	229	241
Computer hardware and software	840	860
Transportation equipment	7	10
Construction in progress	147	179
Property, plant and equipment	7,649	9,578
Less accumulated depreciation and amortization	4,512	5,624
Property, plant and equipment, net	$3,137	$3,954

(1)Excludes $724 million of property, plant and equipment, net classified as held for sale. See Note 16 – “Business Acquisitions and Divestitures” for additional information.
Depreciation and maintenance and repair expenses were as follows for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Depreciation expense	$891	$891	$828
Maintenance and repair expense	$431	$395	$381
As of August 31, 2023 and 2022, the Company had $357 million and $472 million, respectively, included in accounts payable for the acquisition of property, plant and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.
5. Leases
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Consolidated Balance Sheets, as of the periods indicated (in millions):

	Financial Statement Line Item	August 31, 2023(1)	August 31, 2022
Assets
Operating lease assets(2)	Operating lease right-of-use assets	$367	$500
Finance lease assets(3)	Property, plant and equipment, net	310	368
Total lease assets		$677	$868
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$104	$119
Finance lease liabilities	Accrued expenses	74	120
Non-current
Operating lease liabilities	Non-current operating lease liabilities	269	417
Finance lease liabilities	Other liabilities	212	198
Total lease liabilities		$659	$854

(1)Excludes operating lease and finance lease assets and liabilities classified as held for sale. See Note 16 – “Business Acquisitions and Divestitures” for additional information.
(2)Net of accumulated amortization of $309 million and $249 million as of August 31, 2023 and 2022, respectively.
(3)Net of accumulated amortization of $199 million and $110 million as of August 31, 2023 and 2022, respectively.

The following table is a summary of expenses related to leases included on the Company's Consolidated Statements of Operations, for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2023	2022
Operating lease cost	$147	$143
Finance lease cost
Amortization of leased assets	89	70
Interest on lease liabilities	9	6
Other	15	22
Net lease cost(1)	$260	$241

(1)Lease costs are primarily recognized in cost of revenue.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the periods indicated:

	August 31, 2023		August 31, 2022
	Weighted-average remaining lease term	Weighted-average discount rate	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.2 years	3.55%	5.3 years	3.19%
Finance leases	2.1 years	3.84%	2.6 years	2.84%
The following table sets forth other supplemental information related to the Company's lease portfolio (in millions):

	Fiscal Year Ended August 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$135	$123
Operating cash flows for finance leases(1)	$9	$6
Financing activities for finance leases(2)	$157	$120
Non-cash right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$110	$229
Finance leases	$131	$127

(1)Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Consolidated Statements of Cash Flows.
(2)Included in payments toward debt agreements in Financing Activities of the Company's Consolidated Statements of Cash Flows.
The future minimum lease payments under operating and finance leases as of August 31, 2023 were as follows (in millions):

Fiscal Year Ended August 31,	Operating Leases(1)	Finance Leases(1)(2)	Total
2024	$138	$93	$231
2025	101	102	203
2026	77	101	178
2027	58	6	64
2028	42	2	44
Thereafter	116	10	126
Total minimum lease payments	$532	$314	$846
Less: Interest	(56)	(17)	(73)
Present value of lease liabilities	$476	$297	$773

(1)Excludes $214 million of payments related to leases signed but not yet commenced. Of these excluded payments, $163 million relates to a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. This is also the Company’s maximum exposure to loss related to the VIE. The Company expects the lease related to the VIE to commence in fiscal year 2024. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(2)Excludes $194 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
6. Goodwill and Other Intangible Assets
The Company completed its annual impairment analysis for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2023. The qualitative assessment was performed and the Company determined that it is more likely than not that the fair values of the reporting units and the indefinite-lived intangible assets were in excess of the carrying values and that no impairment existed as of the date of the impairment analysis.
The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2023 and 2022 (in millions):

	EMS	DMS	Total
Balance as of August 31, 2021	$74	$641	$715
Acquisitions and adjustments	6	1	7
Change in foreign currency exchange rates	(1)	(17)	(18)
Balance as of August 31, 2022	79	625	704
Acquisitions and adjustments	—	24	24
Change in foreign currency exchange rates	1	9	10
Goodwill classified as held for sale	—	(117)	(117)
Balance as of August 31, 2023	$80	$541	$621

The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	August 31, 2023		August 31, 2022
	Gross Carrying Amount(1)	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,641	$1,020	$1,724	$1,020

(1)Excludes $117 million of goodwill classified as held for sale. See Note 16 – “Business Acquisitions and Divestitures” for additional information.
The following table presents the Company’s total purchased intangible assets as of August 31, 2023 and 2022 (in millions):

	Weighted Average Amortization Period (in years)	August 31, 2023			August 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	12	$320	$(251)	$69	$302	$(231)	$71
Intellectual property	9	198	(177)	21	198	(173)	25
Finite-lived trade names	Not applicable	79	(78)	1	78	(67)	11
Trade names	Indefinite	51	—	51	51	—	51
Total intangible assets	11	$648	$(506)	$142	$629	$(471)	$158
Intangible asset amortization for fiscal years 2023, 2022 and 2021 was approximately $33 million, $34 million and $47 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2024	$20
2025	17
2026	14
2027	14
2028	12
Thereafter	14
Total	$91
7. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of August 31, 2023 and 2022 are summarized below (in millions):

	Maturity Date	August 31, 2023	August 31, 2022
4.900% Senior Notes(1)(3)	Jul 14, 2023	$—	$300
3.950% Senior Notes(1)(2)	Jan 12, 2028	497	497
3.600% Senior Notes(1)(2)	Jan 15, 2030	496	496
3.000% Senior Notes(1)(2)	Jan 15, 2031	593	592
1.700% Senior Notes(1)(2)	Apr 15, 2026	498	497
4.250% Senior Notes(1)(2)(5)	May 15, 2027	495	493
5.450% Senior Notes(1)(2)(3)	Feb 1, 2029	296	—
Borrowings under credit facilities(4)(6)	Jan 22, 2025 and Jan 22, 2027	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,875	2,875
Less current installments of notes payable and long-term debt		—	300
Notes payable and long-term debt, less current installments		$2,875	$2,575

(1)The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)On April 13, 2023, the Company issued $300 million of publicly registered 5.450% Senior Notes due 2029 (the “5.450% Senior Notes”). The Company used the net proceeds for general corporate purposes, including, together with available cash, repayment of the $300 million aggregate principal amount of the Company’s 4.900% Senior Notes due in July 2023.
(4)On February 10, 2023, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the Company’s five-year revolving credit facility (the “Five-Year Revolving Credit Facility”), (ii) established customary SOFR, CDOR, EURIBOR and TIBOR provisions, which replaced the LIBOR provisions set forth in the existing agreement, and (iii) extended the termination date of the Three-Year Revolving Credit Facility to January 22, 2025, and of the Five-Year Revolving Credit Facility to January 22, 2027.
(5)On May 4, 2022, the Company issued $500 million of registered 4.250% Senior Notes due 2027 (the “Green Bonds” or the “4.250% Senior Notes”). On May 31, 2022, the net proceeds from the offering were used to redeem the Company’s 4.700% Senior Notes due in 2022 and pay the applicable “make-whole” premium and accrued interest. In addition, the Company intends to allocate an amount equal to the net proceeds from this offering to finance or refinance eligible expenditures under the Company’s new green financing framework.
(6)As of August 31, 2023, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $66 million as of August 31, 2023. Unused letters of credit were $68 million as of August 31, 2023. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.

Debt Maturities
Debt maturities as of August 31, 2023 are as follows (in millions):

Fiscal Year Ended August 31,
2024	$—
2025	—
2026	498
2027	495
2028	497
Thereafter	1,385
Total	$2,875
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities and the 4.900% Senior Notes contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 4.900%, 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of August 31, 2023 and 2022, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 17 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
8. Asset-Backed Securitization Programs
Global asset-backed securitization program - Effective August 20, 2021, the global securitization program (formerly referred to as the North American asset-backed securitization program) terms were amended to: (i) add a foreign entity to the program, (ii) increase the maximum amount of net cash proceeds available at any one time from $390 million to $600 million and (iii) extend the expiration date of the program to November 25, 2024. The facility limit was increased to $700 million for the month of August 2023. As of August 31, 2023, the Company had no available liquidity under its global asset-backed securitization program.

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

The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2023.

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

Global and foreign asset-backed securitization programs- The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization programs. Servicing fees related to each of the asset-backed securitization programs recognized during the fiscal years ended August 31, 2023, 2022 and 2021 were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021(3)
Trade accounts receivable sold	$4,101	$3,932	$4,222
Cash proceeds received(1)	$4,061	$3,919	$4,202
Proceeds due from bank	$—	$—	$10
Pre-tax losses on sale of receivables(2)	$40	$13	$10

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

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of August 31, 2023 and 2022, the Company was in compliance with all covenants under the global asset-backed securitization program. As of August 31, 2021, the Company was in compliance with all covenants under the global and foreign asset-backed securitization programs.
9. Accrued Expenses
Accrued expenses consist of the following (in millions):

	August 31, 2023(1)	August 31, 2022
Inventory deposits	$1,839	$1,586
Contract liabilities(2)	886	796
Accrued compensation and employee benefits	743	806
Other accrued expenses	2,047	2,084
Accrued expenses	$5,515	$5,272

(1)Excludes $364 million of accrued expenses classified as held for sale. See Note 16 – “Business Acquisitions and Divestitures” for additional information.
(2)Revenue recognized during the fiscal years ended August 31, 2023 and 2022 that was included in the contract liability balance as of August 31, 2022 and 2021 was $539 million and $312 million, respectively.
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
The Company also has a qualified defined benefit pension plan for employees in Switzerland (the “Switzerland plan”). The Switzerland plan provides benefits based on average employee earnings over an approximately 8 year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Switzerland employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.
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

Benefit Obligation and Plan Assets
The projected benefit obligations (“PBO”) and plan assets, changes to the PBO and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in millions):

	Fiscal Year Ended August 31,
	2023	2022
Change in PBO
Beginning PBO	$432	$587
Service cost	18	25
Interest cost	12	4
Actuarial gain	(23)	(119)
Settlements paid from plan assets(1)	(27)	(28)
Total benefits paid	(16)	(13)
Plan participants’ contributions	22	21
Effect of conversion to U.S. dollars	43	(45)
Ending PBO	$461	$432
Change in plan assets
Beginning fair value of plan assets	459	576
Actual return on plan assets	(16)	(68)
Settlements paid from plan assets(1)	(27)	(28)
Employer contributions	18	16
Benefits paid from plan assets	(15)	(12)
Plan participants’ contributions	22	21
Effect of conversion to U.S. dollars	45	(46)
Ending fair value of plan assets	$486	$459
Funded status	$25	$27
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$1	$1
Accrued benefit asset, noncurrent	$26	$28
Accumulated other comprehensive loss(2)
Actuarial gain, before tax	$(71)	$(85)
Prior service cost, before tax	$16	$18

(1)The settlements recognized during fiscal years 2023 and 2022 relate primarily to the Switzerland plan.
(2)The Company anticipates amortizing $10 million and $4 million, before tax, of net actuarial gain and prior service costs balances, respectively, to net periodic cost in fiscal year 2024.
Accumulated Benefit Obligation
The following table summarizes the total accumulated benefit obligations (“ABO”), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets for fiscal years 2023 and 2022 (in millions):

	August 31, 2023	August 31, 2022
ABO	$441	$417
Plans with ABO in excess of plan assets
ABO	$41	$41
Fair value of plan assets	$15	$19
Plans with PBO in excess of plan assets
PBO	$52	$51
Fair value of plan assets	$15	$19
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for the plans for fiscal years 2023, 2022 and 2021 (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Service cost(1)	$18	$25	$25
Interest cost(2)	12	4	5
Expected long-term return on plan assets(2)	(17)	(17)	(16)
Recognized actuarial gain(2)	(7)	(6)	(10)
Amortization of actuarial gains(2)(3)	(7)	(8)	(6)
Net settlement loss(2)	—	1	1
Amortization of prior service costs(2)	4	4	1
Net periodic benefit cost	$3	$3	$—

(1)Service cost is recognized in cost of revenue in the Consolidated Statements of Operations.
(2)Components are recognized in other expense in the Consolidated Statements of Operations.
(3)Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the projected benefit obligation and the fair value of plan assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants.
Assumptions
Weighted-average actuarial assumptions used to determine net periodic benefit cost and PBO for the plans for the fiscal years 2023, 2022 and 2021 were as follows:

	Fiscal Year Ended August 31,
	2023	2022	2021
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.6%	3.0%	2.9%
Rate of compensation increase	2.1%	2.2%	2.1%
Discount rate	2.6%	0.7%	0.8%
PBO:
Expected long-term return on plan assets	3.7%	3.6%	3.0%
Rate of compensation increase	1.9%	2.1%	2.2%
Discount rate(2)	2.8%	2.6%	0.7%

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
Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 40% equity and 60% debt securities in fiscal year 2024.

Fair Value
The fair values of the plan assets held by the Company by asset category are as follows (in millions):

		August 31, 2023		August 31, 2022
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$17	3%	$13	3%
Equity Securities:
Global equity securities(2)(3)	Level 2	213	44%	197	43%
Debt Securities:
Corporate bonds(3)	Level 2	216	45%	203	44%
Government bonds(3)	Level 2	30	6%	34	7%
Other Investments:
Insurance contracts(4)	Level 3	10	2%	12	3%
Fair value of plan assets		$486	100%	$459	100%

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

Cash Flows
The Company expects to make cash contributions between $25 million and $30 million to its funded pension plans during fiscal year 2024. The estimated future benefit payments, which reflect expected future service, are as follows (in millions):

Fiscal Year Ended August 31,	Amount
2024	$34
2025	$29
2026	$29
2027	$33
2028	$31
2029 through 2033	$156
Profit Sharing, 401(k) Plan and Defined Contribution Plans
The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $74 million, $63 million and $56 million for defined contribution plans for the fiscal years ended August 31, 2023, 2022 and 2021, respectively.
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

Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $491 million and $1.4 billion as of August 31, 2023 and 2022, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2023 and August 31, 2024.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of August 31, 2023 and 2022, was $4.0 billion and $3.4 billion, respectively.
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
In addition, the Company has entered into forward foreign currency exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount outstanding of net investment hedges are as follows (in millions):

Maturity date	August 31, 2023	August 31, 2022
September 2023	$34	$—
October 2023	96	—
January 2024	96	—
April 2024	68	—
July 2024	102	—
Total	$396	$—
The gains and losses on net investment hedges are included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The amounts excluded from effectiveness testing were not material for all periods presented and are recognized in interest expense, net.
Refer to Note 17 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.
The following table presents the net (losses) gains from forward contracts recorded in the Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Gain on Derivatives Recognized in Net Income	Amount of (Loss) Gain Recognized in Net Income on Derivatives
		Fiscal Year Ended August 31,
		2023	2022	2021
Forward foreign exchange contracts(1)	Cost of revenue	$(111)	$(71)	$140

(1)For the fiscal years ended August 31, 2023 and 2022, the Company recognized $58 million and $87 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. For the fiscal year ended August 31, 2021, the Company recognized $105 million of foreign currency losses in cost of revenue, which are offset by gains from the forward foreign contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances.

Contemporaneously with the issuance of the 5.450% Senior Notes in April 2023, the Company settled cash flow hedges with an aggregate notional amount of $150 million and $100 million, with effective dates of May 2021 and August 2022, respectively. The cash received for the cash flow hedges at settlement was $15 million. The settled cash flow hedges are recorded in the Consolidated Balance Sheets as a component of AOCI and are amortized to interest expense, net in the Consolidated Statements of Operations. As of August 31, 2023, there are no outstanding interest rate swaps.
Contemporaneously with the issuance of the 4.250% Senior Notes in April 2022, the Company settled cash flow hedges with an aggregate notional amount of $250 million and $170 million, with effective dates of November 2020 and March 2022, respectively. The cash received for the cash flow hedges at settlement was $46 million. The settled cash flow hedges are recorded in the Consolidated Balance Sheets as a component of AOCI and are amortized to interest expense, net in the Statements of Operations.
Contemporaneously with the issuance of the 3.000% Senior Notes in July 2020, the Company amended interest rate swap agreements with a notional amount of $200 million, with mandatory termination dates from August 15, 2020 through February 15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, the Company entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps (the “Offsetting Interest Rate Swaps”). The change in fair value of the 2020 Extended Interest Rate Swaps and Offsetting Interest Rate Swaps was recorded in the Consolidated Statements of Operations through the maturity date of February 15, 2022, as an adjustment to interest expense, net.
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Restricted stock units	$81	$67	$91
Employee stock purchase plan	14	14	11
Total	$95	$81	$102
Equity Compensation Plan
The 2021 Equity Incentive Plan (the “2021 EIP”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that are available for issuance under the 2021 EIP is 11,000,000.
Following is a reconciliation of the shares available to be issued under the 2021 EIP as of August 31, 2023:

Shares Available for Grant
Balance as of August 31, 2022	9,974,294
Restricted stock units granted, net of forfeitures(1)	(1,510,561)
Balance as of August 31, 2023	8,463,733

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
The following table summarizes restricted stock units activity from August 31, 2022 through August 31, 2023:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of August 31, 2022	4,412,994	$49.87
Changes during the period
Shares granted(1)	1,673,925	$66.33
Shares vested	(2,014,802)	$45.98
Shares forfeited	(163,364)	$56.92
Outstanding as of August 31, 2023	3,908,753	$58.70

(1)For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2023, the Company awarded approximately 0.9 million time-based restricted stock units, 0.2 million performance-based restricted stock units and 0.2 million market-based restricted stock units based on target performance criteria.
The following table represents the restricted stock units stock-based compensation information for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Fair value of restricted stock units vested	$93	$72	$69
Tax benefit for stock compensation expense(1)	$2	$2	$1
Unrecognized stock-based compensation expense — restricted stock units	$43
Remaining weighted-average period for restricted stock units expense	1.4 years

(1)Classified as income tax expense within the Consolidated Statements of Operations.
Employee Stock Purchase Plan
The maximum aggregate number of shares available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 23,000,000.
Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2023, 9,987,996 shares remained available for issue under the 2011 ESPP.
The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2023	2022	2021
Expected dividend yield	0.3%	0.3%	0.5%
Risk-free interest rate	3.4%	0.1%	0.1%
Expected volatility(1)	37.4%	29.6%	32.9%
Expected life	0.5 years	0.5 years	0.5 years

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends
The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2023 and 2022:

(in millions, except for per share data)	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2023	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
	January 26, 2023	$0.08	$10	February 15, 2023	March 2, 2023
	April 20, 2023	$0.08	$11	May 15, 2023	June 2, 2023
	July 20, 2023	$0.08	$11	August 15, 2023	September 5, 2023
Fiscal Year 2022	October 21, 2021	$0.08	$12	November 15, 2021	December 1, 2021
	January 20, 2022	$0.08	$12	February 15, 2022	March 2, 2022
	April 21, 2022	$0.08	$12	May 16, 2022	June 2, 2022
	July 21, 2022	$0.08	$11	August 15, 2022	September 2, 2022
Common Stock Outstanding
The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2023	2022	2021
Common stock outstanding:
Beginning balances	135,493,980	144,496,077	150,330,358
Shares issued upon exercise of stock options	—	—	9,321
Shares issued under employee stock purchase plan	1,043,294	970,480	1,288,397
Vesting of restricted stock	2,014,802	2,503,143	2,290,104
Purchases of treasury stock under employee stock plans	(571,606)	(713,667)	(622,703)
Treasury shares purchased(1)(2)	(6,686,048)	(11,762,053)	(8,799,400)
Ending balances	131,294,422	135,493,980	144,496,077

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remained under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax, and $776 million remains available under the 2023 Share Repurchase Program. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of the Company’s common stock.
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
Sales of the Company’s products are concentrated among specific customers. For fiscal year 2023, the Company’s five largest customers accounted for approximately 42% of its net revenue and 84 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customers that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customers, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2023	2022	2021	2023	2022
Apple, Inc.(1)	17%	19%	22%	*	*

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
The EMS segment is focused around leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-capital equipment, and networking and storage industries.
The DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. The DMS segment includes customers primarily in the automotive and transportation, connected devices, healthcare and packaging, and mobility industries.
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, acquisition and integration charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, loss on debt extinguishment, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest expense, net, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests.
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

The following table presents the Company’s revenues disaggregated by segment (in millions):

	Fiscal Year Ended August 31,
	2023			2022			2021
	EMS	DMS	Total	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$5,094	$6,453	$11,547	$6,112	$6,818	$12,930	$4,464	$7,183	$11,647
Over time	11,655	11,500	23,155	10,625	9,923	20,548	9,440	8,198	17,638
Total	$16,749	$17,953	$34,702	$16,737	$16,741	$33,478	$13,904	$15,381	$29,285

The following tables set forth operating segment information (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Segment income and reconciliation of income before income tax
EMS	$837	$727	$509
DMS	896	816	732
Total segment income	$1,733	$1,543	$1,241
Reconciling items:
Amortization of intangibles	(33)	(34)	(47)
Stock-based compensation expense and related charges	(95)	(81)	(102)
Restructuring, severance and related charges	(57)	(18)	(10)
Business interruption and impairment charges, net	—	—	1
Acquisition and integration charges	—	—	(4)
Loss on debt extinguishment	—	(4)	—
Gain on securities	—	—	2
Other expense (net of periodic benefit cost)	(80)	(29)	(13)
Interest expense, net	(206)	(146)	(124)
Income before income tax	$1,262	$1,231	$944

	August 31, 2023	August 31, 2022
Total assets:
EMS	$4,859	$5,402
DMS	6,802	8,881
Assets held for sale(1)	1,929	—
Other non-allocated assets	5,834	5,434
Total	$19,424	$19,717

(1)Assets held for sale were reported in the DMS operating segment.
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

	Fiscal Year Ended August 31,
	2023	2022	2021
External net revenue:
Singapore	$7,385	$7,916	$7,943
Mexico	6,083	5,630	4,323
China	5,868	5,272	4,666
Malaysia	2,779	2,709	2,121
India	1,596	591	549
Other	6,056	5,971	4,868
Foreign source revenue	29,767	28,089	24,470
U.S.	4,935	5,389	4,815
Total	$34,702	$33,478	$29,285

	August 31, 2023	August 31, 2022
Long-lived assets:
China(1)	$684	$1,758
Mexico	574	492
Malaysia	358	328
Switzerland	238	208
Singapore	131	138
Hungary	109	114
Taiwan	97	101
Vietnam	88	104
Other	628	553
Long-lived assets related to foreign operations	2,907	3,796
U.S.	993	1,020
Total	$3,900	$4,816

(1)Excludes long-lived assets of $841 million classified as held for sale. See Note 16 – “Business Acquisitions and Divestitures” for additional information.
14. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Fiscal Year Ended August 31,
	2023(1)	2022(1)	2021(2)
Employee severance and benefit costs	$48	$18	$5
Lease costs	—	—	(1)
Asset write-off costs	5	—	5
Other costs	4	—	1
Total restructuring, severance and related charges(3)	$57	$18	$10

(1)Primarily relates to headcount reduction to further optimize the Company’s business activities.
(2)The 2020 Restructuring Plan, totaling $86 million in restructuring and other related costs, was complete as of August 31, 2021.
(3)Includes $10 million, $1 million and $0 million recorded in the EMS segment, $35 million, $10 million and $9 million recorded in the DMS segment and $12 million, $7 million and $1 million of non-allocated charges for the fiscal years ended August 31, 2023, 2022 and 2021, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
2024 Restructuring Plan

On September 26, 2023, the Company’s Board of Directors approved a restructuring plan to (i) realign the Company’s cost base for stranded costs associated with the Company’s sale and realignment of its mobility business and (ii) optimize the Company’s global footprint. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) cost base and capacity realignment (the “2024 Restructuring Plan”). The 2024 Restructuring Plan reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain locations are still subject to consultation with the Company’s employees and their representatives.
The Company currently expects to recognize approximately $300 million in pre-tax restructuring and other related costs over the course of the Company’s 2024 fiscal year. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
15. Income Taxes
Provision for Income Taxes
Income (loss) before income tax expense is summarized below (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Domestic	$(315)	$(116)	$(271)
Foreign	1,577	1,347	1,215
Total	$1,262	$1,231	$944

Income tax expense (benefit) is summarized below (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Current:
Domestic - federal	$1	$7	$7
Domestic - state	2	2	3
Foreign	350	239	252
Total current	353	248	262
Deferred:
Domestic - federal	(2)	(25)	2
Domestic - state	4	—	—
Foreign	89	12	(18)
Total deferred	91	(13)	(16)
Total income tax expense	$444	$235	$246

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is summarized below:

	Fiscal Year Ended August 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.2	0.7	0.2
Impact of foreign tax rates(1)	(1.8)	(4.0)	(4.6)
Permanent differences	(0.5)	1.2	(0.4)
Income tax credits(1)	(0.5)	(0.5)	(0.4)
Valuation allowance(2)	1.1	(3.3)	1.3
Equity compensation	0.5	(0.5)	0.6
Impact of intercompany charges and dividends	2.4	3.6	4.4
Global Intangible Low-Taxed Income	0.8	1.1	3.0
Change in indefinite reinvestment assertion(3)	11.7	—	—
Other, net	0.3	(0.2)	0.9
Effective income tax rate	35.2%	19.1%	26.0%

(1)The Company has been granted tax incentives for various subsidiaries in China, Malaysia, Singapore, Vietnam and Israel, which primarily expire at various dates through fiscal year 2031 and are subject to certain conditions with which the Company expects to comply. These tax incentives resulted in a tax benefit of approximately $74 million ($0.56 per basic weighted average shares outstanding), $80 million ($0.57 per basic weighted average shares outstanding) and $51 million ($0.34 per basic weighted average shares outstanding) during the fiscal years ended August 31, 2023, 2022 and 2021, respectively.
(2)For the fiscal year ended August 31, 2022, the valuation allowance change was primarily due to an income tax benefit of $26 million for the reversal of a portion of the U.S. valuation allowance and decreased deferred tax assets with corresponding valuation allowances due to the liquidation of certain non-U.S. subsidiaries.
(3)As a result of certain operations being classified as held for sale, the Company made a change to its indefinite reinvestment assertions for the fiscal year ended August 31, 2023.
Deferred Tax Assets and Liabilities
Significant components of the deferred tax assets and liabilities are summarized below (in millions):

	August 31, 2023(1)	August 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$196	$176
Receivables	4	4
Inventories	16	16
Compensated absences	16	13
Accrued expenses	116	106
Property, plant and equipment	17	66
Domestic tax credits	22	11
Foreign jurisdiction tax credits	4	4
Equity compensation	8	10
Domestic interest carryforwards	10	4
Capital loss carryforwards	19	20
Revenue recognition	29	32
Operating and finance lease liabilities	39	72
Other	24	27
Total deferred tax assets before valuation allowances	520	561
Less valuation allowances	(303)	(281)
Net deferred tax assets	$217	$280
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$201	$57
Intangible assets	24	25
Operating lease assets	85	111
Other	16	10
Total deferred tax liabilities	$326	$203
Net deferred tax (liabilities) assets	$(109)	$77

(1)Excludes $96 million classified as held for sale. See Note 16 – “Business Acquisitions and Divestitures” for additional information.
Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded.
As of August 31, 2023, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. As of August 31, 2023, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $0.9 billion. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.1 billion.
Tax Carryforwards
The amount and expiration dates of income tax net operating loss carryforwards, tax credit carryforwards, and tax capital loss carryforwards, which are available to reduce future taxes, if any, as of August 31, 2023 are as follows (in millions):

	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Domestic - federal	2038 or indefinite	$11
Domestic - state	2042 or indefinite	$55
Foreign	2038 or indefinite	$646
Tax credit carryforwards:(1)
Domestic - federal	2043	$18
Domestic - state	2027 or indefinite	$4
Foreign(2)	Indefinite	$4
Tax capital loss carryforwards:
Domestic - federal	2028	$75

(1)Net of unrecognized tax benefits.
(2)Calculated based on the deferral method and includes foreign investment tax credits.
Unrecognized Tax Benefits
Reconciliation of the unrecognized tax benefits is summarized below (in millions):

	Fiscal Year Ended August 31,
	2023	2022	2021
Beginning balance	$253	$241	$190
Additions for tax positions of prior years	1	22	15
Reductions for tax positions of prior years	(7)	(21)	(3)
Additions for tax positions related to current year(1)	23	36	36
Cash settlements	(3)	(3)	—
Reductions from lapses in statutes of limitations	(8)	(3)	(2)
Reductions from non-cash settlements with taxing authorities	(2)	(9)	—
Foreign exchange rate adjustment	—	(10)	5
Ending balance	$257	$253	$241
Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$150	$150	$139

(1)The additions for the fiscal years ended August 31, 2023, 2022 and 2021 are primarily related to taxation of certain intercompany transactions.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $31 million and $30 million as of August 31, 2023 and 2022, respectively. The Company recognized interest and penalties of approximately $3 million, $0 million and $7 million during the fiscal years ended August 31, 2023, 2022 and 2021, respectively.
It is reasonably possible that the August 31, 2023 unrecognized tax benefits could decrease during the next 12 months by $150 million, primarily related to taxing authority agreements associated with intercompany transactions.
The Company is no longer subject to U.S. federal tax examinations for fiscal years before August 31, 2018. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2013 and August 31, 2009, respectively.
16. Business Acquisitions and Divestitures
The Company announced on September 26, 2023 that, through its indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), it has agreed to sell to BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), its product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi (the “Business”) for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments. The sale is being made pursuant to a definitive agreement (the “Purchase

Agreement”) for the sale and purchase of certain assets of Singapore Seller and the shares of Juno Singapore Target Newco Pte. Ltd. (the “Target”). Following a pre-closing reorganization (the “Reorganization”), the Target will hold, indirectly or directly, the Business.
Pursuant to the Preliminary Acquisition Agreement, dated August 26, 2023, by and between Purchaser and Singapore Seller and the Purchase Agreement, Purchaser paid an aggregate deposit in the amount of $440 million, of which $132 million was paid to an escrow agent and $308 million was paid to the Company. Singapore Seller is entitled to retain the deposits in all circumstances, except in the event of a termination of the Purchase Agreement by Purchaser due to Singapore Seller’s breach of any warranty or failure to comply with any covenant applicable to it that would cause any closing condition of Purchaser to not be satisfied. Purchaser is entitled to repayment of $390 million of the deposit if on April 1, 2024 (i) the Reorganization has not been completed in all material respects, other than as a result of the failure to obtain regulatory approvals in the People’s Republic of China, and (ii) all other mutual conditions and conditions of Singapore Seller to closing have been satisfied.
The transaction is anticipated to close within the first two quarters of the Company’s current fiscal year 2024 (which is the period from September 1, 2023 through February 29, 2024). The closing of the transaction is subject to certain customary closing conditions set forth in the Purchase Agreement that include, among other things, receipt of regulatory approvals, accuracy of the warranties of the parties (subject to certain materiality standards set forth in the Purchase Agreement), completion of the Reorganization in all material respects, and material performance of certain respective obligations. The closing of the transaction is not conditioned on the receipt of financing.
As of August 31, 2023, the assets and liabilities of the Business were classified as held for sale and the carrying value is less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group is necessary. The planned divestiture did not meet the criteria to be reported as discontinued operations and the Company will continue to report the operating results for the Business in the Company’s Consolidated Statement of Operations in the DMS segment until the transaction is closed.
Following is a summary of the carrying amounts of the major classes of assets and liabilities that were classified as held for sale (in millions):

August 31, 2023
Assets held for sale:
Accounts receivable, net of allowance for credit losses	$96
Inventories, net of reserve for excess and obsolete inventory	559
Prepaid expenses and other current assets	220
Property, plant and equipment, net of accumulated depreciation	724
Operating lease right-of-use asset	112
Goodwill	117
Deferred income taxes	96
Liabilities held for sale:
Accounts payable	$876
Accrued expenses	364
Non-current operating lease liabilities	83
17. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		August 31, 2023	August 31, 2022
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$—	$14
Prepaid expenses and other current assets:
Short-term investments	Level 1		25	16
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	4	3
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	20	13
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	9	—
Other assets:
Forward interest rate swap:
Derivatives designated as hedging instruments (Note 11)	Level 2	(3)	—	13
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	$17	$32
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	64	76
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	1	—

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair value of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			August 31, 2023		August 31, 2022
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 7)
4.900% Senior Notes	Level 3	(1)	$—	$—	$300	$300
3.950% Senior Notes	Level 2	(2)	$497	$468	$497	$471
3.600% Senior Notes	Level 2	(2)	$496	$448	$496	$440
3.000% Senior Notes	Level 2	(2)	$593	$502	$592	$500
1.700% Senior Notes	Level 2	(2)	$498	$452	$497	$446
4.250% Senior Notes	Level 2	(2)	$495	$478	$493	$483
5.450% Senior Notes	Level 2	(2)	$296	$297	$—	$—

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

JABIL INC. Registrant

Date: October 20, 2023	By:	/s/ KENNETH S. WILSON
Kenneth S. Wilson Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth S. Wilson and Michael Dastoor and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ MARK T. MONDELLO	Chairman of the Board of Directors	October 20, 2023
Mark T. Mondello

By:	/s/ STEVEN A. RAYMUND	Lead Independent Director	October 20, 2023
Steven A. Raymund

By:	/s/ THOMAS A. SANSONE	Vice Chairman of the Board of Directors	October 20, 2023
Thomas A. Sansone

By:	/s/ KENNETH S. WILSON	Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2023
Kenneth S. Wilson

By:	/s/ MICHAEL DASTOOR	Chief Financial Officer (Principal Financial and Accounting Officer)	October 20, 2023
Michael Dastoor

By:	/s/ ANOUSHEH ANSARI	Director	October 20, 2023
Anousheh Ansari

By:	/s/ CHRISTOPHER S. HOLLAND	Director	October 20, 2023
Christopher S. Holland

By:	/s/ JOHN C. PLANT	Director	October 20, 2023
John C. Plant

By:	/s/ DAVID M. STOUT	Director	October 20, 2023
David M. Stout

By:	/s/ KATHLEEN A. WALTERS	Director	October 20, 2023
Kathleen A. Walters

SCHEDULE II
JABIL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts(1)	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2023	$82	$34	$(27)	$(31)	$58
Fiscal year ended August 31, 2022	$85	$23	$—	$(26)	$82
Fiscal year ended August 31, 2021	$85	$33	$—	$(33)	$85

(1)During the fiscal year ended August 31, 2023 the reductions charged to other accounts relates to inventory reserves for excess and obsolete inventory classified as held for sale.

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Reductions Charged to Costs and Expenses	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2023	$281	$28	$9	$(15)	$303
Fiscal year ended August 31, 2022	$353	$19	$(31)	$(60)	$281
Fiscal year ended August 31, 2021	$341	$18	$—	$(6)	$353

See accompanying report of independent registered public accounting firm.