Form 10-Q
period 2023-11-30
JABIL INC
filed 2024-01-09
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023
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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 2, 2024, there were 127,545,611 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	November 30, 2023 (Unaudited)	August 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,550	$1,804
Accounts receivable, net of allowance for credit losses	3,693	3,647
Contract assets	1,090	1,035
Inventories, net of reserve for excess and obsolete inventory	5,124	5,206
Prepaid expenses and other current assets	1,235	1,109
Assets held for sale	1,962	1,929
Total current assets	14,654	14,730
Property, plant and equipment, net of accumulated depreciation of $4,612 as of November 30, 2023 and $4,512 as of August 31, 2023	3,134	3,137
Operating lease right-of-use asset	354	367
Goodwill	661	621
Intangible assets, net of accumulated amortization	177	142
Deferred income taxes	155	159
Other assets	279	268
Total assets	$19,414	$19,424
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$—
Accounts payable	5,630	5,679
Accrued expenses	5,840	5,515
Current operating lease liabilities	96	104
Liabilities held for sale	1,464	1,397
Total current liabilities	13,030	12,695
Notes payable and long-term debt, less current installments	2,876	2,875
Other liabilities	342	319
Non-current operating lease liabilities	269	269
Income tax liabilities	118	131
Deferred income taxes	243	268
Total liabilities	16,878	16,557
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 275,716,586 and 273,949,811 shares issued and 128,647,431 and 131,294,422 shares outstanding as of November 30, 2023 and August 31, 2023, respectively	—	—
Additional paid-in capital	2,827	2,795
Retained earnings	4,595	4,412
Accumulated other comprehensive loss	(6)	(17)
Treasury stock at cost, 147,069,155 and 142,655,389 shares as of November 30, 2023 and August 31, 2023, respectively	(4,881)	(4,324)
Total Jabil Inc. stockholders’ equity	2,535	2,866
Noncontrolling interests	1	1
Total equity	2,536	2,867
Total liabilities and equity	$19,414	$19,424
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended
	November 30, 2023	November 30, 2022
Net revenue	$8,387	$9,635
Cost of revenue	7,612	8,892
Gross profit	775	743
Operating expenses:
Selling, general and administrative	314	319
Research and development	10	9
Amortization of intangibles	6	8
Restructuring, severance and related charges	127	45
Costs from the divestiture of businesses	15	—
Operating income	303	362
Other expense	21	15
Interest expense, net	47	48
Income before income tax	235	299
Income tax expense	41	76
Net income	194	223
Net income attributable to noncontrolling interests, net of tax	—	—
Net income attributable to Jabil Inc.	$194	$223
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.49	$1.65
Diluted	$1.47	$1.61
Weighted average shares outstanding:
Basic	129.6	134.8
Diluted	132.1	138.0
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended
	November 30, 2023	November 30, 2022
Net income	$194	$223
Other comprehensive income (loss):
Change in foreign currency translation	—	4
Change in derivative instruments:
Change in fair value of derivatives	(3)	(25)
Adjustment for net losses realized and included in net income	16	43
Total change in derivative instruments	13	18
Actuarial loss	(3)	(3)
Prior service credit	1	1
Total other comprehensive income	11	20
Comprehensive income	$205	$243
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Jabil Inc.	$205	$243
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended
	November 30, 2023	November 30, 2022
Total stockholders' equity, beginning balances	$2,867	$2,452
Common stock:	—	—
Additional paid-in capital:
Beginning balances	2,795	2,655
Treasury shares purchased	(13)	—
Recognition of stock-based compensation	45	41
Ending balances	2,827	2,696
Retained earnings:
Beginning balances	4,412	3,638
Declared dividends	(11)	(12)
Net income attributable to Jabil Inc.	194	223
Ending balances	4,595	3,849
Accumulated other comprehensive loss:
Beginning balances	(17)	(42)
Total other comprehensive income	11	20
Ending balances	(6)	(22)
Treasury stock:
Beginning balances	(4,324)	(3,800)
Purchases of treasury stock under employee stock plans	(67)	(33)
Treasury shares purchased	(487)	(161)
Excise taxes related to treasury shares purchased	(3)	—
Ending balances	(4,881)	(3,994)
Noncontrolling interests:
Beginning balances	1	1
Net income attributable to noncontrolling interests	—	—
Ending balances	1	1
Total stockholders' equity, ending balances	$2,536	$2,530

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended
	November 30, 2023	November 30, 2022
Cash flows provided by operating activities:
Net income	$194	$223
Depreciation, amortization, and other, net	206	263
Change in operating assets and liabilities, exclusive of net assets acquired	48	(320)
Net cash provided by operating activities	448	166
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(288)	(314)
Proceeds and advances from sale of property, plant and equipment	13	150
Cash paid for business and intangible asset acquisitions, net of cash	(59)	—
Proceeds from the divestiture of businesses	258	—
Other, net	1	(12)
Net cash used in investing activities	(75)	(176)
Cash flows used in financing activities:
Borrowings under debt agreements	395	1,026
Payments toward debt agreements	(436)	(1,061)
Payments to acquire treasury stock	(500)	(161)
Dividends paid to stockholders	(12)	(12)
Treasury stock minimum tax withholding related to vesting of restricted stock	(67)	(33)
Net cash used in financing activities	(620)	(241)
Effect of exchange rate changes on cash and cash equivalents	(7)	(10)
Net decrease in cash and cash equivalents	(254)	(261)
Cash and cash equivalents at beginning of period	1,804	1,478
Cash and cash equivalents at end of period	$1,550	$1,217
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2023. Results for the three months ended November 30, 2023 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2024.
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
As of November 30, 2023, the Company may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time, at a discount, on an ongoing basis up to a: (i) maximum aggregate amount available of $2.3 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, and (iii) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program. The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to the trade accounts receivable sale programs recognized during the three months ended November 30, 2023 and 2022 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2023	November 30, 2022
Trade accounts receivable sold(1)	$2,036	$3,528
Cash proceeds received	$2,025	$3,518
Pre-tax losses on sale of receivables(2)	$11	$10

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.

3. Inventories
Inventories consist of the following (in millions):

	November 30, 2023	August 31, 2023
Raw materials	$4,733	$4,804
Work in process	241	217
Finished goods	205	243
Reserve for excess and obsolete inventory	(55)	(58)
Inventories, net(1)	$5,124	$5,206

(1)Excludes $354 million and $559 million of inventories, net classified as held for sale as of November 30, 2023 and August 31, 2023, respectively. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
4. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of November 30, 2023 and August 31, 2023 are summarized below (in millions):

	Maturity Date	November 30, 2023	August 31, 2023
3.950% Senior Notes	Jan 12, 2028	497	497
3.600% Senior Notes	Jan 15, 2030	497	496
3.000% Senior Notes	Jan 15, 2031	593	593
1.700% Senior Notes	Apr 15, 2026	498	498
4.250% Senior Notes	May 15, 2027	495	495
5.450% Senior Notes	Feb 1, 2029	296	296
Borrowings under credit facilities(1)	Jan 22, 2025 and Jan 22, 2027	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,876	2,875
Less current installments of notes payable and long-term debt		—	—
Notes payable and long-term debt, less current installments		$2,876	$2,875

(1)As of November 30, 2023, the Company has $3.8 billion in available unused borrowing capacity under its revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on February 10, 2023 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of November 30, 2023 and August 31, 2023, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months ended November 30, 2023 and 2022 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2023.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. As of November 30, 2023, the Company had no available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2023	November 30, 2022
Trade accounts receivable sold(1)	$989	$1,066
Cash proceeds received(2)	$979	$1,058
Pre-tax losses on sale of receivables(3)	$10	$8

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
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2023 and August 31, 2023, the Company was in compliance with all covenants under the global asset-backed securitization program.
6. Accrued Expenses
Accrued expenses consist of the following (in millions):

	November 30, 2023	August 31, 2023
Inventory deposits	$1,656	$1,839
Contract liabilities(1)	906	886
Accrued compensation and employee benefits	683	743
Other accrued expenses	2,595	2,047
Accrued expenses(2)	$5,840	$5,515

(1)Revenue recognized during the three months ended November 30, 2023 and 2022 that was included in the contract liability balance as of August 31, 2023 and 2022 was $161 million and $139 million, respectively.
(2)Excludes $304 million and $364 million of accrued expenses classified as held for sale as of November 30, 2023 and August 31, 2023, respectively. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
7. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months ended November 30, 2023 and 2022 (in millions):

	Three months ended
	November 30, 2023	November 30, 2022
Service cost(1)	$5	$4
Interest cost(2)	3	3
Expected long-term return on plan assets(2)	(4)	(5)
Recognized actuarial gain(2)	(2)	(2)
Amortization of actuarial gain(2)(3)	(1)	(1)
Amortization of prior service cost(2)	1	1
Net periodic benefit cost	$2	$—

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $153 million and $491 million as of November 30, 2023 and August 31, 2023, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2023 and August 31, 2024.
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of November 30, 2023 and August 31, 2023, was $4.3 billion and $4.0 billion, respectively.
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

In addition, the Company has entered into forward foreign currency exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount outstanding of net investment hedges are as follows (in millions):

Maturity date	November 30, 2023	August 31, 2023
September 2023	$—	$34
October 2023	—	96
January 2024	97	96
April 2024	104	68
July 2024	174	102
Total	$375	$396
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
The following table presents the net gains (losses) from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three months ended
		November 30, 2023	November 30, 2022
Forward foreign exchange contracts(1)	Cost of revenue	$18	$(46)

(1)For the three months ended November 30, 2023, the Company recognized $38 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. For the three months ended November 30, 2022, the Company recognized $49 million of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of November 30, 2023, there are no outstanding interest rate swaps.

9. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the three months ended November 30, 2023 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2023	$(59)	$(4)	$14	$46	$(14)	$(17)
Other comprehensive income (loss) before reclassifications	4	(4)	(3)	—	—	(3)
Amounts reclassified from AOCI	—	—	16	(3)	1	14
Other comprehensive income (loss)(1)	4	(4)	13	(3)	1	11
Balance as of November 30, 2023	$(55)	$(8)	$27	$43	$(13)	$(6)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended
Comprehensive Income Components	Financial Statement Line Item	November 30, 2023	November 30, 2022
Realized losses (gains) on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	$17	$43
Interest rate contracts	Interest expense, net	(1)	—
Actuarial gains	(2)	(3)	(3)
Prior service costs	(2)	1	1
Total amounts reclassified from AOCI(3)		$14	$41

(1)The Company expects to reclassify $5 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 7 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months ended November 30, 2023 and 2022.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended
	November 30, 2023	November 30, 2022
Restricted stock units	$42	$38
Employee stock purchase plan	4	4
Total	$46	$42
As of November 30, 2023, the shares available to be issued under the 2021 Equity Incentive Plan were 7,738,300.

Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the three months ended November 30, 2023 and 2022, the Company awarded approximately 0.4 million and 0.9 million time-based restricted stock units, respectively, 0.1 million and 0.2 million performance-based restricted stock units, respectively, and 0.1 million and 0.2 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

November 30, 2023
Unrecognized stock-based compensation expense – restricted stock units	$82
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended
	November 30, 2023	November 30, 2022
Common stock outstanding:
Beginning balances	131,294,422	135,493,980
Vesting of restricted stock	1,766,775	1,861,678
Purchases of treasury stock under employee stock plans	(526,028)	(523,407)
Treasury shares purchased(1)(2)	(3,887,738)	(2,600,951)
Ending balances	128,647,431	134,231,300

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remained under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of the Company’s common stock. As part of the 2023 Share Repurchase Program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a bank in September 2023 to repurchase $500 million of the Company’s common stock. During the first quarter of 2024, the ASR transaction was completed, and 3.9 million shares were delivered under the ASR agreement at an average price of $128.61. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume weighted average price of the Company’s common stock during the term of the agreement. As of November 30, 2023, 3.9 million shares had been repurchased for $500 million, excluding excise tax, and $2.0 billion remains available under the 2023 Share Repurchase Program approved in September 2023.
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2023, the Company’s five largest customers accounted for approximately 44% of its net revenue and 76 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments.

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

The following table sets forth operating segment information (in millions):

	Three months ended
	November 30, 2023	November 30, 2022
Segment income and reconciliation of income before income tax
EMS	$165	$198
DMS	334	263
Total segment income	$499	$461
Reconciling items:
Amortization of intangibles	(6)	(8)
Stock-based compensation expense and related charges	(46)	(42)
Restructuring, severance and related charges	(127)	(45)
Costs from the divestiture of businesses	(15)	—
Other expense (net of periodic benefit cost)	(23)	(19)
Interest expense, net	(47)	(48)
Income before income tax	$235	$299
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	November 30, 2023			November 30, 2022
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,095	$2,014	$3,109	$1,538	$2,280	$3,818
Over time	2,497	2,781	5,278	3,008	2,809	5,817
Total	$3,592	$4,795	$8,387	$4,546	$5,089	$9,635
The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2023	November 30, 2022
Foreign source revenue	86.4%	85.7%

12. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended
	November 30, 2023	November 30, 2022
Employee severance and benefit costs	$95	$40
Asset write-off costs	22	1
Other costs	10	4
Total restructuring, severance and related charges(1)	$127	$45

(1)Charges for the three months ended November 30, 2023, related to the 2024 Restructuring Plan and included $29 million recorded in the EMS segment, $79 million recorded in the DMS segment and $19 million of non-allocated charges. Charges for the three months ended November 30, 2022, related to headcount reduction to further optimize the Company’s business activities and included $4 million recorded in the EMS segment, $33 million recorded in the DMS segment and $8 million of non-allocated charges. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
2024 Restructuring Plan
On September 26, 2023, the Company’s Board of Directors approved a restructuring plan to (i) realign the Company’s cost base for stranded costs associated with the Company’s sale and realignment of its mobility business and (ii) optimize the Company’s global footprint. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) cost base and capacity realignment (the “2024 Restructuring Plan”). The 2024 Restructuring Plan reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain locations, are still subject to consultation with the Company’s employees and their representatives.
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
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2023	$—	$—	$—	$—	$—
Restructuring related charges	95	—	22	10	127
Asset write-off charge and other non-cash activity	—	—	(22)	(5)	(27)
Cash payments	(14)	—	—	—	(14)
Balance as of November 30, 2023	$81	$—	$—	$5	$86
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended
	November 30, 2023	November 30, 2022
U.S. federal statutory income tax rate	21.0%	21.0%
Effective income tax rate	17.6%	25.6%

The effective income tax rate differed for the three months ended November 30, 2023, compared to the three months ended November 30, 2022, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges, (ii) a $19 million income tax benefit for the reversal of a non-U.S. unrecognized tax benefit due to audit closure for the three months ended November 30, 2023, and (iii) an $11 million income tax benefit for the reversal of a portion of the U.S. valuation allowance related to an acquisition for the three months ended November 30, 2023.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months ended November 30, 2023 and 2022, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam, (iv) a $19 million income tax benefit associated with the reversal of a non-U.S. unrecognized tax benefit due to audit closure for the three months ended November 30, 2023, and (v) an $11 million income tax benefit for the reversal of a portion of the U.S. valuation allowance related to an acquisition for the three months ended November 30, 2023.
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

	Three months ended
	November 30, 2023	November 30, 2022
Restricted stock units	654.4	365.9
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2023 and 2022 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2024:	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023
Fiscal Year 2023:	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
15. Business Acquisitions and Divestitures
Acquisitions
On November 1, 2023, the Company completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility assets was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $86 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $25 million were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price is considered preliminary pending final valuation for the Company. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
Divestitures
The Company announced on September 26, 2023 that, through its indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), it agreed to sell to an affiliate of BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), its product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi (the “Business”) for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments. On December 29, 2023 (the “Closing Date”), the Company completed the sale.
As of November 30, 2023, and August 31, 2023, the assets and liabilities of the Business were classified as held for sale and the carrying value is less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group is necessary. For the three months ended November 30, 2023, depreciation and amortization expense for long-lived assets are not recorded while these assets are classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations and the Company continued to report the operating results for the Business in the Company’s Condensed Consolidated Statement of Operations in the DMS segment until the Closing Date.
Following is a summary of the carrying amounts of the major classes of assets and liabilities that were classified as held for sale (in millions):

	November 30, 2023	August 31, 2023
Assets held for sale:
Accounts receivable, net of allowance for credit losses	$315	$96
Inventories, net of reserve for excess and obsolete inventory	354	559
Prepaid expenses and other current assets	153	220
Property, plant and equipment, net of accumulated depreciation	812	724
Operating lease right-of-use asset	119	112
Goodwill	117	117
Deferred income taxes	86	96
Liabilities held for sale:
Accounts payable	$992	$876
Accrued expenses	304	364
Non-current operating lease liabilities	86	83

16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		November 30, 2023	August 31, 2023
Assets:
Prepaid expenses and other current assets:
Short-term investments	Level 1		$25	$25
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(1)	10	4
Derivatives not designated as hedging instruments (Note 8)	Level 2	(1)	18	20
Net investment hedges:
Derivatives designated as hedging instruments (Note 8)	Level 2	(1)	5	9
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(1)	$5	$17
Derivatives not designated as hedging instruments (Note 8)	Level 2	(1)	17	64
Net investment hedges:
Derivatives designated as hedging instruments (Note 8)	Level 2	(1)	3	1

(1)The Company’s forward foreign exchange contracts, including cash flow hedges and net investment hedges are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			November 30, 2023		August 31, 2023
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 4)
3.950% Senior Notes	Level 2	(1)	$497	$469	$497	$468
3.600% Senior Notes	Level 2	(1)	$497	$444	$496	$448
3.000% Senior Notes	Level 2	(1)	$593	$505	$593	$502
1.700% Senior Notes	Level 2	(1)	$498	$459	$498	$452
4.250% Senior Notes	Level 2	(1)	$495	$481	$495	$478
5.450% Senior Notes	Level 2	(1)	$296	$298	$296	$297

(1)The fair value estimates are based upon observable market data.

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

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q and in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2023 such as, unexpected costs or unexpected liabilities that may arise from the Mobility transaction; scheduling production, managing growth and capital expenditures and maximizing the efficiency of our manufacturing capacity effectively; managing rapid declines or increases in customer demand and other related customer challenges that may occur; the effect of COVID-19 and its impact on our operations, sites, customers and supply chain; our dependence on a limited number of customers; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks arising from relationships with emerging companies; changes in technology and competition in our industry; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; risks associated with international sales and operations, including geopolitical uncertainties; energy price increases or shortages; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; risk arising from compliance, or failure to comply, with environmental, health and safety laws or regulations and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; and asset impairment); changes in financial accounting standards or policies; risk of natural disaster, climate change or other global events; and risks arising from expectations relating to environmental, social and governance considerations. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its consolidated subsidiaries, except where the context otherwise requires.

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, India, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 86.4% of net revenue from our international operations for the three months ended November 30, 2023. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of November 30, 2023 contained herein.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended
	November 30, 2023	November 30, 2022
Net revenue	$8,387	$9,635
Gross profit	$775	$743
Operating income	$303	$362
Net income attributable to Jabil Inc.	$194	$223
Earnings per share—basic	$1.49	$1.65
Earnings per share—diluted	$1.47	$1.61

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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2023(1)	August 31, 2023(1)	November 30, 2022
Sales cycle(2)	42 days	43 days	39 days
Inventory turns (annualized)(3)	5 turns	5 turns	5 turns
Days in accounts receivable(4)	43 days	40 days	42 days
Days in inventory(5)	78 days	80 days	78 days
Days in accounts payable(6)	78 days	77 days	81 days

(1)The calculation of these key performance indicators includes assets and liabilities held for sale for the three months ended November 30, 2023 and August 31, 2023, respectively.
(2)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(3)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(4)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended November 30, 2023, the increase in days in accounts receivable from the prior sequential quarter was primarily due to the timing of collections.
(5)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2023, the decrease in days in inventory from the prior sequential quarter was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(6)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2023, the decrease in days in accounts payable from the three months ended November 30, 2022, was primarily due to cash payments and timing of purchases during the quarter.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.
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

	Three months ended
(dollars in millions)	November 30, 2023	November 30, 2022	Change
Net revenue	$8,387	$9,635	(12.9)%

Net revenue decreased during the three months ended November 30, 2023, compared to the three months ended November 30, 2022. Specifically, the EMS segment net revenue decreased 21% primarily due to: (i) a 12% decrease in revenues from existing customers within our 5G, wireless and cloud business, which continued transitioning to a customer-controlled consignment model in fiscal year 2024, (ii) a 7% decrease in revenues from existing customers within our digital print and retail business, and (iii) a 2% decrease in revenues from existing customers within our industrial and semi-capital equipment business. The DMS segment net revenue decreased 6% due to: (i) a 5% decrease in revenues from existing customers within our connected devices business and (ii) a 3% decrease from existing customers within our mobility business. The decrease is partially offset by a 2% increase in revenues from existing customers within our automotive and transportation business.
On September 26, 2023, we announced the signing of a definitive agreement to divest our mobility business to an affiliate of BYD Electronic (International) Company Limited (“BYDE”) in a cash transaction valued at approximately $2.2 billion. On December 29, 2023, the closing date, we completed the sale. See Note 15 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2023	November 30, 2022
EMS	43%	47%
DMS	57%	53%
Total	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2023	November 30, 2022
Foreign source revenue	86.4%	85.7%
Gross Profit

	Three months ended
(dollars in millions)	November 30, 2023	November 30, 2022
Gross profit	$775	$743
Percent of net revenue	9.2%	7.7%
Gross profit as a percentage of net revenue increased for the three months ended November 30, 2023, compared to the three months ended November 30, 2022, primarily due to product mix, improved profitability across various businesses, and depreciation and amortization for long-lived assets no longer being recorded while these assets are classified as held for sale.

Selling, General and Administrative

	Three months ended
(in millions)	November 30, 2023	November 30, 2022	Change
Selling, general and administrative	$314	$319	$(5)
Selling, general and administrative expenses decreased during the three months ended November 30, 2023, compared to the three months ended November 30, 2022. The decrease is primarily due to a $6 million decrease in salary and salary related expenses.
Research and Development

	Three months ended
(dollars in millions)	November 30, 2023	November 30, 2022
Research and development	$10	$9
Percent of net revenue	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months ended November 30, 2023, compared to the three months ended November 30, 2022.
Amortization of Intangibles

	Three months ended
(in millions)	November 30, 2023	November 30, 2022	Change
Amortization of intangibles	$6	$8	$(2)
Amortization of intangibles remained relatively consistent during the three months ended November 30, 2023, compared to the three months ended November 30, 2022.

Restructuring, Severance and Related Charges

	Three months ended
(in millions)	November 30, 2023	November 30, 2022	Change
Restructuring, severance and related charges	$127	$45	$82
Restructuring, severance and related charges increased during the three months ended November 30, 2023, compared to the three months ended November 30, 2022, primarily related to the 2024 Restructuring Plan.
2024 Restructuring Plan
On September 26, 2023, our Board of Directors approved a restructuring plan to (i) realign our cost base for stranded costs associated with the sale and realignment of our mobility business and (ii) optimize our global footprint. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) cost base and capacity realignment (the “2024 Restructuring Plan”). The 2024 Restructuring Plan reflects our intention only and restructuring decisions, and the timing of such decisions, at certain locations, are still subject to consultation with our employees and their representatives.
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
See Note 12 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges.

Costs from the Divestiture of Businesses

	Three months ended
(in millions)	November 30, 2023	November 30, 2022	Change
Costs from the divestiture of businesses	$15	$—	$15
Costs from the divestiture of businesses increased during the three months ended November 30, 2023, related to transaction costs incurred from the planned divestiture of our mobility business.
Other Expense

	Three months ended
(in millions)	November 30, 2023	November 30, 2022	Change
Other expense	$21	$15	$6
The change in other expense during the three months ended November 30, 2023, compared to the three months ended November 30, 2022, is primarily due to an increase in fees due to higher interest rates on our trade accounts receivable sales programs and global asset-backed securitization programs.
Interest Expense, Net

	Three months ended
(in millions)	November 30, 2023	November 30, 2022	Change
Interest expense, net	$47	$48	$(1)
Interest expense, net remained relatively consistent during the three months ended November 30, 2023, compared to the three months ended November 30, 2022.

Income Tax Expense

	Three months ended
	November 30, 2023	November 30, 2022	Change
Effective income tax rate	17.6%	25.6%	(8.0)%
The effective income tax rate differed for the three months ended November 30, 2023, compared to the three months ended November 30, 2022, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges, (ii) a $19 million income tax benefit for the reversal of a non-U.S. unrecognized tax benefit due to audit closure for the three months ended November 30, 2023, and (iii) an $11 million income tax benefit for the reversal of a portion of the U.S. valuation allowance related to an acquisition for the three months ended November 30, 2023.
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
We determine an annual normalized tax rate (“normalized core tax rate”) for the computation of the non-GAAP (core) income tax provision to provide better consistency across reporting periods. In estimating the normalized core tax rate annually, we utilize a full-year financial projection of core earnings that considers the mix of earnings across tax jurisdictions, existing tax positions, and other significant tax matters. We may adjust the normalized core tax rate during the year for material impacts from new tax legislation or material changes to our operations.
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended
(in millions, except for per share data)	November 30, 2023	November 30, 2022
Operating income (U.S. GAAP)	$303	$362
Amortization of intangibles	6	8
Stock-based compensation expense and related charges	46	42
Restructuring, severance and related charges(1)	127	45
Net periodic benefit cost(2)	2	4
Costs from the divestiture of businesses	15	—
Adjustments to operating income	196	99
Core operating income (Non-GAAP)	$499	$461
Net income attributable to Jabil Inc. (U.S. GAAP)	$194	$223
Adjustments to operating income	196	99
Net periodic benefit cost(2)	(2)	(4)
Adjustments for taxes(3)	(45)	1
Core earnings (Non-GAAP)	$343	$319
Diluted earnings per share (U.S. GAAP)	$1.47	$1.61
Diluted core earnings per share (Non-GAAP)	$2.60	$2.31
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	132.1	138.0

(1)Charges recorded during the three months ended November 30, 2023, related to the 2024 Restructuring Plan. Charges recorded during the three months ended November 30, 2022, related to headcount reduction to further optimize our business activities.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(3)Tax adjustments for the three months ended November 30, 2023, were partially driven by an income tax benefit for the reversal of a non-U.S. unrecognized tax benefit due to audit closure.
Adjusted Free Cash Flow

	Three months ended
(in millions)	November 30, 2023	November 30, 2022
Net cash provided by operating activities (U.S. GAAP)	$448	$166
Acquisition of property, plant and equipment (“PP&E”)(1)	(288)	(314)
Proceeds and advances from sale of PP&E(1)	13	150
Adjusted free cash flow (Non-GAAP)	$173	$2

(1)Certain customers co-invest in PP&E with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognized the cash receipts in proceeds and advances from the sale of PP&E.
Acquisitions and Divestitures
Acquisitions
On November 1, 2023, we completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility assets was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $86 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $25 million were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price is considered preliminary pending final valuation for the Company. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
Divestitures
We announced on September 26, 2023 that, through our indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), we agreed to sell to an affiliate of BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), our product manufacturing business in Chengdu, including our supporting component manufacturing in Wuxi (the “Business”) for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments. On December 29, 2023, the closing date, we completed the sale.
As of November 30, 2023, and August 31, 2023, the assets and liabilities of the Business were classified as held for sale and the carrying value is less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group is necessary. For the three months ended November 30, 2023, depreciation and amortization expense for long-lived assets are not recorded while these assets are classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations and we continued to report the operating results for the Business in our Condensed Consolidated Statement of Operations in the DMS segment until the Closing Date.
Refer to Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for discussion.
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
Cash and Cash Equivalents
As of November 30, 2023, we had approximately $1.6 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of November 30, 2023 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2023	$497	$496	$593	$498	$495	$296	$—	$—	$2,875
Borrowings	—	—	—	—	—	—	395	—	395
Payments	—	—	—	—	—	—	(395)	—	(395)
Other	—	1	—	—	—	—	—	—	1
Balance as of November 30, 2023	$497	$497	$593	$498	$495	$296	$—	$—	$2,876
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2025 and Jan 22, 2027	Jul 31, 2026
Original Facility/ Maximum Capacity(1)	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$3.8 billion(1)	$1 million

.
(1)As of November 30, 2023, we had $3.8 billion in available unused borrowing capacity under our revolving credit facilities. The senior unsecured credit agreement dated as of January 22, 2020 and amended on February 10, 2023 (the “Credit Facility”) acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2023 and August 31, 2023, we were in compliance with our debt covenants. Refer to Note 4 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months ended November 30, 2023 and 2022 were not material. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2023.
The global asset-backed securitization program expires on November 25, 2024 and the maximum amount of net cash proceeds available at any one time is $600 million. During the three months ended November 30, 2023, we sold $1.0 billion of trade accounts receivable and we received cash proceeds of $1.0 billion. As of November 30, 2023, we had no available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2023 and August 31, 2023, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 5 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
As of November 30, 2023, we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time, at a discount, on an ongoing basis up to a: (i) maximum aggregate amount available of $2.3 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, and (iii) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program. The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.

During the three months ended November 30, 2023, we sold $2.0 billion of trade accounts receivable under these programs and we received cash proceeds of $2.0 billion. As of November 30, 2023, we had up to $1.4 billion in available liquidity under our trade accounts receivable sale programs.

Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Three months ended
	November 30, 2023	November 30, 2022
Net cash provided by operating activities	$448	$166
Net cash used in investing activities	(75)	(176)
Net cash used in financing activities	(620)	(241)
Effect of exchange rate changes on cash and cash equivalents	(7)	(10)
Net decrease in cash and cash equivalents	$(254)	$(261)
Operating Activities
Net cash provided by operating activities during the three months ended November 30, 2023, was primarily due to a decrease in non-cash expenses, net income, inventories, and an increase in accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities was partially offset by an increase in accounts receivable, in prepaid expenses and other current assets, and in contract assets. The decrease in inventories is primarily due to higher consumption of inventory to support sales during the quarter and improved working capital management. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in accounts receivable is primarily driven by the timing of collections. The increase in prepaid expenses and other current assets is primarily due to the timing of payments. The increase in contract assets is primarily due to timing of revenue recognition for the over time customers.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2023 consisted primarily of capital expenditures, principally to support ongoing business in the DMS and EMS segments and the acquisition of ProcureAbility, partially offset by proceeds from the planned divestiture of our mobility business and proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2023 was primarily due to (i) the repurchase of our common stock under our share repurchase authorization, (ii) payments for debt agreements (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
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
In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock. As part of the 2023 Share Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in September 2023 to repurchase $500 million of our common stock. During the first quarter of 2024, the ASR transaction was completed, and 3.9 million shares were delivered under the ASR agreement at an average price of $128.61. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume weighted average price of our common stock during the term of the agreement. As of November 30, 2023, 3.9 million shares had been repurchased for $500 million, excluding excise tax, and $2.0 billion remains available under the 2023 Share Repurchase Program approved in September 2023.
Contractual Obligations
As of the date of this report, there were no material changes outside the ordinary course of business, since August 31, 2023, to our contractual obligations and commitments and the related cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2023. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended November 30, 2023, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See the discussion in Note 17 - “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results, see Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended November 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
September 1, 2023 – September 30, 2023	—	$—	—	$2,500
October 1, 2023 – October 31, 2023	3,875,386	$128.39	3,349,358	$2,000
November 1, 2023 – November 30, 2023	538,380	$128.61	538,380	$2,000
Total	4,413,766	$128.42	3,887,738

(1)The purchases include amounts that are attributable to 526,028 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In September 2022, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on September 27, 2022 (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax. In September 2023, our Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock as publicly announced in a press release on September 28, 2023. As part of the 2023 Share Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in September 2023 to repurchase $500 million of our common stock. During the first quarter of 2024, the ASR transaction was completed, and 3.9 million shares were delivered under the ASR agreement at an average price of $128.61. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume weighted average price of our common stock during the term of the agreement.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the three months ended November 30, 2023, no director or executive officer of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-K	3.2	8/31/2022

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.5).	8-K	4.1	4/13/2023

4.4	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.6).	8-K	4.1	5/4/2022

4.5	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.6	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.7	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.8	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.9	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

10.1†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).

10.2†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).

10.3†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).

10.4†*	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Executive).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).

10.6†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash-Settled-NON-Employee Director).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2023 and August 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended November 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: January 9, 2024	By:	/s/ KENNETH S. WILSON
Kenneth S. Wilson Chief Executive Officer

Date: January 9, 2024	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer