Form 10-Q
period 2024-02-29
JABIL INC
filed 2024-04-05
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
1

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 28, 2024, there were 120,597,316 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	February 29, 2024 (Unaudited)	August 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,566	$1,804
Accounts receivable, net of allowance for credit losses	2,648	3,647
Contract assets	1,086	1,035
Inventories, net of reserve for excess and obsolete inventory	4,821	5,206
Prepaid expenses and other current assets	1,349	1,109
Assets held for sale	—	1,929
Total current assets	12,470	14,730
Property, plant and equipment, net of accumulated depreciation of $4,655 as of February 29, 2024 and $4,512 as of August 31, 2023	3,045	3,137
Operating lease right-of-use asset	363	367
Goodwill	656	621
Intangible assets, net of accumulated amortization	167	142
Deferred income taxes	131	159
Other assets	291	268
Total assets	$17,123	$19,424
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$—
Accounts payable	5,041	5,679
Accrued expenses	5,548	5,515
Current operating lease liabilities	102	104
Liabilities held for sale	—	1,397
Total current liabilities	10,691	12,695
Notes payable and long-term debt, less current installments	2,878	2,875
Other liabilities	374	319
Non-current operating lease liabilities	272	269
Income tax liabilities	110	131
Deferred income taxes	140	268
Total liabilities	14,465	16,557
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 276,057,643 and 273,949,811 shares issued and 122,440,607 and 131,294,422 shares outstanding as of February 29, 2024 and August 31, 2023, respectively	—	—
Additional paid-in capital	2,877	2,795
Retained earnings	5,512	4,412
Accumulated other comprehensive loss	(17)	(17)
Treasury stock at cost, 153,617,036 and 142,655,389 shares as of February 29, 2024 and August 31, 2023, respectively	(5,714)	(4,324)
Total Jabil Inc. stockholders’ equity	2,658	2,866
Noncontrolling interests	—	1
Total equity	2,658	2,867
Total liabilities and equity	$17,123	$19,424
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net revenue	$6,767	$8,134	$15,154	$17,769
Cost of revenue	6,137	7,473	13,749	16,365
Gross profit	630	661	1,405	1,404
Operating expenses:
Selling, general and administrative	308	285	622	604
Research and development	10	8	20	17
Amortization of intangibles	9	9	15	17
Restructuring, severance and related charges	70	—	197	45
Gain from the divestiture of businesses	(944)	—	(944)	—
Acquisition and divestiture related charges	46	—	61	—
Operating income	1,131	359	1,434	721
Other expense	22	17	43	32
Interest expense, net	47	55	94	103
Income before income tax	1,062	287	1,297	586
Income tax expense	135	80	176	156
Net income	927	207	1,121	430
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Net income attributable to Jabil Inc.	$927	$207	$1,121	$430
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$7.41	$1.55	$8.80	$3.21
Diluted	$7.31	$1.52	$8.66	$3.14
Weighted average shares outstanding:
Basic	125.2	133.6	127.4	134.2
Diluted	126.9	136.3	129.5	137.1

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net income	$927	$207	$1,121	$430
Other comprehensive (loss) income:
Change in foreign currency translation	(7)	14	(7)	18
Change in derivative instruments:
Change in fair value of derivatives	(1)	18	(4)	(7)
Adjustment for net (gains) losses realized and included in net income	(2)	1	14	44
Total change in derivative instruments	(3)	19	10	37
Actuarial loss	(2)	(2)	(5)	(5)
Prior service credit	1	—	2	1
Total other comprehensive (loss) income	(11)	31	—	51
Comprehensive income	$916	$238	$1,121	$481
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Jabil Inc.	$916	$238	$1,121	$481
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Total stockholders' equity, beginning balances	$2,536	$2,530	$2,867	$2,452
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	2,827	2,696	2,795	2,655
Shares issued under employee stock purchase plan	31	27	31	27
Purchase of noncontrolling interest	(2)	—	(2)	—
Treasury shares purchased	—	—	(13)	—
Recognition of stock-based compensation	21	19	66	60
Ending balances	2,877	2,742	2,877	2,742
Retained earnings:
Beginning balances	4,595	3,849	4,412	3,638
Declared dividends	(10)	(10)	(21)	(22)
Net income attributable to Jabil Inc.	927	207	1,121	430
Ending balances	5,512	4,046	5,512	4,046
Accumulated other comprehensive (loss) income:
Beginning balances	(6)	(22)	(17)	(42)
Total other comprehensive (loss) income	(11)	31	—	51
Ending balances	(17)	9	(17)	9
Treasury stock:
Beginning balances	(4,881)	(3,994)	(4,324)	(3,800)
Purchases of treasury stock under employee stock plans	—	(3)	(67)	(36)
Treasury shares purchased	(825)	(127)	(1,312)	(288)
Excise taxes related to treasury shares purchased	(8)	—	(11)	—
Ending balances	(5,714)	(4,124)	(5,714)	(4,124)
Noncontrolling interests:
Beginning balances	1	1	1	1
Net income attributable to noncontrolling interests	—	—	—	—
Purchase of noncontrolling interest	(1)	—	(1)	—
Ending balances	—	1	—	1
Total stockholders' equity, ending balances	$2,658	$2,674	$2,658	$2,674

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended
	February 29, 2024	February 28, 2023
Cash flows provided by operating activities:
Net income	$1,121	$430
Depreciation, amortization, and other, net	356	514
Gain from the divestiture of businesses	(944)	—
Change in operating assets and liabilities, exclusive of net assets acquired	133	(364)
Net cash provided by operating activities	666	580
Cash flows provided by (used in) investing activities:
Acquisition of property, plant and equipment	(554)	(637)
Proceeds and advances from sale of property, plant and equipment	109	169
Cash paid for business and intangible asset acquisitions, net of cash	(93)	—
Proceeds from the divestiture of businesses, net of cash	2,108	—
Other, net	(12)	(16)
Net cash provided by (used in) investing activities	1,558	(484)
Cash flows used in financing activities:
Borrowings under debt agreements	1,799	2,021
Payments toward debt agreements	(1,866)	(2,070)
Payments to acquire treasury stock	(1,325)	(288)
Dividends paid to stockholders	(22)	(23)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	31	27
Treasury stock minimum tax withholding related to vesting of restricted stock	(67)	(36)
Other, net	(5)	(2)
Net cash used in financing activities	(1,455)	(371)
Effect of exchange rate changes on cash and cash equivalents	(7)	(3)
Net increase (decrease) in cash and cash equivalents	762	(278)
Cash and cash equivalents at beginning of period	1,804	1,478
Cash and cash equivalents at end of period	$2,566	$1,200
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2023. Results for the six months ended February 29, 2024 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2024.
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
As of February 29, 2024, the Company may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time, at a discount, on an ongoing basis up to a: (i) maximum aggregate amount available of $2.1 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, (iii) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program, and (iv) maximum amount available of 1.4 billion CNY under one trade accounts receivable sale program. The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
In April 2024, the Company terminated its $700 million trade accounts receivable sale program which was set to expire on December 5, 2025 and entered into a new trade accounts receivable sale program with a maximum amount available of $200 million.
The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the trade accounts receivable sale programs. Servicing fees related to the trade accounts receivable sale programs recognized during the three months and six months ended February 29, 2024 and February 28, 2023 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Trade accounts receivable sold(1)	$1,818	$2,922	$3,854	$6,450
Cash proceeds received	$1,809	$2,914	$3,834	$6,432
Pre-tax losses on sale of receivables(2)	$9	$8	$20	$18

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.

3. Inventories
Inventories consist of the following (in millions):

	February 29, 2024	August 31, 2023(1)
Raw materials	$4,445	$4,804
Work in process	232	217
Finished goods	198	243
Reserve for excess and obsolete inventory	(54)	(58)
Inventories, net	$4,821	$5,206

(1)Excludes $559 million of inventories, net classified as held for sale as of August 31, 2023. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
4. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of February 29, 2024 and August 31, 2023 are summarized below (in millions):

	Maturity Date	February 29, 2024	August 31, 2023
3.950% Senior Notes	Jan 12, 2028	498	497
3.600% Senior Notes	Jan 15, 2030	497	496
3.000% Senior Notes	Jan 15, 2031	593	593
1.700% Senior Notes	Apr 15, 2026	498	498
4.250% Senior Notes	May 15, 2027	496	495
5.450% Senior Notes	Feb 1, 2029	296	296
Borrowings under credit facilities(1)(2)	Jan 22, 2026 and Jan 22, 2028	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,878	2,875
Less current installments of notes payable and long-term debt		—	—
Notes payable and long-term debt, less current installments		$2,878	$2,875

(1)On February 23, 2024, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the Company’s three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the Company’s five-year revolving credit facility (the “Five-Year Revolving Credit Facility”) and (ii) extended the termination date of the Three-Year Revolving Credit Facility (with respect to the available commitments of the extending lenders) to January 22, 2026, and of the Five-Year Revolving Credit Facility (with respect to the available commitments of the extending lenders) to January 22, 2028, in each case subject to an additional one-year extension at the option of the Company.
(2)As of February 29, 2024, the Company has $3.9 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of February 29, 2024 and August 31, 2023, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months and six months ended February 29, 2024 and February 28, 2023 were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 29, 2024.
The global asset-backed securitization program expires on November 25, 2024. Effective February 20, 2024, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $600 million to $700 million. As of February 29, 2024, the Company had up to $15 million in available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Trade accounts receivable sold(1)	$968	$998	$1,957	$2,064
Cash proceeds received(2)	$955	$989	$1,934	$2,047
Pre-tax losses on sale of receivables(3)	$13	$9	$23	$17

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
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of February 29, 2024 and August 31, 2023, the Company was in compliance with all covenants under the global asset-backed securitization program.

6. Accrued Expenses
Accrued expenses consist of the following (in millions):

	February 29, 2024	August 31, 2023(2)
Inventory deposits	$1,699	$1,839
Contract liabilities(1)	976	886
Accrued compensation and employee benefits	573	743
Other accrued expenses	2,300	2,047
Accrued expenses	$5,548	$5,515

(1)Revenue recognized during the three months and six months ended February 29, 2024 that was included in the contract liability balance as of August 31, 2023 was $114 million and $275 million, respectively. Revenue recognized during the three months and six months ended February 28, 2023 that was included in the contract liability balance as of August 31, 2022 was $115 million and $254 million, respectively.
(2)Excludes $364 million of accrued expenses classified as held for sale as of August 31, 2023. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
7. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and six months ended February 29, 2024 and February 28, 2023 (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Service cost(1)	$5	$4	$10	$8
Interest cost(2)	3	3	6	6
Expected long-term return on plan assets(2)	(5)	(3)	(9)	(8)
Recognized actuarial gain(2)	(1)	(2)	(3)	(4)
Amortization of actuarial gain(2)(3)	(1)	(2)	(2)	(3)
Amortization of prior service cost(2)	1	1	2	2
Net periodic benefit cost	$2	$1	$4	$1

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $167 million and $491 million as of February 29, 2024 and August 31, 2023, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2024 and November 30, 2024.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of February 29, 2024 and August 31, 2023, was $2.4 billion and $4.0 billion, respectively.
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
In addition, the Company has entered into forward foreign currency exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount outstanding of net investment hedges are as follows (in millions):

Maturity date	February 29, 2024	August 31, 2023
September 2023	$—	$34
October 2023	—	96
January 2024	—	96
April 2024	103	68
July 2024	178	102
October 2024	96	—
Total	$377	$396
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
The following table presents the net (losses) gains from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Loss) Gain on Derivatives Recognized in Net Income	Amount of (Loss) Gain Recognized in Net Income on Derivatives
		Three months ended		Six months ended
		February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Forward foreign exchange contracts(1)	Cost of revenue	$(11)	$30	$7	$(16)

(1)For the three months ended February 29, 2024, the Company recognized $3 million of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts. For the six months ended February 29, 2024, the Company recognized $35 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. For the three months ended February 28, 2023, the Company recognized $53 million of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. For the six months ended February 28, 2023, the Company recognized $4 million of foreign currency losses in cost of revenue, in addition to losses from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of February 29, 2024, there are no outstanding interest rate swaps.

9. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the six months ended February 29, 2024 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2023	$(59)	$(4)	$14	$46	$(14)	$(17)
Other comprehensive loss before reclassifications	(1)	—	(4)	—	—	(5)
Amounts reclassified from AOCI	(2)	(4)	14	(5)	2	5
Other comprehensive (loss) income(1)	(3)	(4)	10	(5)	2	—
Balance as of February 29, 2024	$(62)	$(8)	$24	$41	$(12)	$(17)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended		Six months ended
Comprehensive Income Components	Financial Statement Line Item	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Realized gains on foreign currency translation	Gain from the divestiture of businesses	$(2)	$—	$(2)	$—
Realized gains on net investment hedges	Gain from the divestiture of businesses	(4)	—	(4)	—
Realized (gains) losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	(2)	1	15	44
Interest rate contracts	Interest expense, net	—	—	(1)	—
Realized (gains) losses on pension and postretirement plans:
Actuarial gains	(2)	(2)	(4)	(5)	(7)
Prior service costs	(2)	1	1	2	2
Total amounts reclassified from AOCI(3)		$(9)	$(2)	$5	$39

(1)The Company expects to reclassify $2 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 7 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months and six months ended February 29, 2024 and February 28, 2023.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Restricted stock units	$18	$16	$60	$54
Employee stock purchase plan	5	4	9	8
Total	$23	$20	$69	$62
As of February 29, 2024, the shares available to be issued under the 2021 Equity Incentive Plan were 7,813,996.

Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 29, 2024 and February 28, 2023, the Company awarded approximately 0.4 million and 0.9 million time-based restricted stock units, respectively, 0.1 million and 0.2 million performance-based restricted stock units, respectively, and 0.1 million and 0.2 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

February 29, 2024
Unrecognized stock-based compensation expense – restricted stock units	$67
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Common stock outstanding:
Beginning balances	128,647,431	134,231,300	131,294,422	135,493,980
Shares issued under employee stock purchase plan	338,316	629,336	338,316	629,336
Vesting of restricted stock	2,741	148,718	1,769,516	2,010,396
Purchases of treasury stock under employee stock plans	(795)	(47,242)	(526,823)	(570,649)
Treasury shares purchased(1)(2)	(6,547,086)	(1,723,744)	(10,434,824)	(4,324,695)
Ending balances	122,440,607	133,238,368	122,440,607	133,238,368

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remained under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of the Company’s common stock. As part of the amended 2023 Share Repurchase Program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a bank in September 2023 to repurchase $500 million of the Company’s common stock. During the first quarter of 2024, the ASR transaction was completed, and 3.9 million shares were delivered under the ASR agreement at an average price of $128.61. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume weighted average price of the Company’s common stock during the term of the agreement. As of February 29, 2024, 10.4 million shares had been repurchased for $1.3 billion, excluding excise tax, and $1.2 billion remains available under the amended 2023 Share Repurchase Program.
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the six months ended February 29, 2024, the Company’s five largest customers accounted for approximately 39% of its net revenue and 82 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments. The DMS segment included the results of the Company’s mobility business prior to the closing of its sale on December 29, 2023.
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

The following table sets forth operating segment information (in millions):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Segment income and reconciliation of income before income tax
EMS	$145	$205	$310	$403
DMS	193	186	527	449
Total segment income	$338	$391	$837	$852
Reconciling items:
Amortization of intangibles	(9)	(9)	(15)	(17)
Stock-based compensation expense and related charges	(23)	(20)	(69)	(62)
Restructuring, severance and related charges	(70)	—	(197)	(45)
Gain from the divestiture of businesses	944	—	944	—
Acquisition and divestiture related charges	(46)	—	(61)	—
Other expense (net of periodic benefit cost)	(25)	(20)	(48)	(39)
Interest expense, net	(47)	(55)	(94)	(103)
Income before income tax	$1,062	$287	$1,297	$586
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	February 29, 2024			February 28, 2023
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,206	$773	$1,979	$1,267	$1,416	$2,683
Over time	2,125	2,663	4,788	2,784	2,667	5,451
Total	$3,331	$3,436	$6,767	$4,051	$4,083	$8,134

	Six months ended
	February 29, 2024			February 28, 2023
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$2,301	$2,787	$5,088	$2,805	$3,696	$6,501
Over time	4,622	5,444	10,066	5,792	5,476	11,268
Total	$6,923	$8,231	$15,154	$8,597	$9,172	$17,769

The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Foreign source revenue	82.5%	84.0%	84.7%	85.0%
12. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended		Six months ended
	February 29, 2024(1)	February 28, 2023(2)	February 29, 2024(1)	February 28, 2023(2)
Employee severance and benefit costs	$28	$(4)	$123	$36
Lease costs	1	—	1	—
Asset write-off costs	33	4	55	5
Other costs	8	—	18	4
Total restructuring, severance and related charges(3)	$70	$—	$197	$45

(1)Primarily relates to the 2024 Restructuring Plan.
(2)Primarily relates to headcount reduction to further optimize the Company’s business activities.
(3)Includes $11 million and $0 million recorded in the EMS segment, $35 million and $0 million recorded in the DMS segment and $24 million and $0 million of non-allocated charges for the three months ended February 29, 2024 and February 28, 2023, respectively. Includes $40 million and $4 million recorded in the EMS segment, $114 million and $33 million recorded in the DMS segment and $43 million and $8 million of non-allocated charges for the six months ended February 29, 2024 and February 28, 2023, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
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
The Company currently expects to recognize approximately $300 million in pre-tax restructuring and other related costs over the course of the Company’s 2024 fiscal year. The restructuring and other related charges are expected to include $150 million to $180 million of employee severance and benefit costs; $80 million to $120 million of asset write-off costs; and $30 million to $40 million of contract termination costs and other related costs. The amount and timing of the actual charges may vary due to a variety of factors, including the finalization of timetables for the transition of functions, consultation with employees and their representatives, as well as the impact of jurisdictional statutory severance requirements. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2023	$—	$—	$—	$—	$—
Restructuring related charges	123	1	55	18	197
Asset write-off charge and other non-cash activity	—	—	(55)	(5)	(60)
Cash payments	(57)	(1)	—	(4)	(62)
Balance as of February 29, 2024	$66	$—	$—	$9	$75

13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	12.7%	27.6%	13.6%	26.6%
The effective income tax rate differed for the three months and six months ended February 29, 2024, compared to the three months and six months ended February 28, 2023, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges and (ii) the gain from the divestiture of the mobility business and corresponding $58 million of income tax expense during the three months ended February 29, 2024.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and six months ended February 29, 2024 and February 28, 2023, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam, and (iv) the gain from the divestiture of the mobility business and corresponding $58 million of income tax expense during the three months ended February 29, 2024.
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

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Restricted stock units	293.5	363.7	309.5	363.7
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 29, 2024 and February 28, 2023 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2024:	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023
	January 25, 2024	$0.08	$10	February 15, 2024	March 4, 2024
Fiscal Year 2023:	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
	January 26, 2023	$0.08	$10	February 15, 2023	March 2, 2023

15. Business Acquisitions and Divestitures
Acquisitions
On November 1, 2023, the Company completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The allocation of the purchase price is considered preliminary pending final valuation for the Company. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
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
As of August 31, 2023, the Company determined the Business met the criteria to be classified as held for sale. Accordingly, the Company presented the assets and liabilities of the Business as held for sale in the Condensed Consolidated Balance Sheets as of November 30, 2023 and August 31, 2023. Assets and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations and the Company continued to report the operating results for the Business in the Company’s Condensed Consolidated Statement of Operations in the DMS segment until the Closing Date.
On December 29, 2023 (the “Closing Date”), the Company completed the sale. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of fiscal year 2024. In addition, the Company agreed to indemnify the Purchaser from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $46 million and $61 million during the three months and six months ended February 29, 2024, respectively, which are included in continuing operations in the Company’s Condensed Consolidated Statement of Operations.
The Company performs a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In connection with the preparation of the Company’s financial statements for the quarter ended February 29, 2024, the Company completed an impairment analysis for goodwill recorded within the reporting unit impacted by the divestiture of the Business. The quantitative assessment was used, and the Company determined that it is more likely than not that the fair value of the impacted reporting unit is in excess of the carrying value and that no impairment existed subsequent to the closing of the Business. The Company allocated goodwill to the disposal group based on the relative fair value of the Business as compared to the impacted reporting unit.
In the second quarter of fiscal year 2024 and in connection with the divestiture of the Business, the Company made a strategic decision that the indefinite-lived (“Green Point”) trade name of $51 million acquired during the acquisition of Green Point should no longer be classified as an indefinite-lived intangible asset. Accordingly, prior to reclassifying the trade name to a finite-lived intangible asset, the Company completed a quantitative assessment for impairment and determined the fair value of the asset exceeded the carrying value. As such, the trade name was assigned a two-year estimated useful life and is being amortized on a straight-line basis as of the Closing Date.

16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		February 29, 2024	August 31, 2023
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$572	$—
Prepaid expenses and other current assets:
Short-term investments	Level 1		26	25
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	9	4
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	12	20
Net investment hedges:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	7	9
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	$7	$17
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	8	64
Net investment hedges:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	1	1

(1)Consist of time deposits that are readily convertible to cash with original maturities of 90 days or less.
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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			February 29, 2024		August 31, 2023
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 4)
3.950% Senior Notes	Level 2	(1)	$498	$473	$497	$468
3.600% Senior Notes	Level 2	(1)	$497	$451	$496	$448
3.000% Senior Notes	Level 2	(1)	$593	$512	$593	$502
1.700% Senior Notes	Level 2	(1)	$498	$463	$498	$452
4.250% Senior Notes	Level 2	(1)	$496	$483	$495	$478
5.450% Senior Notes	Level 2	(1)	$296	$300	$296	$297

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, India, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 82.5% and 84.7%, of net revenue from our international operations for the three months and six months ended February 29, 2024, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
On December 29, 2023 (the “Closing Date”), we completed the sale of our product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi (the “Business”) for pre-tax cash proceeds of approximately $2.2 billion, subject to certain post-closing adjustments. The sale of the Business represented the divestiture of our mobility business.
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of February 29, 2024 contained herein.

Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Net revenue	$6,767	$8,134	$15,154	$17,769
Gross profit	$630	$661	$1,405	$1,404
Operating income	$1,131	$359	$1,434	$721
Net income attributable to Jabil Inc.	$927	$207	$1,121	$430
Earnings per share – basic	$7.41	$1.55	$8.80	$3.21
Earnings per share – diluted	$7.31	$1.52	$8.66	$3.14
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 29, 2024	November 30, 2023(1)	February 28, 2023
Sales cycle(2)	48 days	42 days	50 days
Inventory turns (annualized)(3)	4 turns	5 turns	4 turns
Days in accounts receivable(4)	35 days	43 days	41 days
Days in inventory(5)	87 days	78 days	93 days
Days in accounts payable(6)	74 days	78 days	84 days

(1)The calculation of these key performance indicators includes assets and liabilities held for sale for the three months ended November 30, 2023.
(2)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(3)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(4)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended February 29, 2024, the decrease in days in accounts receivable from the prior sequential quarter and the three months ended February 28, 2023, was primarily due to the timing of collections.
(5)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended February 29, 2024, the increase in days in inventory from the prior sequential quarter was primarily driven by the timing of sales. During the three months ended February 29, 2024, the decrease in days in inventory from the three months ended February 28, 2023, was primarily driven by improved working capital management.
(6)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended February 29, 2024, the decrease in days in accounts payable from the prior sequential quarter was primarily due to timing of purchases and cash payments during the quarter. During the three months ended February 29, 2024, the decrease in days in accounts payable from the three months ended February 28, 2023, was primarily driven by improved working capital management.

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

	Three months ended			Six months ended
(dollars in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Net revenue	$6,767	$8,134	(16.8)%	$15,154	$17,769	(14.7)%

Net revenue decreased during the three months ended February 29, 2024, compared to the three months ended February 28, 2023. Specifically, the EMS segment net revenue decreased 18% primarily due to: (i) a 12% decrease in revenues from existing customers primarily within our 5G and wireless business, and the continued transitioning to a customer-controlled consignment model in our cloud business during fiscal year 2024, (ii) a 5% decrease in revenues from existing customers within our digital print and retail business, and (iii) a 4% decrease in revenues from existing customers within our industrial and semi-capital equipment business. The decrease is partially offset by a 3% increase in revenues from existing customers within our networking and storage business. The DMS segment net revenue decreased 16% due to: (i) a 17% decrease primarily driven by the divestiture of our mobility business and (ii) a 2% decrease in revenues from existing customers within our connected devices business. The decrease is partially offset by a 3% increase in revenues from existing customers within our automotive and transportation business.
Net revenue decreased during the six months ended February 29, 2024, compared to the six months ended February 28, 2023. Specifically, the EMS segment net revenue decreased 20% primarily due to: (i) a 12% decrease in revenues from existing customers within our 5G, wireless and cloud business, primarily driven by the continued transitioning to a customer-controlled consignment model in our cloud business during fiscal year 2024, (ii) a 6% decrease in revenues from existing customers within our digital print and retail business, and (iii) a 3% decrease in revenues from existing customers within our industrial and semi-capital equipment business. The decrease is partially offset by a 1% increase in revenues from existing customers within our networking and storage business. The DMS segment net revenue decreased 10% due to: (i) a 9% decrease primarily driven by the divestiture of our mobility business and (ii) a 4% decrease in revenues from existing customers within our connected devices business. The decrease is partially offset by a 3% increase in revenues from existing customers within our automotive and transportation business.

On September 26, 2023, we announced the signing of a definitive agreement to divest our mobility business to an affiliate of BYD Electronic (International) Company Limited (“BYDE”) in a cash transaction valued at approximately $2.2 billion, subject to certain customary purchase price adjustments. On December 29, 2023, the Closing Date, we completed the sale. See Note 15 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
EMS	49%	50%	46%	48%
DMS	51%	50%	54%	52%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Foreign source revenue	82.5%	84.0%	84.7%	85.0%
Gross Profit

	Three months ended		Six months ended
(dollars in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Gross profit	$630	$661	$1,405	$1,404
Percent of net revenue	9.3%	8.1%	9.3%	7.9%
Gross profit as a percentage of net revenue increased for the three months and six months ended February 29, 2024, compared to the three months and six months ended February 28, 2023, primarily due to depreciation and amortization for long-lived assets related to the mobility divestiture no longer being recorded while these assets were classified as held for sale and product mix.
Selling, General and Administrative

	Three months ended			Six months ended
(in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Selling, general and administrative	$308	$285	$23	$622	$604	$18
Selling, general and administrative expenses increased during the three months ended February 29, 2024, compared to the three months ended February 28, 2023. The increase is primarily due to a $19 million increase in salary and salary related expenses.
Selling, general and administrative expenses increased during the six months ended February 29, 2024, compared to the six months ended February 28, 2023. The increase is primarily due to a $13 million increase in salary and salary related expenses.
Research and Development

	Three months ended		Six months ended
(dollars in millions)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Research and development	$10	$8	$20	$17
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and six months ended February 29, 2024, compared to the three months and six months ended February 28, 2023.

Amortization of Intangibles

	Three months ended			Six months ended
(in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Amortization of intangibles	$9	$9	$—	$15	$17	$(2)
Amortization of intangibles remained relatively consistent during the three months and six months ended February 29, 2024, compared to the three months and six months ended February 28, 2023.
Restructuring, Severance and Related Charges

	Three months ended			Six months ended
(in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Restructuring, severance and related charges	$70	$—	$70	$197	$45	$152
Restructuring, severance and related charges increased during the three months and six months ended February 29, 2024, compared to the three months and six months ended February 28, 2023, primarily due to charges related to the 2024 Restructuring Plan.
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
Based on the analysis done to date, we currently expect to recognize approximately $300 million in pre-tax restructuring and other related costs over the course of our 2024 fiscal year. The restructuring and other related charges are expected to include $150 million to $180 million of employee severance and benefit costs; $80 million to $120 million of asset write-off costs; and $30 million to $40 million of contract termination costs and other related costs. The charges relating to the 2024 Restructuring Plan are currently expected to result in net cash expenditures of approximately $200 million that will be payable over the course of our fiscal years 2024 and 2025. The exact timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. The amount and timing of the actual charges may vary due to a variety of factors, including the finalization of timetables for the transition of functions, consultation with employees and their representatives, as well as the impact of jurisdictional statutory severance requirements. Our estimates for the charges discussed above exclude any potential income tax effects.
See Note 12 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges.
Gain from the Divestiture of Businesses

	Three months ended			Six months ended
(in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Gain from the divestiture of businesses	$(944)	$—	$(944)	$(944)	$—	$(944)
In the second quarter of fiscal year 2024, we completed the divestiture of our mobility business. As a result of the transaction, we recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of fiscal year 2024.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.

Acquisition and Divestiture Related Charges

	Three months ended			Six months ended
(in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Acquisition and divestiture related charges	$46	$—	$46	$61	$—	$61
Acquisition and divestiture related charges increased during the three months and six months ended February 29, 2024, related to transaction and disposal costs incurred in connection with the divestiture of our mobility business.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Other Expense

	Three months ended			Six months ended
(in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Other expense	$22	$17	$5	$43	$32	$11
The change in other expense during the three months and six months February 29, 2024, compared to the three months and six months February 28, 2023, is primarily due to an increase in fees due to higher interest rates on our trade accounts receivable sales programs and global asset-backed securitization programs.
Interest Expense, Net

	Three months ended			Six months ended
(in millions)	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Interest expense, net	$47	$55	$(8)	$94	$103	$(9)
Interest expense, net decreased during the three months and six months ended February 29, 2024, compared to the three months and six months ended February 28, 2023, primarily due to lower borrowings on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended			Six months ended
	February 29, 2024	February 28, 2023	Change	February 29, 2024	February 28, 2023	Change
Effective income tax rate	12.7%	27.6%	(14.9)%	13.6%	26.6%	(13.0)%
The effective income tax rate differed for the three months and six months ended February 29, 2024, compared to the three months and six months ended February 28, 2023, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges and (ii) the gain from the divestiture of the mobility business and corresponding $58 million of income tax expense during the three months ended February 29, 2024.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Six months ended
(in millions, except for per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Operating income (U.S. GAAP)	$1,131	$359	$1,434	$721
Amortization of intangibles	9	9	15	17
Stock-based compensation expense and related charges	23	20	69	62
Restructuring, severance and related charges(1)	70	—	197	45
Net periodic benefit cost(2)	3	3	5	7
Gain from the divestiture of businesses(3)	(944)	—	(944)	—
Acquisition and divestiture related charges(3)	46	—	61	—
Adjustments to operating income	(793)	32	(597)	131
Core operating income (Non-GAAP)	$338	$391	$837	$852
Net income attributable to Jabil Inc. (U.S. GAAP)	$927	$207	$1,121	$430
Adjustments to operating income	(793)	32	(597)	131
Net periodic benefit cost(2)	(3)	(3)	(5)	(7)
Adjustments for taxes(4)	82	20	37	21
Core earnings (Non-GAAP)	$213	$256	$556	$575
Diluted earnings per share (U.S. GAAP)	$7.31	$1.52	$8.66	$3.14
Diluted core earnings per share (Non-GAAP)	$1.68	$1.88	$4.30	$4.19
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	126.9	136.3	129.5	137.1

(1)Charges recorded during the three months and six months ended February 29, 2024, related to the 2024 Restructuring Plan. Charges recorded during the three months and six months ended February 28, 2023, related to headcount reduction to further optimize our business activities.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(3)We completed the divestiture of our mobility business and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of fiscal year 2024. We incurred transaction and disposal costs in connection with the sale of approximately $46 million and $61 million during the three months and six months ended February 29, 2024, respectively.
(4)Tax adjustments for the three months and six months ended February 29, 2024, were partially driven by an income tax expense associated with the divestiture of the mobility business.
Adjusted Free Cash Flow

	Six months ended
(in millions)	February 29, 2024	February 28, 2023
Net cash provided by operating activities (U.S. GAAP)	$666	$580
Acquisition of property, plant and equipment (“PP&E”)(1)	(554)	(637)
Proceeds and advances from sale of PP&E(1)	109	169
Adjusted free cash flow (Non-GAAP)	$221	$112

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
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
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
As of August 31, 2023, we determined the Business met the criteria to be classified as held for sale. Accordingly, we presented the assets and liabilities of the Business as held for sale in the Consolidated Balance Sheets as of November 30, 2023 and August 31, 2023. Asset and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations and we continued to report the operating results for the Business in the Condensed Consolidated Statement of Operations in the DMS segment until the Closing Date.
On December 29, 2023, the Closing Date, we completed the sale. As a result of the transaction, we derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $944 million, subject to post-closing adjustments, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of fiscal year 2024. In addition, we agreed to indemnify the Purchaser from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We incurred transaction and disposal costs in connection with the sale of approximately $46 million and $61 million during the three months and six months ended February 29, 2024, respectively, which are included in continuing operations in the Condensed Consolidated Statement of Operations.
We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In connection with the preparation of the Company’s financial statements for the quarter ended February 29, 2024, we completed an impairment analysis for goodwill recorded within the reporting unit impacted by the divestiture of the Business. The quantitative assessment was used, and we determined that it is more likely than not that the fair value of the impacted reporting unit is in excess of the carrying value and that no impairment existed subsequent to the closing of the Business. We allocated goodwill to the disposal group based on the relative fair value of the Business as compared to the impacted reporting unit.
In the second quarter of fiscal year 2024 and in connection with the divestiture of the Business, we made a strategic decision that the indefinite-lived (“Green Point”) trade name of $51 million acquired during the acquisition of Green Point should no longer be classified as an indefinite-lived intangible asset. Accordingly, prior to reclassifying the trade name to a finite-lived intangible asset, we completed a quantitative assessment for impairment and determined the fair value of the asset exceeded the carrying value. As such, the trade name was assigned a two-year estimated useful life and is being amortized on a straight-line basis as of the Closing Date.
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
Cash and Cash Equivalents
As of February 29, 2024, we had approximately $2.6 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of February 29, 2024 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2023	$497	$496	$593	$498	$495	$296	$—	$—	$2,875
Borrowings	—	—	—	—	—	—	1,799	—	1,799
Payments	—	—	—	—	—	—	(1,799)	—	(1,799)
Other	1	1	—	—	1	—	—	—	3
Balance as of February 29, 2024	$498	$497	$593	$498	$496	$296	$—	$—	$2,878
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2026 and Jan 22, 2028	Jul 31, 2026
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$3.9 billion(2)	$1 million

(1)On February 23, 2024, we entered into an amendment (the “Amendment”) to our senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the five-year revolving credit facility (the “Five-Year Revolving Credit Facility”) and (ii) extended the termination date of the Three-Year Revolving Credit Facility (with respect to the available commitments of the extending lenders) to January 22, 2026, and of the Five-Year Revolving Credit Facility (with respect to the available commitments of the extending lenders) to January 22, 2028, in each case subject to an additional one-year extension at the option of the Company.
(2)As of February 29, 2024, we had $3.9 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 29, 2024 and August 31, 2023, we were in compliance with our debt covenants. Refer to Note 4 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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
We continue servicing the receivables sold and in exchange receive a servicing fee under the global asset-backed securitization program. Servicing fees related to the global asset-backed securitization program recognized during the three months and six months ended February 29, 2024 and February 28, 2023 were not material. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 29, 2024.
The global asset-backed securitization program expires on November 25, 2024. Effective February 20, 2024, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $600 million to $700 million. During the three months and six months ended February 29, 2024, we sold $1.0 billion and $2.0 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.0 billion and $1.9 billion, respectively. As of February 29, 2024, we had up to $15 million in available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of February 29, 2024 and August 31, 2023, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 5 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
As of February 29, 2024, we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time, at a discount, on an ongoing basis up to a: (i) maximum aggregate amount available of $2.1 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, (iii) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program, and (iv) maximum amount available of 1.4 billion CNY under one trade accounts receivable sale program. The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
In April 2024, we terminated our $700 million trade accounts receivable sale program which was set to expire on December 5, 2025 and entered into a new trade accounts receivable sale program with a maximum amount available of $200 million.
During the three months and six months ended February 29, 2024, we sold $1.8 billion and $3.9 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $1.8 billion and $3.8 billion, respectively. As of February 29, 2024, we had up to $1.0 billion in available liquidity under our trade accounts receivable sale programs.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Six months ended
	February 29, 2024	February 28, 2023
Net cash provided by operating activities	$666	$580
Net cash provided by (used in) investing activities	1,558	(484)
Net cash used in financing activities	(1,455)	(371)
Effect of exchange rate changes on cash and cash equivalents	(7)	(3)
Net increase (decrease) in cash and cash equivalents	$762	$(278)

Operating Activities
Net cash provided by operating activities during the six months ended February 29, 2024, was primarily due to a decrease in accounts receivable and inventories and non-cash expenses and net income. Net cash provided by operating activities was partially offset by a decrease in accounts payable, accrued expense and other liabilities and an increase in prepaid expenses and other current assets, and in contract assets. The decrease in accounts receivable is primarily driven by the timing of collections. The decrease in inventories is primarily due to higher consumption of inventory to support sales and improved working capital management. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily due to the timing of payments. The increase in contract assets is primarily due to timing of revenue recognition for the over time customers.
Investing Activities
Net cash provided by investing activities during the six months ended February 29, 2024 consisted primarily of proceeds from the divestiture of our mobility business and proceeds and advances from the sale of property, plant and equipment, partially offset by capital expenditures, principally to support ongoing business in the DMS and EMS segments and the acquisition of ProcureAbility and certain assets of Motorola Solutions Video Manufacturing.
Financing Activities
Net cash used in financing activities during the six months ended February 29, 2024 was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
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
In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock. As part of the amended 2023 Share Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in September 2023 to repurchase $500 million of our common stock. During the first quarter of 2024, the ASR transaction was completed, and 3.9 million shares were delivered under the ASR agreement at an average price of $128.61. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume weighted average price of our common stock during the term of the agreement. As of February 29, 2024, 10.4 million shares had been repurchased for $1.3 billion, excluding excise tax, and $1.2 billion remains available under the amended 2023 Share Repurchase Program.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 29, 2024. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended February 29, 2024, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended February 29, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
December 1, 2023 – December 31, 2023	1,101,820	$117.26	1,101,820	$1,871
January 1, 2024 – January 31, 2024	4,845,608	$126.94	4,844,813	$1,256
February 1, 2024 – February 29, 2024	600,453	$133.54	600,453	$1,176
Total	6,547,881	$125.91	6,547,086

(1)The purchases include amounts that are attributable to 795 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
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
On January 15, 2024, Mr. Kenneth Wilson, our Chief Executive Officer and Director ("Seller"), entered into a Rule 10b5-1 Trading Plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The Plan terminates on the earlier to occur of (i) the close of trading on December 31, 2025, (ii) promptly after termination of the Plan by Seller, (iii) determination by a party that the Plan does not comply with Rule 10b5-1, (iv) promptly after the broker is notified of the death, dissolution, bankruptcy or insolvency of Seller, (v) immediately if stock is not delivered as required under the Plan or (vi) the date that the aggregate number of shares of stock sold under the Plan reaches 32,440.

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

10.1
Amendment No. 3 to Credit Agreement dated as of February 23, 2024 among Jabil Inc.; the lenders named therein; Citibank, N.A., as administrative agent; Sumitomo Mitsui Banking Corporation and Citibank, N.A., as sustainability agents; JPMorgan Chase Bank, N.A. and Bank of America, N.A., as co-syndication agents; BNP Paribas, Credit Agricole Corporate and Investment Bank, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as documentation agents; and Citibank, N.A., JPMorgan Chase Bank, N.A., BofA Securities, Inc., BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as joint lead arrangers and joint bookrunners.
		8-K	10.1	2/26/2024

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 29, 2024 and August 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2024 and February 28, 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended February 29, 2024 and February 28, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended February 29, 2024 and February 28, 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended February 29, 2024 and February 28, 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: April 5, 2024	By:	/s/ KENNETH S. WILSON
Kenneth S. Wilson Chief Executive Officer

Date: April 5, 2024	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Financial Officer