Form 10-Q
period 2024-05-31
JABIL INC
filed 2024-07-09
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 2, 2024, there were 113,445,192 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	May 31, 2024 (Unaudited)	August 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,457	$1,804
Accounts receivable, net of allowance for credit losses	3,382	3,647
Contract assets	1,121	1,035
Inventories, net of reserve for excess and obsolete inventory	4,439	5,206
Prepaid expenses and other current assets	1,494	1,109
Assets held for sale	—	1,929
Total current assets	12,893	14,730
Property, plant and equipment, net of accumulated depreciation of $4,668 as of May 31, 2024 and $4,512 as of August 31, 2023	2,963	3,137
Operating lease right-of-use asset	366	367
Goodwill	655	621
Intangible assets, net of accumulated amortization	155	142
Deferred income taxes	129	159
Other assets	288	268
Total assets	$17,449	$19,424
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$—
Accounts payable	5,398	5,679
Accrued expenses	5,929	5,515
Current operating lease liabilities	96	104
Liabilities held for sale	—	1,397
Total current liabilities	11,423	12,695
Notes payable and long-term debt, less current installments	2,879	2,875
Other liabilities	331	319
Non-current operating lease liabilities	285	269
Income tax liabilities	112	131
Deferred income taxes	143	268
Total liabilities	15,173	16,557
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 276,079,193 and 273,949,811 shares issued and 118,720,679 and 131,294,422 shares outstanding as of May 31, 2024 and August 31, 2023, respectively	—	—
Additional paid-in capital	2,881	2,795
Retained earnings	5,632	4,412
Accumulated other comprehensive loss	(18)	(17)
Treasury stock at cost, 157,358,514 and 142,655,389 shares as of May 31, 2024 and August 31, 2023, respectively	(6,219)	(4,324)
Total Jabil Inc. stockholders’ equity	2,276	2,866
Noncontrolling interests	—	1
Total equity	2,276	2,867
Total liabilities and equity	$17,449	$19,424
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net revenue	$6,765	$8,475	$21,919	$26,244
Cost of revenue	6,157	7,778	19,906	24,143
Gross profit	608	697	2,013	2,101
Operating expenses:
Selling, general and administrative	268	307	890	911
Research and development	9	8	29	25
Amortization of intangibles	12	7	27	24
Restructuring, severance and related charges	55	—	252	45
Gain from the divestiture of businesses	—	—	(944)	—
Acquisition and divestiture related charges	3	—	64	—
Operating income	261	375	1,695	1,096
Other expense	22	18	65	50
Interest expense, net	38	51	132	154
Income before income tax	201	306	1,498	892
Income tax expense	72	73	248	229
Net income	129	233	1,250	663
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Net income attributable to Jabil Inc.	$129	$233	$1,250	$663
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.08	$1.76	$10.01	$4.96
Diluted	$1.06	$1.72	$9.86	$4.86
Weighted average shares outstanding:
Basic	119.9	132.3	124.9	133.6
Diluted	121.7	135.1	126.9	136.4

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net income	$129	$233	$1,250	$663
Other comprehensive income (loss):
Change in foreign currency translation	1	3	(6)	21
Change in derivative instruments:
Change in fair value of derivatives	—	(13)	(4)	(20)
Adjustment for net (gains) losses realized and included in net income	(1)	(8)	13	36
Total change in derivative instruments	(1)	(21)	9	16
Actuarial loss	(2)	(3)	(7)	(8)
Prior service credit	1	1	3	2
Total other comprehensive (loss) income	(1)	(20)	(1)	31
Comprehensive income	$128	$213	$1,249	$694
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Jabil Inc.	$128	$213	$1,249	$694
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Total stockholders' equity, beginning balances	$2,658	$2,674	$2,867	$2,452
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	2,877	2,742	2,795	2,655
Shares issued under employee stock purchase plan	—	—	31	27
Purchase of noncontrolling interest	—	—	(2)	—
Treasury shares purchased	—	—	(13)	—
Recognition of stock-based compensation	4	16	70	76
Ending balances	2,881	2,758	2,881	2,758
Retained earnings:
Beginning balances	5,512	4,046	4,412	3,638
Declared dividends	(9)	(11)	(30)	(33)
Net income attributable to Jabil Inc.	129	233	1,250	663
Ending balances	5,632	4,268	5,632	4,268
Accumulated other comprehensive (loss) income:
Beginning balances	(17)	9	(17)	(42)
Total other comprehensive (loss) income	(1)	(20)	(1)	31
Ending balances	(18)	(11)	(18)	(11)
Treasury stock:
Beginning balances	(5,714)	(4,124)	(4,324)	(3,800)
Purchases of treasury stock under employee stock plans	(1)	—	(68)	(36)
Treasury shares purchased	(499)	(154)	(1,811)	(442)
Excise taxes related to treasury shares purchased	(5)	(1)	(16)	(1)
Ending balances	(6,219)	(4,279)	(6,219)	(4,279)
Noncontrolling interests:
Beginning balances	—	1	1	1
Net income attributable to noncontrolling interests	—	—	—	—
Purchase of noncontrolling interest	—	—	(1)	—
Ending balances	—	1	—	1
Total stockholders' equity, ending balances	$2,276	$2,737	$2,276	$2,737

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended
	May 31, 2024	May 31, 2023
Cash flows provided by operating activities:
Net income	$1,250	$663
Depreciation, amortization, and other, net	557	752
Gain from the divestiture of businesses	(944)	—
Change in operating assets and liabilities, exclusive of net assets acquired	318	(367)
Net cash provided by operating activities	1,181	1,048
Cash flows provided by (used in) investing activities:
Acquisition of property, plant and equipment	(660)	(860)
Proceeds and advances from sale of property, plant and equipment	115	180
Cash paid for business and intangible asset acquisitions, net of cash	(90)	(30)
Proceeds from the divestiture of businesses, net of cash	2,108	—
Other, net	(6)	(28)
Net cash provided by (used in) investing activities	1,467	(738)
Cash flows used in financing activities:
Borrowings under debt agreements	1,895	3,556
Payments toward debt agreements	(1,987)	(3,369)
Payments to acquire treasury stock	(1,824)	(442)
Dividends paid to stockholders	(32)	(34)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	31	27
Treasury stock minimum tax withholding related to vesting of restricted stock	(68)	(36)
Other, net	(4)	(6)
Net cash used in financing activities	(1,989)	(304)
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)
Net increase in cash and cash equivalents	653	2
Cash and cash equivalents at beginning of period	1,804	1,478
Cash and cash equivalents at end of period	$2,457	$1,480
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2023. Results for the nine months ended May 31, 2024 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2024.
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
As of May 31, 2024, the Company may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time, at a discount, on an ongoing basis up to a: (i) maximum aggregate amount available of $1.9 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, (iii) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program, and (iv) maximum amount available of 1.9 billion CNY under one trade accounts receivable sale program. The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
The Company continues servicing the receivables sold and in exchange receives an immaterial servicing fee under each of the trade accounts receivable sale programs. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Trade accounts receivable sold(1)	$2,126	$2,594	$5,980	$9,044
Cash proceeds received	$2,113	$2,583	$5,947	$9,015
Pre-tax losses on sale of receivables(2)	$13	$11	$33	$29

(1)Receivables sold are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.

3. Inventories
Inventories consist of the following (in millions):

	May 31, 2024	August 31, 2023(1)
Raw materials	$4,104	$4,804
Work in process	197	217
Finished goods	190	243
Reserve for excess and obsolete inventory	(52)	(58)
Inventories, net	$4,439	$5,206

(1)Excludes $559 million of inventories, net classified as held for sale as of August 31, 2023. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
4. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of May 31, 2024 and August 31, 2023 are summarized below (in millions):

	Maturity Date	May 31, 2024	August 31, 2023
3.950% Senior Notes	Jan 12, 2028	$498	$497
3.600% Senior Notes	Jan 15, 2030	497	496
3.000% Senior Notes	Jan 15, 2031	594	593
1.700% Senior Notes	Apr 15, 2026	498	498
4.250% Senior Notes	May 15, 2027	496	495
5.450% Senior Notes	Feb 1, 2029	296	296
Borrowings under credit facilities(1)(2)	Jan 22, 2026 and Jan 22, 2028	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,879	2,875
Less current installments of notes payable and long-term debt		—	—
Notes payable and long-term debt, less current installments		$2,879	$2,875

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
(2)As of May 31, 2024, the Company has $4.0 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of May 31, 2024 and August 31, 2023, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives an immaterial servicing fee under the global asset-backed securitization program. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2024.
The global asset-backed securitization program expires on November 25, 2024. Effective February 20, 2024, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $600 million to $700 million. As of May 31, 2024, the Company had no available liquidity under its global asset-backed securitization program.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Trade accounts receivable sold(1)	$1,006	$1,007	$2,965	$3,071
Cash proceeds received(2)	$994	$996	$2,931	$3,043
Pre-tax losses on sale of receivables(3)	$12	$11	$34	$28

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
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of May 31, 2024 and August 31, 2023, the Company was in compliance with all covenants under the global asset-backed securitization program.

6. Accrued Expenses
Accrued expenses consist of the following (in millions):

	May 31, 2024	August 31, 2023(2)
Inventory deposits	$1,564	$1,839
Contract liabilities(1)	977	886
Accrued compensation and employee benefits	635	743
Other accrued expenses	2,753	2,047
Accrued expenses	$5,929	$5,515

(1)Revenue recognized during the three months and nine months ended May 31, 2024 that was included in the contract liability balance as of August 31, 2023 was $116 million and $391 million, respectively. Revenue recognized during the three months and nine months ended May 31, 2023 that was included in the contract liability balance as of August 31, 2022 was $99 million and $353 million, respectively.
(2)Excludes $364 million of accrued expenses classified as held for sale as of August 31, 2023. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
7. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and nine months ended May 31, 2024 and 2023 (in millions):

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Service cost(1)	$5	$4	$15	$12
Interest cost(2)	3	3	9	9
Expected long-term return on plan assets(2)	(4)	(4)	(13)	(12)
Recognized actuarial gain(2)	(1)	(2)	(4)	(6)
Amortization of actuarial gain(2)(3)	(2)	(2)	(4)	(5)
Amortization of prior service cost(2)	1	1	3	3
Net periodic benefit cost	$2	$—	$6	$1

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
Foreign Currency Risk Management
Forward contracts are put in place to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $283 million and $491 million as of May 31, 2024 and August 31, 2023, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2024 and May 31, 2025.

In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts as of May 31, 2024 and August 31, 2023, was $2.5 billion and $4.0 billion, respectively.
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
In addition, the Company has entered into forward foreign currency exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount outstanding of net investment hedges are as follows (in millions):

Maturity date	May 31, 2024	August 31, 2023
September 2023	$—	$34
October 2023	—	96
January 2024	—	96
April 2024	—	68
July 2024	176	102
October 2024	115	—
January 2025	101	—
Total	$392	$396
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
The following table presents the net gains (losses) from forward contracts recorded in the Condensed Consolidated Statements of Operations for the periods indicated (in millions):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain (Loss) on Derivatives Recognized in Net Income	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		Three months ended		Nine months ended
		May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Forward foreign exchange contracts(1)	Cost of revenue	$—	$(41)	$7	$(57)

(1)For the three months and nine months ended May 31, 2024, the Company recognized $1 million and $36 million, respectively, of foreign currency losses in cost of revenue, which are offset by the gains from the forward foreign exchange contracts. For the three months and nine months ended May 31, 2023, the Company recognized $24 million and $20 million, respectively, of foreign currency gains in cost of revenue, which are offset by the losses from the forward foreign exchange contracts.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of May 31, 2024, there are no outstanding interest rate swaps.

9. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the nine months ended May 31, 2024 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2023	$(59)	$(4)	$14	$46	$(14)	$(17)
Other comprehensive (loss) income before reclassifications	(5)	5	(4)	—	—	(4)
Amounts reclassified from AOCI	(2)	(4)	13	(7)	3	3
Other comprehensive (loss) income(1)	(7)	1	9	(7)	3	(1)
Balance as of May 31, 2024	$(66)	$(3)	$23	$39	$(11)	$(18)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended		Nine months ended
Comprehensive Income Components	Financial Statement Line Item	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Realized gains on foreign currency translation	Gain from the divestiture of businesses	$—	$—	$(2)	$—
Realized gains on net investment hedges	Gain from the divestiture of businesses	—	—	(4)	—
Realized (gains) losses on derivative instruments:(1)
Foreign exchange contracts	Cost of revenue	—	(7)	15	37
Interest rate contracts	Interest expense, net	(1)	(1)	(2)	(1)
Realized (gains) losses on pension and postretirement plans:
Actuarial gains	(2)	(2)	(4)	(7)	(11)
Prior service costs	(2)	1	1	3	3
Total amounts reclassified from AOCI(3)		$(2)	$(11)	$3	$28

(1)The Company expects to reclassify $3 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 7 – “Postretirement and Other Employee Benefits” for additional information.
(3)Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2024 and 2023.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Restricted stock units(1)	$(2)	$14	$58	$68
Employee stock purchase plan	5	4	14	12
Total	$3	$18	$72	$80

(1)During the three months ended May 31, 2024, the Company recorded a $13 million reversal to stock-based compensation expense primarily due to forfeitures of time-based, performance-based and market-based restricted stock awards.

As of May 31, 2024, the shares available to be issued under the 2021 Equity Incentive Plan were 8,059,728.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2024 and 2023, the Company awarded approximately 0.5 million and 0.9 million time-based restricted stock units, respectively, 0.1 million and 0.2 million performance-based restricted stock units, respectively, and 0.1 million and 0.2 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

May 31, 2024
Unrecognized stock-based compensation expense – restricted stock units	$55
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Common stock outstanding:
Beginning balances	122,440,607	133,238,368	131,294,422	135,493,980
Shares issued under employee stock purchase plan	—	1,730	338,316	631,066
Vesting of restricted stock	21,550	3,372	1,791,066	2,013,768
Purchases of treasury stock under employee stock plans	(7,512)	(700)	(534,335)	(571,349)
Treasury shares purchased(1)(2)	(3,733,966)	(1,890,906)	(14,168,790)	(6,215,601)
Ending balances	118,720,679	131,351,864	118,720,679	131,351,864

(1)In July 2021, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2022 Share Repurchase Program”). As of February 28, 2023, 16.5 million shares had been repurchased for $1.0 billion and no authorization remained under the 2022 Share Repurchase Program.
(2)In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of the Company’s common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of the Company’s common stock. As part of the amended 2023 Share Repurchase Program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a bank in September 2023 to repurchase $500 million of the Company’s common stock. During the first quarter of 2024, the ASR transaction was completed, and 3.9 million shares were delivered under the ASR agreement at an average price of $128.61. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume weighted average price of the Company’s common stock during the term of the agreement. As of May 31, 2024, 14.2 million shares had been repurchased for $1.8 billion, excluding excise tax, and $676 million remains available under the amended 2023 Share Repurchase Program.

In June 2024, as part of the amended 2023 Share Repurchase Program, the Company repurchased $121 million, excluding excise tax, and entered into ASR agreements to repurchase an additional $555 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $555 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2024, the Company’s five largest customers accounted for approximately 37% of its net revenue and 86 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”) operating segments. The DMS segment included the results of the Company’s mobility business prior to the closing of its sale on December 29, 2023.
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

The following table sets forth operating segment information (in millions):

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Segment income and reconciliation of income before income tax
EMS	$195	$226	$505	$629
DMS	155	178	682	627
Total segment income	$350	$404	$1,187	$1,256
Reconciling items:
Amortization of intangibles	(12)	(7)	(27)	(24)
Stock-based compensation expense and related charges	(3)	(18)	(72)	(80)
Restructuring, severance and related charges(1)	(55)	—	(252)	(45)
Business interruption and impairment charges, net(2)	(14)	—	(14)	—
Gain from the divestiture of businesses(3)	—	—	944	—
Acquisition and divestiture related charges(3)	(3)	—	(64)	—
Other expense (net of periodic benefit cost)	(24)	(22)	(72)	(61)
Interest expense, net	(38)	(51)	(132)	(154)
Income before income tax	$201	$306	$1,498	$892

(1)Charges recorded during the three months and nine months ended May 31, 2024, related to the 2024 Restructuring Plan. Charges recorded during the nine months ended May 31, 2023, related to headcount reduction to further optimize the Company’s business activities.
(2)Charges recorded during the three months and nine months ended May 31, 2024, related to costs associated with product quality liabilities, which is classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)The Company completed the divestiture of its mobility business and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are still being finalized. The Company incurred transaction and disposal costs in connection with the sale of approximately $64 million during the nine months ended May 31, 2024.
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	May 31, 2024			May 31, 2023
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$1,172	$559	$1,731	$1,120	$1,351	$2,471
Over time	2,225	2,809	5,034	3,010	2,994	6,004
Total	$3,397	$3,368	$6,765	$4,130	$4,345	$8,475

	Nine months ended
	May 31, 2024			May 31, 2023
	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$3,473	$3,346	$6,819	$3,925	$5,047	$8,972
Over time	6,847	8,253	15,100	8,802	8,470	17,272
Total	$10,320	$11,599	$21,919	$12,727	$13,517	$26,244
The Company operates in more than 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2024(1)	May 31, 2023	May 31, 2024(1)	May 31, 2023
Foreign source revenue	80.5%	86.9%	83.4%	85.6%

(1)Decrease from prior periods is driven by the divestiture of the mobility business during the three months ended February 29, 2024.
12. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Three months ended		Nine months ended
	May 31, 2024(1)	May 31, 2023(2)	May 31, 2024(1)	May 31, 2023(2)
Employee severance and benefit costs	$33	$—	$156	$36
Lease costs	1	—	2	—
Asset write-off costs	17	—	72	5
Other costs	4	—	22	4
Total restructuring, severance and related charges(3)	$55	$—	$252	$45

(1)Primarily relates to the 2024 Restructuring Plan.
(2)Primarily relates to headcount reduction to further optimize the Company’s business activities.
(3)Includes $23 million and $0 million recorded in the EMS segment, $15 million and $0 million recorded in the DMS segment and $17 million and $0 million of non-allocated charges for the three months ended May 31, 2024 and 2023, respectively. Includes $63 million and $4 million recorded in the EMS segment, $129 million and $33 million recorded in the DMS segment and $60 million and $8 million of non-allocated charges for the nine months ended May 31, 2024 and 2023, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

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
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2023	$—	$—	$—	$—	$—
Restructuring related charges	156	2	72	22	252
Asset write-off charge and other non-cash activity	2	—	(72)	(5)	(75)
Cash payments	(91)	(1)	—	(9)	(101)
Balance as of May 31, 2024	$67	$1	$—	$8	$76
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	35.7%	24.0%	16.6%	25.7%
The effective income tax rate differed for the three months and nine months ended May 31, 2024, compared to the three months and nine months ended May 31, 2023, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges and (ii) the gain from the divestiture of the mobility business and the corresponding $58 million of income tax expense recorded during the three months ended February 29, 2024.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and nine months ended May 31, 2024 and 2023, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in China, Malaysia, Singapore and Vietnam, and (iv) the gain from the divestiture of the mobility business and the corresponding $58 million of income tax expense recorded during the three months ended February 29, 2024.
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

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Restricted stock units	261.9	361.2	278.0	361.2
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2024 and 2023 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2024:	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023
	January 25, 2024	$0.08	$10	February 15, 2024	March 4, 2024
	April 17, 2024	$0.08	$9	May 15, 2024	June 4, 2024
Fiscal Year 2023:	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
	January 26, 2023	$0.08	$10	February 15, 2023	March 2, 2023
	April 20, 2023	$0.08	$11	May 15, 2023	June 2, 2023
15. Business Acquisitions and Divestitures
Acquisitions
On November 1, 2023, the Company completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
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
On December 29, 2023 (the “Closing Date”), the Company completed the sale. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are still being finalized. In addition, the Company agreed to indemnify the Purchaser from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $64 million during the nine months ended May 31, 2024, which are included in continuing operations in the Company’s Condensed Consolidated Statement of Operations.
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
In the second quarter of fiscal year 2024 and in connection with the divestiture of the Business, the Company made a strategic decision that the indefinite-lived (“Green Point”) trade name valued at $51 million acquired during the acquisition of Green Point should no longer be classified as an indefinite-lived intangible asset. Accordingly, prior to reclassifying the trade name to a finite-lived intangible asset, the Company completed a quantitative assessment for impairment and determined the fair value of the asset exceeded the carrying value. As such, the trade name was assigned a two-year estimated useful life and is being amortized on a straight-line basis as of the Closing Date.

16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		May 31, 2024	August 31, 2023
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$393	$—
Prepaid expenses and other current assets:
Short-term investments	Level 1		26	25
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	9	4
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	14	20
Net investment hedges:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	8	9
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	$6	$17
Derivatives not designated as hedging instruments (Note 8)	Level 2	(2)	12	64
Net investment hedges:
Derivatives designated as hedging instruments (Note 8)	Level 2	(2)	1	1

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			May 31, 2024		August 31, 2023
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 4)
3.950% Senior Notes	Level 2	(1)	$498	$473	$497	$468
3.600% Senior Notes	Level 2	(1)	$497	$448	$496	$448
3.000% Senior Notes	Level 2	(1)	$594	$510	$593	$502
1.700% Senior Notes	Level 2	(1)	$498	$465	$498	$452
4.250% Senior Notes	Level 2	(1)	$496	$482	$495	$478
5.450% Senior Notes	Level 2	(1)	$296	$299	$296	$297

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, India, Malaysia, Mexico, Singapore and the United States. We derived a substantial majority, 80.5% and 83.4%, of net revenue from our international operations for the three months and nine months ended May 31, 2024, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
On December 29, 2023, we completed the sale of our product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi for pre-tax cash proceeds of approximately $2.2 billion, subject to certain post-closing adjustments. The sale of the Business represented the divestiture of our mobility business. See Note 15 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of May 31, 2024 contained herein.

Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net revenue	$6,765	$8,475	$21,919	$26,244
Gross profit	$608	$697	$2,013	$2,101
Operating income	$261	$375	$1,695	$1,096
Net income attributable to Jabil Inc.	$129	$233	$1,250	$663
Earnings per share – basic	$1.08	$1.76	$10.01	$4.96
Earnings per share – diluted	$1.06	$1.72	$9.86	$4.86
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2024	February 29, 2024	May 31, 2023
Sales cycle(1)	47 days	48 days	48 days
Inventory turns (annualized)(2)	4 turns	4 turns	4 turns
Days in accounts receivable(3)	45 days	35 days	38 days
Days in inventory(4)	81 days	87 days	84 days
Days in accounts payable(5)	79 days	74 days	74 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2024, the increase in days in accounts receivable from the prior sequential quarter and the three months ended May 31, 2023, was primarily driven by timing of collections.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2024, the decrease in days in inventory from the prior sequential quarter and the three months ended May 31, 2023, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2024, the increase in days in accounts payable from the prior sequential quarter and the three months ended May 31, 2023, was primarily due to timing of purchases and cash payments during the quarter.

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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Net revenue	$6,765	$8,475	(20.2)%	$21,919	$26,244	(16.5)%

Net revenue decreased during the three months ended May 31, 2024, compared to the three months ended May 31, 2023. Specifically, the DMS segment net revenue decreased 23% due to: (i) a 18% decrease primarily driven by the divestiture of our mobility business, (ii) a 3% decrease in revenues from existing customers within our connected devices business, (iii) a 1% decrease in revenues from existing customers within our healthcare and packaging businesses, and (iv) a 1% decrease in revenues from existing customers within our automotive and transportation business. The EMS segment net revenue decreased 18% primarily due to: (i) a 7% decrease in revenues from existing customers within our industrial and semi-capital equipment business, (ii) a 5% decrease in revenues from existing customers primarily within our 5G and wireless business, and the continued transitioning to a customer-controlled consignment model in our cloud business during fiscal year 2024, (iii) a 4% decrease in revenues from existing customers within our networking and storage business, and (iv) a 2% decrease in revenues from existing customers within our digital print and retail business.
Net revenue decreased during the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023. Specifically, the EMS segment net revenue decreased 19% primarily due to: (i) a 10% decrease in revenues from existing customers within our 5G, wireless and cloud business, primarily driven by the continued transitioning to a customer-controlled consignment model in our cloud business during fiscal year 2024, (ii) a 5% decrease in revenues from existing customers within our digital print and retail business, and (iii) a 4% decrease in revenues from existing customers within our industrial and semi-capital equipment business. The DMS segment net revenue decreased 14% due to: (i) a 12% decrease primarily driven by the divestiture of our mobility business and (ii) a 4% decrease in revenues from existing customers within our connected devices business. The decrease is partially offset by a 2% increase in revenues from existing customers within our automotive and transportation business.

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
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
EMS	50%	49%	47%	48%
DMS	50%	51%	53%	52%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2024(1)	May 31, 2023	May 31, 2024(1)	May 31, 2023
Foreign source revenue	80.5%	86.9%	83.4%	85.6%

(1)Decrease from prior periods is driven by the divestiture of our mobility business during the three months ended February 29, 2024.
Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Gross profit	$608	$697	$2,013	$2,101
Percent of net revenue	9.0%	8.2%	9.2%	8.0%
Gross profit as a percentage of net revenue increased for the three months and nine months ended May 31, 2024, compared to the three months and nine months ended May 31, 2023, primarily due to product mix and depreciation and amortization for long-lived assets related to the mobility divestiture no longer being recorded while these assets were classified as held for sale.
Selling, General and Administrative

	Three months ended			Nine months ended
(in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Selling, general and administrative	$268	$307	$(39)	$890	$911	$(21)
Selling, general and administrative expenses decreased during the three months ended May 31, 2024, compared to the three months ended May 31, 2023, primarily due to a decrease in stock-based compensation expense associated with forfeitures of time-based, performance-based and market-based restricted stock awards during the three months ended May 31, 2024 and a decrease in salary and salary related expenses.
Selling, general and administrative expenses decreased during the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023, primarily due to a decrease in stock-based compensation expense associated with forfeitures of time-based, performance-based and market-based restricted stock awards.
Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Research and development	$9	$8	$29	$25
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and nine months ended May 31, 2024, compared to the three months and nine months ended May 31, 2023.

Amortization of Intangibles

	Three months ended			Nine months ended
(in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Amortization of intangibles	$12	$7	$5	$27	$24	$3
Amortization of intangibles increased during the three months and nine months ended May 31, 2024, compared to the three months and nine months ended May 31, 2023, primarily due to amortization related to the Green Point trade name, which was reclassified to a definite-lived intangible asset during fiscal year 2024.
Restructuring, Severance and Related Charges

	Three months ended			Nine months ended
(in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Restructuring, severance and related charges	$55	$—	$55	$252	$45	$207
Restructuring, severance and related charges increased during the three months and nine months ended May 31, 2024, compared to the three months and nine months ended May 31, 2023, primarily due to charges related to the 2024 Restructuring Plan.
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
Gain from the Divestiture of Businesses

	Three months ended			Nine months ended
(in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Gain from the divestiture of businesses	$—	$—	$—	$(944)	$—	$(944)
In the second quarter of fiscal year 2024, we completed the divestiture of our mobility business. As a result of the transaction, we recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are still being finalized.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.

Acquisition and Divestiture Related Charges

	Three months ended			Nine months ended
(in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Acquisition and divestiture related charges	$3	$—	$3	$64	$—	$64
Acquisition and divestiture related charges recorded during the three months and nine months ended May 31, 2024, related to transaction and disposal costs incurred in connection with the divestiture of our mobility business.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Other Expense

	Three months ended			Nine months ended
(in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Other expense	$22	$18	$4	$65	$50	$15
Other expense increased during the three months ended May 31, 2024, compared to the three months ended May 31, 2023, is primarily due to an increase in fees due to higher utilization of our trade accounts receivable sales programs and global asset-backed securitization program, as well as higher interest rates on these programs.
Other expense increased during the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023, primarily due to an increase in fees due to higher interest rates on our trade accounts receivable sales programs and global asset-backed securitization program, as well as higher utilization of our global asset-backed securitization program.
Interest Expense, Net

	Three months ended			Nine months ended
(in millions)	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Interest expense, net	$38	$51	$(13)	$132	$154	$(22)
Interest expense, net decreased during the three months ended May 31, 2024, compared to the three months ended May 31, 2023, primarily due to lower borrowings on our credit facilities and commercial paper program.
Interest expense, net decreased during the nine months ended May 31, 2024, compared to the nine months ended May 31, 2023, due to lower borrowings primarily on our credit facilities and commercial paper program. The decrease is partially offset by an increase due to higher interest rates primarily on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2024	May 31, 2023	Change	May 31, 2024	May 31, 2023	Change
Effective income tax rate	35.7%	24.0%	11.7%	16.6%	25.7%	(9.1)%
The effective income tax rate differed for the three months and nine months ended May 31, 2024, compared to the three months and nine months ended May 31, 2023, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by restructuring charges and (ii) the gain from the divestiture of the mobility business and the corresponding $58 million of income tax expense recorded during the three months ended February 29, 2024.
The European Union (EU) and other countries have committed to enacting substantial changes that would reshape international tax rules, including the introduction of a global minimum tax. In December 2022, the EU approved a directive requiring member states to incorporate a 15% global minimum tax applied on a country-by-country basis into their respective laws effective for fiscal years beginning on or after December 31, 2023. In addition, several non-EU countries have recently proposed and/or adopted legislation consistent with the global minimum tax framework. As legislation becomes effective in more countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We continue to monitor pending legislation and implementation by countries and evaluate the potential impact on our business in fiscal year 2025 and future periods.

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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Nine months ended
(in millions, except for per share data)	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Operating income (U.S. GAAP)	$261	$375	$1,695	$1,096
Amortization of intangibles	12	7	27	24
Stock-based compensation expense and related charges	3	18	72	80
Restructuring, severance and related charges(1)	55	—	252	45
Net periodic benefit cost(2)	2	4	7	11
Business interruption and impairment charges, net(3)	14	—	14	—
Gain from the divestiture of businesses(4)	—	—	(944)	—
Acquisition and divestiture related charges(4)	3	—	64	—
Adjustments to operating income	89	29	(508)	160
Core operating income (Non-GAAP)	$350	$404	$1,187	$1,256
Net income attributable to Jabil Inc. (U.S. GAAP)	$129	$233	$1,250	$663
Adjustments to operating income	89	29	(508)	160
Net periodic benefit cost(2)	(2)	(4)	(7)	(11)
Adjustments for taxes(5)	14	11	51	32
Core earnings (Non-GAAP)	$230	$269	$786	$844
Diluted earnings per share (U.S. GAAP)	$1.06	$1.72	$9.86	$4.86
Diluted core earnings per share (Non-GAAP)	$1.89	$1.99	$6.20	$6.18
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	121.7	135.1	126.9	136.4

(1)Charges recorded during the three months and nine months ended May 31, 2024, related to the 2024 Restructuring Plan. Charges recorded during the nine months ended May 31, 2023, related to headcount reduction to further optimize our business activities.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(3)Charges recorded during the three months and nine months ended May 31, 2024, related to costs associated with product quality liabilities, which is classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(4)We completed the divestiture of our mobility business and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are still being finalized. We incurred transaction and disposal costs in connection with the sale of approximately $64 million during the nine months ended May 31, 2024.
(5)Tax adjustments for the nine months ended May 31, 2024, were partially driven by an income tax expense associated with the divestiture of the mobility business.
Adjusted Free Cash Flow

	Nine months ended
(in millions)	May 31, 2024	May 31, 2023
Net cash provided by operating activities (U.S. GAAP)	$1,181	$1,048
Acquisition of property, plant and equipment (“PP&E”)(1)	(660)	(860)
Proceeds and advances from sale of PP&E(1)	115	180
Adjusted free cash flow (Non-GAAP)	$636	$368

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
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the DMS segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
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
On December 29, 2023, the Closing Date, we completed the sale. As a result of the transaction, we derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that are still being finalized. In addition, we agreed to indemnify the Purchaser from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We incurred transaction and disposal costs in connection with the sale of approximately $64 million during the nine months ended May 31, 2024, which are included in continuing operations in the Condensed Consolidated Statement of Operations.

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
In the second quarter of fiscal year 2024 and in connection with the divestiture of the Business, we made a strategic decision that the indefinite-lived (“Green Point”) trade name valued at $51 million acquired during the acquisition of Green Point should no longer be classified as an indefinite-lived intangible asset. Accordingly, prior to reclassifying the trade name to a finite-lived intangible asset, we completed a quantitative assessment for impairment and determined the fair value of the asset exceeded the carrying value. As such, the trade name was assigned a two-year estimated useful life and is being amortized on a straight-line basis as of the Closing Date.
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
Cash and Cash Equivalents
As of May 31, 2024, we had approximately $2.5 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of May 31, 2024 could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2023	$497	$496	$593	$498	$495	$296	$—	$—	$2,875
Borrowings	—	—	—	—	—	—	1,895	—	1,895
Payments	—	—	—	—	—	—	(1,895)	—	(1,895)
Other	1	1	1	—	1	—	—	—	4
Balance as of May 31, 2024	$498	$497	$594	$498	$496	$296	$—	$—	$2,879
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2026 and Jan 22, 2028	Jul 31, 2026
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$4.0 billion(2)	$1 million

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
(2)As of May 31, 2024, we had $4.0 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2024 and August 31, 2023, we were in compliance with our debt covenants. Refer to Note 4 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
We continue servicing the receivables sold and in exchange receive an immaterial servicing fee under the global asset-backed securitization program. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2024.
The global asset-backed securitization program expires on November 25, 2024. Effective February 20, 2024, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $600 million to $700 million. During the three months and nine months ended May 31, 2024, we sold $1.0 billion and $3.0 billion, respectively, of trade accounts receivable and we received cash proceeds of $1.0 billion and $2.9 billion, respectively. As of May 31, 2024, we had no available liquidity under our global asset-backed securitization program.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of May 31, 2024 and August 31, 2023, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 5 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
As of May 31, 2024, we may elect to sell receivables and the unaffiliated financial institutions may elect to purchase specific accounts receivable at any one time, at a discount, on an ongoing basis up to a: (i) maximum aggregate amount available of $1.9 billion under nine trade accounts receivable sale programs, (ii) maximum amount available of 100 million CHF under one trade accounts receivable sale program, (iii) maximum amount available of 8.1 billion INR under one trade accounts receivable sale program, and (iv) maximum amount available of 1.9 billion CNY under one trade accounts receivable sale program. The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
During the three months and nine months ended May 31, 2024, we sold $2.1 billion and $6.0 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $2.1 billion and $5.9 billion, respectively. As of May 31, 2024, we had up to $693 million in available liquidity under our trade accounts receivable sale programs.

Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Nine months ended
	May 31, 2024	May 31, 2023
Net cash provided by operating activities	$1,181	$1,048
Net cash provided by (used in) investing activities	1,467	(738)
Net cash used in financing activities	(1,989)	(304)
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)
Net increase in cash and cash equivalents	$653	$2
Operating Activities
Net cash provided by operating activities during the nine months ended May 31, 2024, was primarily due to a decrease in inventories and non-cash expenses and net income. Net cash provided by operating activities was partially offset by an increase in prepaid expenses and other current assets, a decrease in accounts payable, accrued expense and other liabilities, an increase in contract assets and an increase in accounts receivable. The decrease in inventories is primarily due to higher consumption of inventory to support sales and improved working capital management. The increase in prepaid expenses and other current assets is primarily due to the timing of payments. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in contract assets is primarily due to timing of revenue recognition for the over time customers. The increase in accounts receivable is primarily driven by the timing of collections.
Investing Activities
Net cash provided by investing activities during the nine months ended May 31, 2024, consisted primarily of proceeds from the divestiture of our mobility business and proceeds and advances from the sale of property, plant and equipment, partially offset by capital expenditures, principally to support ongoing business in the DMS and EMS segments and the acquisition of ProcureAbility and certain other third party assets.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2024, was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
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

In September 2022, the Board of Directors approved an authorization for the repurchase of up to $1.0 billion of our common stock (the “2023 Share Repurchase Program”). As of August 31, 2023, 2.7 million shares had been repurchased for $224 million, excluding excise tax. In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock. As part of the amended 2023 Share Repurchase Program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in September 2023 to repurchase $500 million of our common stock. During the first quarter of 2024, the ASR transaction was completed, and 3.9 million shares were delivered under the ASR agreement at an average price of $128.61. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume weighted average price of our common stock during the term of the agreement. As of May 31, 2024, 14.2 million shares had been repurchased for $1.8 billion, excluding excise tax, and $676 million remains available under the amended 2023 Share Repurchase Program.
In June 2024, as part of the amended 2023 Share Repurchase Program, the Company repurchased $121 million, excluding excise tax, and entered into ASR agreements to repurchase an additional $555 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $555 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2024. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended May 31, 2024, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended May 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
March 1, 2024 – March 31, 2024	1,843,540	$131.15	1,843,452	$934
April 1, 2024 – April 30, 2024	1,897,938	$136.09	1,890,514	$676
May 1, 2024 – May 31, 2024	—	$—	—	$676
Total	3,741,478	$133.66	3,733,966

(1)The purchases include amounts that are attributable to 7,512 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
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
During the three months ended May 31, 2024, no director or executive officer of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Bylaws, as amended.	10-K	3.2	8/31/2022

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.5).	8-K	4.1	4/13/2023

4.4	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.6).	8-K	4.1	5/4/2022

4.5	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.6	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.7	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.8	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.9	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.10	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

10.1†**	Separation, Release and Restrictive Covenants Agreement between Kenneth S. Wilson and Jabil Inc. dated May 19, 2024.	8-K	10.1	5/20/2024

10.2†**	Amendment to Mutual Separation Agreement and Release dated as of May 19, 2024 between Jabil Inc. and Steven D. Borges.	8-K	10.2	5/20/2024

10.3†**	Mutual Separation Agreement and Release dated May 24, 2024, between Jabil Inc. and Gerald (“JJ”) Creadon.	8-K	10.1	5/31/2024

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 31, 2024 and August 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended May 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: July 9, 2024	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

Date: July 9, 2024	By:	/s/ GREGORY B. HEBARD
Gregory B. Hebard Chief Financial Officer