Form 10-K
period 2024-08-31
JABIL INC
filed 2024-10-28
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 29, 2024, was approximately $15.2 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 21, 2024, was 112,843,194. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on January 23, 2025, into Part III hereof, to the extent indicated herein.

JABIL INC. AND SUBSIDIARIES
2024 FORM 10-K ANNUAL REPORT

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

PART I
Item 1. Business
The Company
We are one of the leading providers of manufacturing services and solutions worldwide. We provide comprehensive electronics design, production, and product management services to companies in various industries and end markets. Our manufacturing and supply chain management services and solutions include innovation, design, planning, fabrication and assembly, delivery and managing the flow of resources and products. Our services enable our customers to reduce manufacturing costs, improve supply chain management, reduce inventory obsolescence, lower transportation costs, and reduce product fulfillment times.

We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. Each business unit team serves as a single point of contact between a customer and Jabil. Business unit teams are supported by cross-functional teams, which leverage the power of our global expertise and capabilities to carry out work at the site level.
We conduct our operations in facilities that are located worldwide, including but not limited to China, Mexico, Singapore, and the United States. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities. For the fiscal year ended August 31, 2024, we had net revenues of $28.9 billion and net income attributable to Jabil Inc. of $1.4 billion.
On December 29, 2023 (“the Closing Date”), we completed the sale of our product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi (the “Mobility Business”) to an affiliate of BYD Electronic (International) Co. Ltd. (“BYDE”) for pre-tax cash proceeds of approximately $2.2 billion, subject to certain post-closing adjustments. See Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
At August 31, 2024, we had two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital, and risk profiles. Our EMS segment is focused on leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing our large scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-capital equipment, and networking and storage industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, machining, tooling, and molding of highly engineered plastic and metal parts. Our DMS segment includes customers primarily in the automotive and transportation, connected devices, and healthcare and packaging industries. The DMS segment included the results of the Mobility Business prior to the Closing Date.
Beginning September 1, 2024, we reorganized our internal structure to focus on speed, precision, and solutions and as a result of our organizational realignment, we will report our business in the following three segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
Additional financial information regarding our reportable operating segments is included in Item 7 of this report and Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Industry Background
Our industry was historically composed of companies that provide a range of design and manufacturing services to companies that utilize electronics components in their products. The industry subsequently expanded to include customers that require products and services beyond electronic components, including plastics and metal components, packaging, and injection molding.
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end markets; we closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Over the long term we believe the factors driving our customers and potential customers to use our industry’s services include:
•Efficient Manufacturing. Manufacturing solutions providers are often able to manufacture products at a reduced total cost to companies. These cost advantages result from higher utilization of capacity and efficiencies of scale because of diversified product demand and, generally, a greater focus on the components of manufacturing cost. Companies are increasingly seeking to reduce their investment in inventory, facilities, and equipment used in manufacturing and prioritizing capital investments in other activities, such as sales and marketing and research and development (“R&D”). This strategic shift in capital deployment has contributed to increased demand for and interest in outsourcing to external manufacturing service providers.
•Accelerated Product Time-to-Market and Time-to-Volume. Manufacturing solutions providers are often able to deliver accelerated production start-ups and achieve high efficiencies in bringing new products to production. Providers are also able to more rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.
•Access to Advanced Design and Manufacturing Technologies. By utilizing manufacturing solutions providers, customers gain access to additional advanced technologies in manufacturing processes, as well as to product and production design, which can offer customers significant improvements in the performance, quality, cost, time-to-market and manufacturability of their products.
•Improved Inventory Management and Purchasing Power. Manufacturing solutions providers are often able to more efficiently manage both procurement and inventory. Providers have demonstrated proficiency in purchasing components at improved pricing due to the scale of their operations and continuous interaction with the materials marketplace.
•Global Reach and Regional Manufacturing. Manufacturing solutions providers operate globally and are often able to more efficiently transition the location of manufacturing processes for products in response to changing macroeconomic and geopolitical environments relying on installed footprints, local teams, and consistent processes.
Our Strategy
Our vision for the future is to become the world’s most technologically advanced and trusted manufacturing solutions provider. As we work to achieve our vision, we continue to pursue the following strategies:
•Establish and Maintain Long-Term Customer Relationships. An important element of our strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we focus on identifying and developing relationships with new customers that meet our targeted profile, which includes financial stability, the need for technology-driven turnkey manufacturing, anticipated unit volume, and long-term relationship stability.
•Product Diversification. We focus on balancing our portfolio of products and product families to those that align with higher return areas of our business. This includes manufacturing, supply chain management services, comprehensive electronics design, production, and product management services for markets such as cloud and data infrastructure, healthcare, packaging, automotive and transportation, warehouse automation, networking and communications, and semi-capital equipment. We have made concentrated efforts to diversify our industry sectors and customer base. Because of these efforts, we have experienced business growth from both existing and new customers as well as from acquisitions.

•Utilize Customer-Centric Business Units. Most of our business units are dedicated to serve one customer each and operate by primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners, and engineers to provide comprehensive manufacturing solutions that are customized to each customer’s needs. We believe our customer-centric business units promote increased responsiveness to our customers’ needs, particularly for customer relationships that extend across multiple production locations.
•Leverage Global Production. We believe that global production is a key strategy to reduce obsolescence risk and secure the lowest possible landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in the Americas, Europe and Asia. Our extensive global footprint positions us well to implement safe and practical solutions in order to select production locations which best serve the needs of our customers. We believe that our global footprint is strengthened by our centralized procurement process, which, when coupled with our single Enterprise Resource Planning system, affords our customers with end-to-end supply chain visibility.
•Offer Systems Assembly, Direct-Order Fulfillment, and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.
•Offer Design Services. We offer a wide spectrum of value-add design services to achieve improvements in performance, cost, time-to-market, and manufacturability.
•Pursue Acquisition Opportunities Selectively. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers, and expand the scope of the services we can offer to our customers.
Our Approach to Manufacturing
To achieve high levels of manufacturing performance, we have adopted the following approaches:
•Decentralized Business Unit Model. Most of our business units are dedicated to serve one customer each and are empowered to formulate strategies tailored to an individual customer’s needs. Our business units generally have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners, and engineers. Under certain circumstances, a production line may serve more than one business unit to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, thereby promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units. Business unit management reviews the customer financial information to assess whether the business units are meeting their designated responsibilities and to ensure that the daily execution of manufacturing activities is being effectively managed. The business units aggregate into operating segments based on the end markets they serve.
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
•Computerized Control and Monitoring. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom, and shop floor control systems are supported through a computerized manufacturing resource planning system.
•Electronic Supply Chain Management. We make available to our customers and suppliers an electronic commerce system/electronic data interchange and cloud-based tools to implement a variety of supply chain management programs. Our customers use these tools to share demand and product forecasts and deliver purchase orders, and we use these tools with our suppliers for just-in-time delivery, supplier-managed inventory, and consigned supplier-managed inventory.

Our Design Services
We offer a wide spectrum of value-add design services to enhance our relationships with current customers and to help develop relationships with our new customers. Our teams are strategically staffed to support Jabil customers for all development projects, from turnkey system design and joint development to industrialization and product optimization activities. Our design services support products across all markets we serve and include products such as cloud data center server platforms; medical and consumer health devices; automotive assemblies for software defined vehicles, advanced driver assistance systems, autonomous systems, and electrification; connected consumer products and appliances; digital commerce ecosystem products for retail environments; power and storage products to support the energy infrastructure; and smart controls and security for digital building and utilities. These design services include:
•Electronic Design. Our Electronic Design team provides electronic hardware and embedded software design services for analog, digital, radio frequency, power, sensor, and optical component applications. This ranges from initial concept and system architecture through design implementation and new product introduction to mass production.
•Experience Design. Our Experience Design team works with product design teams to create product experiences that resonate with consumers through user research, industrial design, user interface design, and human factors. These capabilities are used to create, develop, and connect concepts and specifications that optimize the function, value, and appearance of products to satisfy the needs of consumers and manufacturing partners.
•Mechanical Design. Our Mechanical Design team specializes in mechanical design of plastic and metal components, enclosures, sub-assemblies, assemblies, and systems to meet product requirements with the analysis of electronic, electro-mechanical and optical assemblies using state of the art modeling and analytical tools. This includes all aspects of product concept, detail design, wide-ranging environmental applications, thermal management, and tooling management.
•Optical Design. Our Optical Design team focuses on applying our knowledge in advanced optics to provide optical product solutions for virtual and/or augmented reality, Light Detection and Ranging (“LiDAR”), 3D sensing, projection, and imaging. Throughout the design process, we develop the required processes, equipment, and testing specific to optics in order to take the customer from design to precision mass production.
•Industrialization Engineering Services. Our engineering services combine multiple functions to work with design teams to optimize products for maximum performance, highest quality, and time to market while balancing cost and manufacturability. These functions include our computer-assisted design (“CAD”) team, to provide PCBA design services using advanced CAD engineering tools, our Value Analysis and Value Engineering (“VAVE”) team, to increase value and decrease cost of both electrical and mechanical assemblies, and our Engineering Prototyping teams for all development stages.
•Product Verification. Our Product Verification team provides complete product verification throughout the full design cycle and executes specific test services. This includes product verification, failure analysis, regulatory, compliance and safety, packaging, simulation, and data analysis.
•Manufacturing Test Solution Development. Our Manufacturing Test Solution Development team provides integral support to the design teams to embed design with testability and to promote efficient capital and resource investment in the manufacturing process. The use of software driven instrumentation and test process design and management reduces human dependent test processes and allows customer product test traceability and visibility throughout the manufacturing test process.
Fabrication and Assembly
We offer systems assembly, test, direct-order fulfillment, and configure-to-order services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple PCBAs. In addition, based on quality assurance programs developed with our customers, we provide testing services for our PCBAs, sub-systems, and systems products. Our quality assurance programs include product testing under various environmental conditions to help ensure that our products meet or exceed required customer specifications.

Technology and Research and Development
We believe that our manufacturing and testing technologies are among the most advanced in our industry. To meet our customers’ increasingly sophisticated needs, we continuously engage in R&D activities designed to create new and improved products and manufacturing solutions for our customers. Through our R&D efforts, we intend to continue offering our customers efficient manufacturing processes with high quality and differentiating product solutions using the latest technologies. These technologies and R&D activities include:
•Automation, including automated tooling
•Electronic interconnection
•Advanced polymer and metal material science
•Single/multi-shot injection molding, stamping, and in-mold labeling
•Multi-axis computer numerical control
•Vacuum metallization
•Physical vapor deposition
•Digital printing
•Anodization
•Thermal-plastic composite formation
•Plastic with embedded electronics
•Metal and plastic covers with insert-molded or dies-casting features for assembly
•Display cover with integrated touch sensor
•Material processing research (including plastics, metal, glass, and ceramic)
•Additive manufacturing
•Outsourced semiconductor assembly and test (“OSAT”) capabilities
•Advanced electric assembly processes
•Co-packaged optics
•Liquid cooling
•Silicon photonics
•Sustainable materials and design
•Artificial intelligence and machine learning

Our R&D efforts span the markets we serve to provide our customers leading edge technologies and solutions.
Customers and Marketing
A key tenet of our strategy is to establish and maintain long-term relationships with leading companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. A small number of customers and significant industry sectors have historically comprised a major portion of our net revenue. We also market our services and solutions through our website and social media platforms.
In fiscal year 2024, our five largest customers accounted for approximately 36% of our net revenue and 88 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to the customer that accounted for a significant concentration of our net revenue during the periods indicated:

	Fiscal Year Ended August 31,
	2024	2023	2022
Apple, Inc.	11%	17%	19%
Competition
Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing solutions providers, diversified manufacturing service providers, and design providers. We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing.

We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are: cost; accelerated production time-to-market; higher efficiencies; global locations; rapid scaling of production; advanced technologies; quality; and improved pricing of components. We believe we are extremely competitive with regard to all of these factors.
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
Proprietary Rights
We regard certain aspects of our technology, design, production and product management, supply chain, and other services as proprietary intellectual property. We rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies, and procedures. We currently have a relatively modest number of patents for various innovations. We believe that our intellectual property portfolio will continue to evolve as we expand our business activities. Other factors significant to our proprietary rights include the knowledge and experience of our management and workforce and our ability to develop, enhance, and market our technology and services.
We license some technology and intellectual property rights from third parties. Generally, the license agreements that govern such third-party technology and intellectual property rights grant us the right to use the subject technology anywhere in the world and terminate upon a material breach by us.
Human Capital Management
As of August 31, 2024, our workforce includes diverse, talented, and dedicated employees across approximately 100 locations in more than 30 countries who differentiate us from our competitors. To maintain our edge, we continually invest in our employees, so that they can take care of our customers, shareholders and communities. Following is a summary of employees by region (in thousands):

Region	Number of Employees
Asia(1)	75
Americas	48
Europe	15
Total(2)	138

(1)Decrease from prior period is driven by the divestiture of the Mobility Business during the fiscal year ended August 31, 2024. See Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
(2)Total headcount includes permanent, temporary and contingent workers.
None of our U.S. employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We promote positive employee relations globally and have not experienced a significant work stoppage or strike.
Safety
“Safety First. Always.” is a fundamental value that is ingrained in our culture. We are committed to safety standards in all of our facilities, so that our employees are protected and can return home safely after each work shift. We have implemented a continuous improvement-based Health and Safety Management System, including annual training assessments coupled with engaged leaders and employees who prioritize safety.

Human Rights
We believe that respect for fundamental human rights as an essential element of responsible corporate citizenship. We are a founding member of the Responsible Business Alliance (RBA), which is one of the world’s largest industry coalitions for corporate social responsibility in global supply chains. The RBA sets (1) standards regarding excessive working hours and unfair wages, (2) controls to prohibit child labor and human trafficking, and (3) avenues for employees to raise and address workplace health and safety concerns. We have aligned our work programs, processes, and procedures to the RBA Code of Conduct to help support safe working conditions, treat employees with respect and dignity, and environmentally responsible manufacturing process and practices.
Diversity, Equity, and Inclusion
Our diverse workforce provides us with the innovation and creativity that have allowed us to continue our success. Respect is the foundation of our culture, and we want all our employees to feel valued and psychologically and physically safe. Welcoming a spectrum of backgrounds, experiences, viewpoints, and abilities, we collaborate to create a culture of belonging where everyone can be their authentic selves and contribute to Jabil’s success.
In alignment with our Code of Conduct, we are dedicated to establishing a discrimination-free and harassment-free environment globally. Guided by our enterprise-wide priorities of mitigating biases, cultivating inclusive leadership, and developing diverse talent, we are proud to foster a culture of belonging.
In fiscal year 2024, we further advanced diversity, equity, and inclusion (DEI) by expanding our DEI programming to include the formation of Regional DEI Committees. The role of the DEI Committees is to drive engagement, identify regional needs, and share feedback and best practices globally. They are comprised of cross-functional employees with a passion for contributing to Jabil’s commitment to inclusion, and are located in the Americas, Europe, and Asia.
During fiscal year 2024, numerous initiatives were launched in alignment with Jabil’s external goals to increase the representation of women in leadership and programming around disability inclusion. We hosted a women-focused event series, creating the opportunity for women leaders across our functional teams, to share their experiences and advice. While geared toward women, all employees at all levels at Jabil were welcome to participate in these six engaging sessions focused on both professional and personal development. We also launched our second cohort of the Women in Leadership Sponsorship program, a nomination-based program that combines executive-level sponsorship with individual and group coaching for women at the director level.
We are proud to have received a top score on the 2024 Disability Equality Index by Disability:IN for the fourth consecutive year. Our global sites developed and implemented programs focused on employment and retention of employees with disabilities, physical and digital infrastructure, and training programs to foster an inclusive environment for all. In collaboration with our Operations team and utilizing best practices from Disability:IN, we have also established a baseline for site accessibility.
Compensation and Benefits
Jabil’s compensation programs are designed to align the compensation of our employees with Jabil’s performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results. Specifically:
•We provide employee pay levels that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
•Salary increases and incentive compensation are based on merit and performance.
•All full-time U.S. employees are eligible for health insurance, paid and unpaid leaves, a retirement plan, and life and disability/accident coverage. Benefits outside the U.S. are provided based upon country-specific practices and are intended to support the health and wellbeing of our employees and their families.

•Supporting the mental health and emotional wellbeing of our employees and their families is a high priority at Jabil, and we have implemented several programs and benefits over the past several years to help de-stigmatize mental health issues and assist employees in finding and leveraging appropriate resources. These include a global employee assistance program (EAP), on-site behavioral health resources in some locations, and education for our leaders on ways to recognize and respond to signs of mental health and substance abuse issues. By focusing on training our leaders in mental health awareness, we believe we are creating the right environment for mental health issues to be recognized and addressed. Additionally, our Health and Wellbeing programs help to strengthen mental health resilience.
•The majority of our employees around the world are eligible to participate in our Employee Stock Purchase Plan, allowing them to become owners of Jabil stock at a discount.
Career Growth and Development
At Jabil, we have historically invested in the professional and personal growth and development of our employees at all levels of the organization. Our learning solutions empower employees to enhance their knowledge and skills, enabling them to work more effectively, develop stronger capabilities, and guide their teams to success and further reinforce the organization’s vision. Jabil offers learning programs and offerings for all level of employees (hourly, professional, management). In fiscal year 2024, there were more than 21,000 internal promotions at various levels in Jabil, a testament to our ability to grow and develop our own talent.
As part of our talent strategy, we have introduced the LinkedIn Learning platform to enhance employees' access to the tools, resources, and support needed to take charge of their career development. We made this significant investment by providing free access to LinkedIn Learning for over 30,000 employees worldwide, including all professional, management, and executive leaders. Employees are encouraged to utilize LinkedIn Learning for both leadership and technical development, reinforcing our commitment to continuous learning and growth.
Employee Engagement
In May 2024, we conducted our global Your Voice Matters Pulse Survey to measure the impact of action plans developed from the 2023 global survey. A third party was used to administer the survey. Action plans resulting from the 2023 global survey have been modified accordingly and further action plans have been developed and are being executed at all sites to promote continued excellence in employee engagement at Jabil.
Cultural Initiatives
Our commitment to our employees’ safety and wellbeing goes beyond physical health to include social, emotional, and mental health. At Jabil, we provide our full-time employees two days of paid time off for health and wellbeing and one day for community service. From January to August 2024, approximately 79,000 employees have utilized their wellness days, and approximately 19,000 employees have completed a paid day of community service.
To support our commitment to serve our communities where we live and operate, in 2023, Jabil employees completed over 1 million volunteer hours, reaching that milestone for the second consecutive year. From January to August 2024, Jabil employees spent approximately 330,000 service hours in the areas of education, empowerment, and the environment. We believe that while our efforts are locally driven, the impact is global.
Jabil hosted four “Global Volunteer Days,” large-scale volunteer events designed to create shared experiences across the organization around a particular cause. The four Global Volunteer Days held in 2024 were International Women’s Day, Earth Day, World Environment Day, and World Food Day.
Jabil hosted its annual Deliver Best Practices Global Finals in October 2023, with 31 employees and teams competing, representing 19 global locations from nine different countries. This continuous improvement program, which started in 2009, embodies the best of Jabil’s culture while focusing on our key business drivers (People, Process, Social & Environmental, and Technology & Innovation).
As a core part of Jabil’s culture, recognition plays an important role in appreciating others for going above and beyond their normal job duties and doing what’s right for our customers, people, and communities. Jabil acknowledges these well-deserved efforts through our Respect, Recognize. Reward. program, which recognized 1,528 people from 142 sites and 25 countries in fiscal year 2024.

Environmental
We are subject to a variety of federal, state, local, and foreign environmental, health and safety, product stewardship, and producer responsibility laws and regulations, including those relating to the use, storage, discharge, and disposal of hazardous chemicals used during our manufacturing process; those governing worker health and safety; those requiring design changes, supply chain investigation, or conformity assessments; or those relating to the recycling or reuse of products we manufacture.
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
Adam E. Berry (age 47) was named Senior Vice President, Investor Relations & Communications in June 2024. He previously served as Vice President, Investor Relations from September 2018. Mr. Berry held other roles of increasing responsibility since joining Jabil in 2010 as Director of Investor Relations. Mr. Berry holds a bachelor’s in Communications from Boston College and an MBA from Georgia Institute of Technology.
Steven D. Borges (age 56) was named Executive Vice President, Global Business Units in May 2024. He previously served as Executive Vice President, Chief Executive Officer, Diversified Manufacturing Services from June 2022; Executive Vice President, Chief Executive Officer, Regulated Industries, from September 2020, with additional responsibility for additive Manufacturing; and as Executive Vice President, Chief Executive Officer, Healthcare from September 2016 through August 2020. Mr. Borges joined Jabil in 1993. He holds a bachelor’s in Business Administration and Management from Fitchburg State University.
Matthew Crowley (age 49) was named Executive Vice President, Global Business Units in May 2024. He most recently served as Senior Vice President, Global Business Units from May 2022, and from March 2019 until April 2022, as Vice President, Global Business Units, and from February 2018 to February 2019 as Senior Director, Cloud. Before joining Jabil in 2018, Mr. Crowley held positions with Dell and Amazon Web Services.
Michael Dastoor (age 59) was named Chief Executive Officer in May 2024. Over his 24-year tenure at Jabil, he has held multiple leadership roles across Jabil’s global markets, including serving as Executive Vice President, Chief Financial Officer from April 2018. Mr. Dastoor previously served as Senior Vice President, Controller from July 2010. Mr. Dastoor joined Jabil in 2000. He holds a degree in Finance and Accounting from the University of Bombay and is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.
Gregory B. Hebard (age 55) was named Chief Financial Officer in May 2024. He most recently served as Senior Vice President, Treasurer since 2021. Since joining Jabil in 2009, Mr. Hebard has held roles of increasing responsibility in finance, including Senior Vice President, CFO Green Point from 2017 to 2021 and Vice President, Financial Planning & Analysis from 2013 to 2017. He holds a master’s in Business from DePaul University and a bachelor’s in Finance from the University of Iowa.
Frederic E. McCoy (age 56) was named Executive Vice President, Operations in May 2024. He most recently served as Executive Vice President, Global Business Units since August 2023; Executive Vice President & Chief Executive Officer, Electronics Manufacturing Services, from December 2021 and Senior Vice President, Global Business Units from October 2017. Mr. McCoy joined Jabil in 2001. He holds a master’s in International Affairs and Economics from the School of Advanced International Studies (SAIS) at Johns Hopkins University and a bachelor’s in Foreign Service from Georgetown University.
Francis (“Frank”) G. McKay (age 54) was named Senior Vice President, Chief Procurement Officer, in January 2019. Prior to his current role, he served as Vice President, Procurement & Purchasing Services from October 2014 and held a variety of management positions in Europe, Asia and the US since joining Jabil in 1997. Mr. McKay holds a bachelor’s from University of Strathclyde.
Kristine Melachrino (age 46) was named Senior Vice President, General Counsel, in October 2022. She joined Jabil in 2007 holding various roles in the legal department supporting the functional and business teams globally. Prior to this role, Ms. Melachrino served as Vice President, Senior Deputy General Counsel for the global Commercial legal team, advising on complex legal and regulatory matters to facilitate business growth; and Assistant Corporate Secretary. She holds a Juris Doctor from Stetson University College of Law, and an MBA from Stetson University.
Mark T. Mondello (age 60) was named Chairman of Jabil’s Board of Directors effective November 2021 and has been a member of the Board since March 2013. Mr. Mondello served as our Chief Executive Officer until May 2023. Mr. Mondello has retained various executive responsibilities. Mr. Mondello joined Jabil in 1992. He holds a bachelor’s in Mechanical Engineering from the University of South Florida.
Andrew D. Priestley (age 53) was named Executive Vice President, Global Business Units in May 2024. He most recently served as Senior Vice President, Global Business Units April 2014. Since joining Jabil in 1996, he has held positions of increasing responsibility across the Company, including as Vice President, Global Business Units since 2012. Mr. Priestley holds an honour’s in Engineering with Management from the Edinburgh Napier University.
Gary K. Schick (age 54) was named Senior Vice President and Chief Human Resources Officer in October 2023. He most recently served as Vice President, HR Operations from October 2022. Mr. Schick has held several other positions of increasing responsibility in human resources since joining Jabil in August 2018 as a Senior Director, Human Resources. Mr. Schick holds a bachelor’s in Economics from Northwestern University and a Juris Doctor from the University of Pittsburgh School of Law.
May Y. Yap (age 54) was named Senior Vice President, Chief Information Officer in September 2020. She joined Jabil in 2014 as Vice President and CIO of Jabil Green Point. Ms. Yap holds an MBA and a master’s in Computer Science from University of Hull and a doctorate in business administration and management from New York University.
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

Item 1A. Risk Factors
Business and Operational Risks
Our ability to schedule production, manage capital expenditures, and maximize the efficiency of our manufacturing capacity is highly dependent on the actions of our customers, who generally do not commit to long-term production schedules and cancel orders, change production quantities, delay production, and/or change sourcing strategy.
Most of our customers do not commit to firm production schedules for more than one quarter. We make significant decisions, including determining the levels of business that we will seek and accept, production schedules and locations, component procurement commitments, personnel needs, and other resource requirements, based on our estimate of customer requirements. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity and supply chain capabilities.
Many factors outside of our control impact our customers and their ordering behavior, including recession in end markets, changing technology and industry standards, commercial acceptance for products and shifting market demand, product obsolescence, global pandemics, and loss of business. Customers have canceled their orders, changed production quantities or designs, delayed production, changed their sourcing strategy, and terminated their relationships with us. We cannot assure you that present or future customers will not terminate their service arrangements with us or significantly change, reduce, cancel, or delay the amount of services ordered. Such changes, delays, and cancellations have led to, and may lead in the future to, a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has, and may again, result in write downs of inventories, reduction in the number of products that we sell, delays in payment for inventory that we purchased, and reductions in the use of our manufacturing facilities. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations. In the past, we have also been required to increase staffing and other expenses in order to meet anticipated demand. On occasion, customers have required rapid increases in production for one or more of their products or requested that we relocate our manufacturing operations or transfer manufacturing from one facility to another, which stresses our resources and may reduce operating margins.
Our business at times experiences periods of rapid growth which can place considerable demands upon our management team and our operational, financial, and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier, and other favorable business relationships during transition periods; efficiently and effectively dedicate resources to existing customers as well as new projects; acquire or construct additional facilities; occasionally transfer operations to different facilities; acquire equipment in anticipation of demand; procure materials and components; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to hire, train, motivate and manage our employees. Our failure to effectively manage growth, as well as our failure to realize the anticipated benefits of the actions we take to try to manage our growth, could have a material adverse effect on our results of operations.
In addition, we sometimes experience difficulty forecasting the timing of our receipt of payment from customers. The necessary process to begin manufacturing can be lengthy. Because we make capital expenditures during this ramping-up process and do not receive payment until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping-up process have, and may again have, a significant adverse effect on our cash flows and our results of operations. Servicing our largest customers may also require us to increase our capital expenditures.
Because we depend on a limited number of customers, a reduction in sales to any one of those customers has and could again cause a significant decline in our revenue.
We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of customers for a significant percentage of our net revenue and upon their continued existence, growth, viability, and financial stability. See “Business – The Company.” In some instances, particular manufacturing services we provide for a customer represent a significant portion of the overall revenue we receive from that customer. As a result of this concentration, a reduction in business from one or more of our largest customers could have a material adverse effect on our results of operations. In addition, if one or more of our significant customers were to become insolvent or otherwise become unable to pay us on a timely basis, or at all, our operating results and financial condition could be adversely affected.

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
If a component shortage is threatened or anticipated, we have and may in the future purchase such components early to avoid a delay or interruption in our operations. Purchasing components early has, and may again cause us to incur additional inventory carrying costs and experience inventory obsolescence, both of which may not be recoverable from our customers and could adversely affect our gross profit margins and results of operations. A component shortage will require us to look to second tier vendors or to procure components through brokers. Component availability may be impacted by a supplier’s decision to change part design, performance specifications, manufacturing process, manufacturing locations, and/or use of subcontractors, or by both planned and unforeseen product discontinuation.
Although the impact of the Russia/Ukraine conflict on our supply chain has not been significant, some sub-tier suppliers providing raw materials such as palladium, neon gas, and high-grade aluminum are partially dependent on supply from the regions that may be impacted by the conflict. We will continue to closely monitor the supply availability and price fluctuations of these raw materials. In addition, we source some parts from certain suppliers located in Israel. Although the impact of the Russia/Ukraine conflict and conflicts in the Middle East on our supply chain has not been significant to date, we cannot assure you that this will continue to be the case. Price increases resulting from such shortages and/or other factors which we cannot recover from our customers may adversely impact our results of operations.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement.”
Customer relationships with emerging companies present more risks than with established companies.
Customer relationships with emerging companies present special risks because we do not have an extensive product or customer relationship history. There is less demonstration of market acceptance of their products, making it harder for us to anticipate requirements as compared to established customers. Our credit risk on these customers, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill indemnification obligations to us, are potentially increased. We sometimes offer these customers extended payment terms, loans, and other support and financial accommodations which increases our financial exposure and has impacted our financial results in the past.

The success of our business is dependent on our ability to keep pace with technological changes and competitive conditions in our industry and our ability to effectively adapt our services as our customers react to technological changes and competitive conditions in their respective industries.
If we are unable to offer technologically advanced, cost effective, quick response manufacturing services that are differentiated from our competition (including utilization of machine learning and artificial intelligence) and adapt those services as our customers’ requirements change, demand for our services will decline.
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
As a result, we must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our assumptions will accurately reflect customer demand. After the development of a new business model, program, product, or service, we typically must be able to manufacture appropriate volumes quickly and at low cost. To accomplish this, we endeavor to accurately forecast volumes, mixes of products and configurations; however, we do not always succeed at doing so.
The addition of new customers has also introduced different demand cycles. For example, cloud-based service providers are cyclically different from our traditional customers, creating changes to our historical revenue patterns and increasing the complexity of the management of our working capital requirements.
We compete with numerous other diversified manufacturing service providers, electronic manufacturing services, design providers, and others.
Our business is highly competitive, and our manufacturing processes are generally not subject to significant proprietary protection. We compete against numerous domestic and foreign electronic manufacturers, manufacturing service providers, design providers, and others. The significant purchasing power and market power of these competitors, many of which are large companies, has and could increase pricing and competitive pressures for us. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources. These competitors may:
•respond more quickly to new or emerging technologies or changes in customer requirements;
•have technological expertise, engineering capabilities, and/or manufacturing resources that are greater than ours;
•have greater name recognition, critical mass, and geographic market presence;
•be better able to take advantage of acquisition opportunities;
•devote greater resources to the development, promotion, and sale of their services and execution of their strategy;
•be better positioned to compete on price for their services;
•have excess capacity, and be better able to utilize such excess capacity;
•have greater direct buying power from component suppliers, distributors, and raw material suppliers;
•have lower cost structures as a result of their geographic location or the services they provide;
•be willing or able to make sales or provide services at lower margins than we do;

•have increased vertical capabilities, providing them greater cost savings.
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
We rely on a variety of common carriers across the globe to transport our materials from our suppliers and to our customers. Problems suffered by any of these common carriers, including natural disaster, pandemic, labor problems, increased energy prices, or criminal activity, has and could result in shipping delays for products or materials, increased costs, or other supply chain disruptions, and could therefore have a negative impact on our ability to receive products from suppliers and deliver products to customers, resulting in a material adverse effect on our operations.
We may not be able to maintain our engineering, technological, and manufacturing expertise.
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
Although we use the assembly and testing technologies, equipment, and processes that are currently required by our customers, we cannot be certain that we will be able to maintain or develop the capabilities required by our customers in the future. The emergence of new technology, industry standards, or customer requirements may render our equipment, inventory, or processes obsolete or noncompetitive. The acquisition and implementation of new technologies and equipment and the offering of new or additional services to our customers has in the past and may again in the future require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we newly establish or acquire, we may not be able to insert or maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire sufficient personnel to maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our results of operations.
We depend on attracting and retaining officers, managers, and skilled personnel.
Our success depends to a large extent upon the continued services of our officers, managers, and skilled personnel. These employees are not generally bound by employment or non-competition agreements, and we cannot assure you that we will retain them. To aid in managing our growth and strengthening our pool of management and skilled personnel, we will need to internally develop, recruit, and retain skilled management personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.
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
•increased scrutiny by the media and other third parties of labor practices within our industry (including working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws, and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;
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
•the Israel-Hamas war, attacks on shipping vessels in the Red Sea, the possibility of military activity in countries near or adjacent to Israel, and the sanctions and other actions that have or may be taken by other governments around the world in response could impact the Company although we have limited business in Israel;
•risk of governmental expropriation of our property;
•inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation, and raw materials);
•legal or political constraints on our ability to maintain or increase prices;
•health concerns, epidemics, and related government actions;
•increased travel costs and difficulty in coordinating our communications and logistics across geographic distances and multiple time zones;
•longer customer payment cycles and difficulty collecting trade accounts receivable;
•fluctuations in currency exchange rates;
•economies that are emerging or developing or that are subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange, and other risks;
•higher potential for theft, misappropriation, or unauthorized access to or use of technology, data, or intellectual property; and

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
In particular, a significant portion of our manufacturing, design, support and storage operations are conducted in our facilities in China, and revenues associated with our China operations are important to our success. Therefore, our business, financial condition, and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive, infrastructure and other factors in China. International trade disputes or political differences with China have and could result in tariffs and other measures that could adversely affect the Company’s business. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rule, and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules, and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector due to the intensely competitive and fluid market for labor, and the retention of adequate labor is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. We are also subject to risks associated with our subsidiaries organized in China. For example, regulatory and registration requirements and government approvals affect the financing that we can provide to our subsidiaries. If we fail to receive required registrations and approvals to fund our subsidiaries organized in China, or if our ability to remit currency out of China is limited, then our business and liquidity could be adversely affected.
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
We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions; divestitures may adversely affect our business, reputation, financial condition, results of operations, or cash flows.
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
In recent years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. The process of restructuring entails, among other activities, moving production between facilities, transferring programs from higher cost geographies to lower cost geographies, closing facilities, reducing the level of staff, realigning our business processes, and reorganizing our management.

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
We have and may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements or following divestitures. We have and may consolidate or divest certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted.
Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, have and could in the future adversely affect our operations.
We rely on information systems, some of which are managed by third parties, to store, process, and transmit confidential information, including financial reporting, inventory management, procurement, invoicing, and electronic communications, belonging to our customers, our suppliers, our employees, and/or us. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted, and we have implemented certain business continuity items including data backups at alternative sites. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks, and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures. These include industrial espionage attacks, data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data, and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions), and poor publicity. Any of these could adversely affect our financial results. In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and globally. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.

Regulatory Risks
We are subject to extensive government regulations and industry standards and the terms of complex contracts; a failure to comply with current and future regulations and standards, or the terms of our contractual arrangements, could have an adverse effect on our business, customer relationships, reputation, and profitability.
We are subject to extensive government regulation and industry standards relating to the products we design and manufacture as well as how we conduct our business, including regulations and standards relating to labor and employment practices, workplace health and safety, the environment, sourcing and import/export practices, the market sectors we support, privacy and data protection, the regulations that apply to government contracts, machine learning, and artificial intelligence, and many other facets of our operations. The regulatory climate in the U.S. and other countries has become increasingly complex and fragmented, and regulatory activity has increased in recent periods. Failure or noncompliance with such regulations or standards could have an adverse effect on our reputation, customer relationships, profitability, and results of operations. In addition, we regularly enter into a large number of complex contractual arrangements as well as operate pursuant to the terms of a significant number of ongoing intricate contractual arrangements. Our failure or our customers’ failure to comply with the terms of such arrangements could expose us to claims or other demands and could have an adverse effect on our reputation, customer relationships, profitability, and results of operations.
If we manufacture products containing design or manufacturing defects, demand for our services may decline, our reputation may be damaged, and we may be subject to liability claims.
Our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, have occurred and may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines, or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects have resulted in, and may in the future result in, liability claims against us, expose us to liability to pay for the recall or remanufacture of a product, or adversely affect product sales or our reputation. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims. Any of these actions could increase our expenses, reduce our revenue or damage our reputation as a supplier to these customers.
We may face heightened liability risks specific to our medical device business as a result of additional healthcare regulatory related compliance requirements and the potential severe consequences (e.g., death or serious injury) that could result from manufacturing defects or malfunctions of the medical devices we manufacture or design.
As a service provider engaged in the business of designing and manufacturing medical devices for our customers, we have compliance requirements in addition to those relating to other industries we serve within our business. We are required to register with the U.S. Food and Drug Administration (“FDA”) and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”), including current Good Manufacturing Practices (cGMPs). This regulation establishes requirements for manufacturers of medical devices to implement design and process manufacturing controls, quality control, labeling, handling, and documentation procedures. The FDA, through periodic inspections and post-market surveillance, continuously and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may elect to take enforcement action against us, including issuing inspection observations or a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured, issuing an import detention on products entering the U.S. from an offshore facility, or temporarily halting operations at or shutting down a manufacturing facility.

Beyond the FDA, our medical device business is also subject to applicable state and foreign regulatory requirements. Within the European Union (“EU”), we are required to fulfill certain internationally recognized standards and must undergo periodic inspections to obtain and maintain certifications to these standards. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the National Medical Products Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufacturers, or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other foreign countries where we operate have similar laws regarding the regulation of medical device manufacturing. In the event of any noncompliance with these requirements, interruption of our operations and/or ability to allow commerce in these markets could occur, which in turn could cause our reputation and business to suffer.
Compliance or the failure to comply with current and future environmental, health and safety, product stewardship, and producer responsibility laws or regulations could cause us significant expense.
We are subject to a variety of federal, state, local, and foreign environmental, health and safety, product stewardship, and producer responsibility laws and regulations, including those arising from global pandemics or relating to the use, generation, storage, discharge, and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments, and those relating to the recycling or reuse of products we manufacture. If we fail to comply with any present or future regulations or timely obtain any needed permits, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement, and inventory management activities.
Certain environmental laws impose liability for the costs of investigation, removal, and remediation of hazardous or toxic substances on an owner, occupier, or operator of real estate, or on parties who arranged for hazardous substance treatment or disposal, even if such person or company was unaware of, or not responsible for, contamination at the affected site. Soil and groundwater contamination may have occurred at or near, or may have arisen from, some of our facilities. From time to time we investigate, remediate, and monitor soil and groundwater contamination at certain of our operating sites. In certain instances where contamination existed prior to our ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in us being required to address such contamination. As a result, we may incur clean-up costs in such potential removal or remediation efforts. In other instances, we may be responsible for clean-up costs and other liabilities, including the possibility of claims due to health risks by both employees and non-employees, as well as other third-party claims in connection with contaminated sites.
In addition, there is an increasing governmental focus around the world on global warming and environmental impact issues, which has resulted in new environmental, health, and safety regulations that may affect us, our suppliers, and our customers. This could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both, incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.
We have limited insurance coverage for potential environmental liabilities associated with current operations, and we do not anticipate increasing such coverage in the future.
We are subject to litigation and proceedings, which may result in substantial expenses, settlement costs, or judgments; require the time and attention of key management resources; and result in adverse publicity, any of which may negatively impact our financial performance.
We are party to various legal actions incidental to our business, as plaintiff or defendant, as well as various other claims, suits, investigations, and legal or governmental proceedings. Regardless of the merits of the claims, litigation or governmental proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher expenses, which could have a material adverse effect on our business, financial condition, or results of operations. We cannot predict the final outcome of such lawsuits or proceedings or the likelihood that other proceedings will be initiated against us. Accordingly, the cost of defending against such lawsuits or proceedings, or any future lawsuits or proceedings, may be high and, in any event, these legal proceedings may result in the diversion of our management's time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could be in excess of any amounts accrued and could have a material adverse effect on our reputation, financial condition, and/or results of operations.
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
Even though many, but not all, of our contracts require others to indemnify Jabil for intellectual property claims relating to their products, designs, or technology, any such party may not, or may not have the resources to, assume responsibility for such claims. We may be responsible for claims that our services, designs, technologies, products, or components, equipment, or processes we supply or use, infringe, misappropriate, or otherwise violate third party intellectual property rights. Providing turnkey design solutions, designs, technologies, products, and other services may expose us to different or greater potential liabilities than those we face providing traditional manufacturing services. These liabilities may include an increase in exposure to claims that products we design or supply, or processes, materials, or components we use, infringe, misappropriate, or otherwise violate third-party intellectual property rights. Customers for our products and services in which we provide significant design or technology contributions sometimes require that we indemnify them against risk of intellectual property claims.
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
The success of certain aspects of our business depends in part on our ability to obtain, protect, and leverage intellectual property rights.
In certain circumstances, we strive to obtain and protect certain intellectual property rights related to solutions, designs, processes, and products that we create. We believe that obtaining a significant level of protected proprietary technology may give us a competitive advantage. In addition to selectively relying on patent rights, we rely on unpatented proprietary know-how and trade secrets and employ various methods, including non-disclosure agreements, with our customers, employees, and suppliers and our internal security systems, policies, and procedures to protect our know-how and trade secrets. However, we cannot be certain the measures we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our solutions, designs, processes, and products, this could reduce or eliminate competitive advantages of our proprietary technology, which would harm our business and could have a material adverse effect on our results of operations and financial position.
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
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities (including application of transfer pricing rules to our intercompany transactions) and to possible changes in law. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate has been and may be increased by changes in the mix of earnings between jurisdictions, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates, or taxing authorities adopting more aggressive interpretations of tax laws. In addition, acquisitions and/or divestitures may cause our effective tax rate to increase, depending on the jurisdictions in which the operations are located.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax rate. Many countries, including countries in which we have tax incentives, have enacted or are in the process of enacting laws based on the OECD’s proposals. Our effective tax rate and cash tax liability could be adversely impacted by these rules beginning in fiscal year 2025, with the full impact occurring in subsequent years.
Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted, which could occur if we are unable to satisfy the conditions on which such incentives are based, if they are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions otherwise increase. Further, the global minimum tax is expected to reduce the benefits achieved from tax incentives.

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
Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities, or make substantial investments in our infrastructure or in support of customer opportunities, our capital needs would increase and could result in our need to increase borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. An increase in the level of our indebtedness, among other things, could:
•make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements, or other purposes;
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
Although a significant number of our operations are located outside the United States, the majority of our business is conducted in U.S. dollars. Changes in exchange rates will affect our net revenue, cost of sales, operating margins, and net income. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to hedge our exposure to exchange rate fluctuations. We believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful, if the counterparties to these hedging activities default on their obligations to us or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. In addition, certain countries in which we operate have adopted, or may adopt, currency controls requiring that local transactions be settled only in local currency. Such controls could require us to hedge larger amounts of local currency than we have in the past.

An impairment in the value of our assets would reduce the value of our assets and reduce our net income in the year in which the write-off occurs.
We have recorded intangible assets, including goodwill, in connection with business acquisitions. We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. Refer to Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for further discussion of the impairment testing of goodwill and identifiable intangible assets. A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of our businesses, and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future, which could impact our consolidated balance sheet, as well as our consolidated statements of operations.
General Risk Factors
Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations.
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may affect our reporting of transactions that are completed before a change is announced. Changes to those rules or questions as to how we interpret or implement them may have a material adverse effect on our reported financial results or on the way we conduct business.
We are subject to risks associated with natural disasters, climate change, and global events.
Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water or other natural resource shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as direct or indirect terrorist acts or acts of war, other natural or manmade disasters, boycotts and sanctions, or widespread criminal activities. Such events could make it difficult or impossible to manufacture or to deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-source supplier programs on many of our materials, which we believe better enables us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate or may not continue to be available at commercially reasonable rates and terms.
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
Expectations relating to environmental, social, and governance considerations expose the Company to potential liabilities, increased costs, reputational harm, and other adverse effects on the Company’s business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity, equity, and inclusion. In addition, we make statements about our environmental, social, and governance goals and initiatives through our sustainability report. Responding to these environmental, social, and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires investments. We cannot guarantee that we will achieve our goals and initiatives. Any failure, or perceived failure, to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state, or international environmental, social, and governance laws and regulations, or meet evolving and varied shareholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price.

Item 1B. Unresolved Staff Comments
There are no unresolved written comments from the SEC staff regarding our periodic or current reports.
Item 1C. Cybersecurity
Risk Management and Strategy
We are committed to reducing the risk of cybersecurity compromise, either intentional or unintentional, to our customers, employees, and company proprietary information resources.
Our cybersecurity risk management program is integrated into our global enterprise risk management framework, which is designed to help identify, monitor, and mitigate key strategic risks. Our enterprise risk assessment, which includes data protection and cybersecurity, is developed annually to provide insight into the risks with the greatest potential to impact Jabil’s strategy and our financial goals. Key components of our cybersecurity risk management program include the following:
•Cybersecurity policies. We leverage cybersecurity industry-standard frameworks and insights from internal assessments to develop policies to guide the use of our information assets (for example, business information and information resources such as mobile phones, computers, and workstations), access to specific intellectual property or technologies, and protection of personal information. The Company has also established written policies and procedures to help ensure that cybersecurity incidents are quickly assessed and addressed.
•Risk assessment. The Company uses routine risk assessment processes to identify and prioritize cybersecurity risks, employ operational controls to mitigate risks, report incidents, and analyze trends, and employ a corrective action process to address nonconformities. Key risk indicators are used across all business functions to monitor and measure our cybersecurity risk exposure. Through this cross-functional approach, management identifies potential operational and strategic risks which could impact our strategy and financial goals.
•System safeguards. We implement industry-standard technical safeguards that are designed to protect our information systems, operations, and sensitive information from cybersecurity threats. By collaborating with internal stakeholders across the company, we integrate foundational cybersecurity principles throughout our organization, including multiple layers of cybersecurity defenses and restricted access based on business need. We frequently conduct vulnerability assessments to identify new risks and periodically test the efficacy of our safeguards through both internal and external penetration tests.
•Security Awareness and Training. Cybersecurity education contributes to safety of the Company, customer data, and employee sensitive data and assets. Our employees undergo regular training on information security, cybersecurity awareness, and the protection of confidential information. This training is designed to promote an understanding of the behaviors and technical requirements needed to safeguard Company data. Additionally, we provide ongoing education to help employees recognize and report suspicious activity. In addition, higher risk employees undergo routine anti-phishing testing and training.
•Assessments. We periodically assess and test our cybersecurity policies, standards, processes, and practices that are designed to address threats. This includes monthly metrics review, threat modeling, vulnerability testing, and other exercises to evaluate our cybersecurity effectiveness. We regularly engage third parties to assist with our assessments and testing. Where appropriate, we adjust our cybersecurity policies, standards, processes, and practices accordingly based on internal and external assessment and testing results.
•Engagement of third-party service providers. The Company utilizes third-party cybersecurity experts to assess the Company’s cybersecurity risks and conduct penetration testing to measure our cybersecurity risk management program relative to industry-standard frameworks. The Company has established a standardized process for assessing and managing potential risks associated with the engagement of third-party service providers that request access to the Company’s information systems.

•Incident response. The Cybersecurity Incident Response Team (“CIRT”), deploys, maintains, and monitors various tools and processes designed to safeguard against and detect cybersecurity incidents that may occur. As part of our incident response program, members of management are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. In accordance with established written policies and procedures, escalation protocols are used to provide information to, and engage with, executive management, the Cybersecurity Committee and the Board, throughout the incident response process. The CIRT reviews these controls regularly, and makes enhancements as needed to incorporate lessons learned, updated industry standards, and any new or revised legal requirements.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Additional information about our cybersecurity risks is discussed in “Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, have and could in the future adversely affect our operations” in Item 1A. Risk Factors, which should be read in conjunction with the information above.
Governance
The Board oversees risk management directly and through its committees. Generally, the Board oversees risks that may affect the business of Jabil as a whole, including operational matters. The Cybersecurity Committee (“the Committee”) assists the Board in fulfilling its oversight responsibilities with regard to the Company’s cybersecurity programs and risks, including the cybersecurity practices, procedures, and controls management uses to identify, assess, and manage the Company’s key cybersecurity programs and risks, to protect the confidential intellectual property information and data of the Company and its customers and to comply with applicable data protection laws and regulations.
The Committee of the Board meets quarterly. At each meeting, it receives reports from the Chief Information Security Officer (“CISO”).
As part of its role in overseeing risk management, the Committee periodically reports to the Board regarding briefings provided by management and advisors as well as the Committees’ own analysis and conclusions regarding cybersecurity risks faced by the Company. The Committee will review with management and the Board, and advise them regarding the following matters, as necessary:
•Management’s implementation of cybersecurity programs, policies, and procedures and management’s actions to safeguard their effectiveness;
•The effectiveness of the Company’s cybersecurity programs and its practices for identifying, assessing, and mitigating cybersecurity risks across all business functions;
•The Company’s controls to prevent, detect and respond to cyber-attacks or information or data breaches involving the Company;
•Cyber crisis preparedness, incident response plans, and disaster recovery capabilities;
•Reports and presentations received from management and the Company’s advisors regarding the management of cybersecurity programs and risks, including protection of confidential intellectual property, information, and data.
The CISO leads the Corporate Information Security organization which oversees the security posture of Jabil’s data, networks, and resources. The CISO is responsible for notifying and providing updates on cybersecurity incidents to the Chief Information Officer (“CIO”). The CIO is responsible for overseeing global IT operations and digital transformation across the Company and leads the strategic direction on IT polices to safeguard company and client assets against cybersecurity threats.
The CISO has over 38 years of experience working in cybersecurity, risk management, and infrastructure technology and network architecture. Our CISO holds industry-recognized cybersecurity certifications, including Certified Information Systems Security Professional (CISSP) certification. The CIO has over 32 years of experience focused on corporate strategy formulation and implementation, IT management including cybersecurity, and business and process transformation.

Item 2. Properties
We own or lease facilities located primarily in the geographies listed below. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The majority of the square footage is active manufacturing space and are reported in both the EMS and DMS operating segments, as both use these properties. Our corporate headquarters is located in St. Petersburg, Florida.
The table below lists the approximate square footage for our facilities as of August 31, 2024 (in millions):

Region	Approximate Square Footage
Asia(1)	21
Americas	13
Europe	4
Total(2)(3)	38

(1)Decrease from prior period is driven by the divestiture of the Mobility Business during the fiscal year ended August 31, 2024. See Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
(2)Approximately 8% of our total square footage is not currently used in business operations.
(3)Consists of 13 million square feet in facilities that we own with the remaining 25 million square feet in leased facilities.
Our manufacturing facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards.
Item 3. Legal Proceedings
See the discussion in Note 19 – “Commitments and Contingencies” to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Dividends
Our common stock trades on the New York Stock Exchange under the symbol “JBL.” See discussion of our cash dividends declared to common shareholders in Note 13 – “Stockholders’ Equity” to the Consolidated Financial Statements.
We expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance and global economic conditions.
On October 21, 2024, the closing sales price for our common stock as reported on the New York Stock Exchange was $124.37. As of October 21, 2024, there were 1,040 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Stock Performance Graph
The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2024, with the cumulative stockholder return of the (1) S&P 400 Index, (2) S&P 500 Index, and (3) peer group which includes Celestica Inc., Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

August 31	2019	2020	2021	2022	2023	2024
Jabil Inc.	$100	$120	$218	$214	$407	$390
S&P 400 Index – Total Returns(1)	$100	$104	$151	$135	$150	$178
S&P 500 Index – Total Returns(1)	$100	$122	$160	$142	$165	$209
Peer Group	$100	$116	$181	$174	$190	$323

(1)During the fiscal year ended August 31, 2024, we were added to the S&P 500 Index. We were previously a member of the S&P 400 Index.
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended August 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
June 1, 2024 – June 30, 2024	5,275,487	$112.44	5,275,487	$—
July 1, 2024 – July 31, 2024	2,983	$110.54	—	$—
August 1, 2024 – August 31, 2024	—	$—	—	$—
Total	5,278,470	$112.44	5,275,487

(1)The purchases include amounts that are attributable to 2,983 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
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
We are one of the leading providers of worldwide manufacturing services and solutions. We provide comprehensive electronics design, production, and product management services to companies in various industries and end markets. We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompass the act of producing tangible components that are built to customer specifications and are then provided to the customer.
On December 29, 2023 (“the Closing Date”), we completed the sale of our product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi (the “Mobility Business”) to an affiliate of BYD Electronic (International) Co. Ltd. (“BYDE”) for pre-tax cash proceeds of approximately $2.2 billion, subject to certain post-closing adjustments.
At August 31, 2024, we had two reporting segments: Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital and risk profiles. Our EMS segment is focused on leveraging IT, supply chain design, and engineering, technologies largely centered on core electronics, utilizing our large-scale manufacturing infrastructure and our ability to serve a broad range of end markets. Our EMS segment is a high-volume business that produces product at a quicker rate (i.e., cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-capital equipment, and networking and storage industries. Our DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies, and healthcare. Our DMS segment includes customers primarily in the automotive and transportation, connected devices, and healthcare and packaging industries. The DMS segment included the results of the Mobility Business prior to the Closing Date.
Beginning September 1, 2024, we reorganized our internal structure to focus on speed, precision, and solutions and as a result of our organizational realignment, we will report our business in the following three segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation, and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture; the cost of labor and manufacturing overhead; and adjustments for excess and obsolete inventory. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspecting, and stocking of materials. At times, we collect deposits from our customers related to the purchase of inventory in order to effectively manage our working capital. Although we bear the risk of fluctuations in the cost of materials and excess scrap, our ability to purchase components and materials efficiently may contribute significantly to our operating results. While we periodically negotiate cost of materials adjustments with our customers, rising component and material prices may negatively affect our margins. Net revenue from each product that we manufacture consists of an element based on the costs of materials in that product and an element based on the labor and manufacturing overhead costs allocated to that product. Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product.
Our operating results are impacted by the level of capacity utilization of manufacturing facilities; indirect labor costs; and selling, general, and administrative expenses. Operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have reduced operating income margins.
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
See Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Fiscal Year Ended August 31,
	2024	2023	2022
Net revenue	$28,883	$34,702	$33,478
Gross profit	$2,676	$2,867	$2,632
Operating income	$2,013	$1,537	$1,393
Net income attributable to Jabil Inc.	$1,388	$818	$996
Earnings per share – basic	$11.34	$6.15	$7.06
Earnings per share – diluted	$11.17	$6.02	$6.90
Key Performance Indicators
Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. Changes in our operating assets and liabilities are largely affected by our working capital requirements, which are dependent on the effective management of our sales cycle as well as timing of payments. Our sales cycle measures how quickly we can convert our manufacturing services into cash through sales. We believe the metrics set forth below are useful to investors in measuring our liquidity, as future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable, and accounts payable.
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2024	May 31, 2024	August 31, 2023(1)
Sales cycle(2)	34 days	47 days	43 days
Inventory turns (annualized)(3)	5 turns	4 turns	5 turns
Days in accounts receivable(4)	46 days	45 days	40 days
Days in inventory(5)	76 days	81 days	80 days
Days in accounts payable(6)	88 days	79 days	77 days

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

(4)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended August 31, 2024, the increase in days in accounts receivable from the three months ended August 31, 2023, was primarily due to the timing of collections.
(5)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2024, the decrease in days in inventory from the prior sequential quarter and the three months ended August 31, 2023, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(6)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2024, the increase in days in accounts payable from the prior sequential quarter and the three months ended August 31, 2023, was primarily due to timing of purchases and cash payments during the quarter.
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
Revenue Recognition
For our over time customers, we believe the measure of progress which best depicts the transfer of control is based on costs incurred to date, relative to total estimated cost at completion (i.e., an input method). This method is a faithful depiction of the transfer of goods or services because it results in the recognition of revenue on the basis of our to-date efforts in the satisfaction of a performance obligation relative to the total expected efforts in the satisfaction of the performance obligation. We believe that the use of an input method best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. The transaction price of each performance obligation is generally based upon the contractual standalone selling price of the product or service.
Inventory Valuation
We purchase inventory based on forecasted demand and record inventory at the lower of cost and net realizable value. Management regularly assesses inventory valuation based on current and forecasted usage, customer inventory-related contractual obligations, and other lower of cost and net realizable value considerations. If actual market conditions or our customers’ product demands are less favorable than those projected, additional valuation adjustments may be necessary.
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
We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We may elect to perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If the qualitative assessment is not performed or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds the carrying value, the recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a loss is recognized in the amount equal to that excess.

For further discussion related to impairment analyses performed during fiscal year 2024, and performed in connection with the divestiture of the Mobility Business, refer to Note 6 – “Goodwill and Other Intangible Assets” and Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements.
Income Taxes
We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the Consolidated Financial Statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 16 – “Income Taxes” to the Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 20 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, for the results of operations discussion for the fiscal year ended August 31, 2023, compared to the fiscal year ended August 31, 2022.
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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net revenue	$28,883	$34,702	$33,478	(16.8)%	3.7%
2024 vs. 2023
Net revenue decreased during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023. Specifically, the EMS segment net revenue decreased 18% primarily due to: (i) a 9% decrease in revenues from existing customers within our 5G, wireless, and cloud business, primarily driven by the continued transitioning to a customer-controlled consignment model in our cloud business during fiscal year 2024, (ii) a 4% decrease in revenues from existing customers within our industrial and semi-capital equipment business, (iii) a 3% decrease in revenues from existing customers within our digital print and retail business, and (iv) a 2% decrease in revenues from existing customers within our networking and storage business. The DMS segment net revenue decreased 16% due to: (i) a 13% decrease primarily driven by the divestiture of the Mobility Business, (ii) a 3% decrease in revenues from existing customers within our connected devices business, and (iii) a 1% decrease in revenues from existing customers within our healthcare and packaging business. The decrease is partially offset by a 1% increase in revenues from existing customers within our automotive and transportation business.

On December 29, 2023, we completed the sale of the Mobility Business. See Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2024	2023	2022
EMS	48%	48%	50%
DMS	52%	52%	50%
Total	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2024(1)	2023	2022
Foreign source revenue	82.5%	85.8%	83.9%

(1)Decrease from prior periods is driven by the divestiture of the Mobility Business during the fiscal year ended August 31, 2024. See Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2024	2023	2022
Gross profit	$2,676	$2,867	$2,632
Percent of net revenue	9.3%	8.3%	7.9%
2024 vs. 2023
Gross profit as a percentage of net revenue increased for the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023, primarily due to product mix and depreciation and amortization for long-lived assets related to the Mobility Business divestiture no longer being recorded while these assets were classified as held for sale.
Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selling, general and administrative	$1,160	$1,206	$1,154	$(46)	$52
2024 vs. 2023
Selling, general and administrative expenses decreased during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023. The decrease is primarily due to lower salary and salary related expenses.
Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2024	2023	2022
Research and development	$39	$34	$33
Percent of net revenue	0.1%	0.1%	0.1%

2024 vs. 2023
Research and development expenses remained consistent as a percent of net revenue during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023.
Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Amortization of intangibles	$40	$33	$34	$7	$(1)
2024 vs. 2023
Amortization of intangibles increased during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023, primarily due to amortization related to the Green Point trade name, which was reclassified to a definite-lived intangible asset during fiscal year 2024. The increase is partially offset by certain intangible assets that were fully amortized during fiscal year 2023.
Restructuring, Severance, and Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Restructuring, severance and related charges	$296	$57	$18	$239	$39
2024 vs. 2023
Restructuring, severance and related charges increased during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023, primarily due to charges related to the 2024 Restructuring Plan.
2024 Restructuring Plan
On September 26, 2023, our Board of Directors approved a restructuring plan to (i) realign our cost base for stranded costs associated with the sale and realignment of the Mobility Business and (ii) optimize our global footprint. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) cost base and capacity realignment (the “2024 Restructuring Plan”).
The 2024 Restructuring Plan, totaling approximately $300 million in pre-tax restructuring and other related costs, was substantially complete as of August 31, 2024.
2025 Restructuring Plan
On September 24, 2024, our Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our SG&A and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”). The 2025 Restructuring Plan reflects our intention only and restructuring decisions, including the timing of such decisions, at certain locations remain subject to consultation with the Company’s employees and their representatives.
Based on the analysis done to date, we currently expect to recognize approximately $150 million to $200 million in pre-tax restructuring and other related costs over the course of our 2025 fiscal year. The charges relating to the 2025 Restructuring Plan are currently expected to result in net cash expenditures of approximately $100 million to $130 million that will be payable over the course of our fiscal years 2025 and 2026. The exact timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Our estimates for the charges discussed above exclude any potential income tax effects.

See Note 15 – “Restructuring, Severance and Related Charges” to the Consolidated Financial Statements for further discussion of restructuring, severance and related charges.
Gain from the Divestiture of Businesses

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Gain from the divestiture of businesses	$(942)	$—	$—	$(942)	$—
In the second quarter of fiscal year 2024, we completed the divestiture of the Mobility Business. As a result of the transaction, we recorded a pre-tax gain of $942 million, subject to certain post-closing adjustments that are still being finalized.
See Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Acquisition and Divestiture Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Acquisition and divestiture related charges	$70	$—	$—	$70	$—
Acquisition and divestiture related charges recorded during the fiscal year ended August 31, 2024, primarily related to transaction and disposal costs incurred in connection with the divestiture of the Mobility Business.
See Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Loss on Debt Extinguishment

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Loss on debt extinguishment	$—	$—	$4	$—	$(4)
2024 vs. 2023
There were no losses on extinguishment of debt during the fiscal years ended August 31, 2024, and 2023.
Other Expense

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Other expense	$89	$69	$12	$20	$57
2024 vs. 2023
Other expense increased during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023, due to an increase in fees primarily due to higher interest rates on our trade accounts receivable sales programs and global asset-backed securitization program, as well as higher utilization of our global asset-backed securitization program.

Interest Expense, net

	Fiscal Year Ended August 31,			Change
(in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest expense, net	$173	$206	$146	$(33)	$60
2024 vs. 2023
Interest expense, net decreased during the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023, due to lower borrowings primarily on our credit facilities and commercial paper program. The decrease is partially offset by an increase due to higher interest rates primarily on our credit facilities and commercial paper program.
Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Effective income tax rate	20.7%	35.2%	19.1%	(14.5)%	16.1%
2024 vs. 2023
The effective income tax rate decreased for the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023, primarily due to: (i) the gain from the divestiture of the Mobility Business and corresponding $58 million of income tax expense for the fiscal year ended August 31, 2024, and (ii) an income tax expense of $146 million related to a change in the indefinite reinvestment assertion associated with the divestiture of the Mobility Business for the fiscal year ended August 31, 2023. These decreases were partially offset by a change in the jurisdictional mix of earnings, driven in part by restructuring charges, for the fiscal year ended August 31, 2024.
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
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, gain from the divestiture of businesses, acquisition and divestiture related charges, loss on debt extinguishment, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
In fiscal year 2023, the Company adopted an annual normalized tax rate (“normalized core tax rate”) for the computation of the non-GAAP (core) income tax provision to provide better consistency across reporting periods. In estimating the normalized core tax rate annually, the Company utilizes a full-year financial projection of core earnings that considers the mix of earnings across tax jurisdictions, existing tax positions, and other significant tax matters. The Company may adjust the normalized core tax rate during the year for material impacts from new tax legislation or material changes to the Company’s operations.
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
Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 for the non-GAAP financial measures discussion for the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022.
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in millions, except for per share data)	2024	2023	2022
Operating income (U.S. GAAP)	$2,013	$1,537	$1,393
Amortization of intangibles	40	33	34
Stock-based compensation expense and related charges	89	95	81
Restructuring, severance and related charges(1)	296	57	18
Net periodic benefit cost(2)	6	11	17
Business interruption and impairment charges, net(3)	16	—	—
Gain from the divestiture of businesses(4)	(942)	—	—
Acquisition and divestiture related charges(4)	70	—	—
Adjustments to operating income	(425)	196	150
Core operating income (Non-GAAP)	$1,588	$1,733	$1,543
Net income attributable to Jabil Inc. (U.S. GAAP)	$1,388	$818	$996
Adjustments to operating income	(425)	196	150
Loss on debt extinguishment	—	—	4
Net periodic benefit cost(2)	(6)	(11)	(17)
Adjustment for taxes(5)	99	169	(28)
Core earnings (Non-GAAP)	$1,056	$1,172	$1,105
Diluted earnings per share (U.S. GAAP)	$11.17	$6.02	$6.90
Diluted core earnings per share (Non-GAAP)	$8.49	$8.63	$7.65
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	124.3	135.9	144.4

(1)Charges recorded during the fiscal year ended August 31, 2024, related to the 2024 Restructuring Plan. Charges recorded during the fiscal year ended August 31, 2023, related to headcount reduction to further optimize our business activities.
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

(3)Charges recorded during the fiscal year ended August 31, 2024, related to costs associated with product quality liabilities, which is classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.
(4)We completed the divestiture of our Mobility Business and recorded a pre-tax gain of $942 million, subject to certain post-closing adjustments that are still being finalized. We incurred $70 million of acquisition and divestiture related charges during the fiscal year ended August 31, 2024, primarily related to the divestiture of our Mobility Business.
(5)The majority of the adjustment for taxes for the fiscal year ended August 31, 2024, was driven by income tax expense associated with the divestiture of the Mobility Business. The adjustment for taxes for the fiscal year ended August 31, 2023, primarily related to a change in the indefinite reinvestment assertion associated with operations that were classified as held for sale.
Adjusted Free Cash Flow

	Fiscal Year Ended August 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities (U.S. GAAP)	$1,716	$1,734	$1,651
Acquisition of property, plant and equipment (“PP&E”)(1)	(784)	(1,030)	(1,385)
Proceeds and advances from sale of PP&E(1)	123	322	544
Adjusted free cash flow (Non-GAAP)	$1,055	$1,026	$810

(1)Certain customers co-invest in PP&E with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognize the cash receipts in proceeds and advances from the sale of PP&E.
Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial information for the three months ended August 31, 2024, and 2023. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in millions, except for per share data)	August 31, 2024	August 31, 2023
Net revenue	$6,964	$8,458
Gross profit	$663	$766
Operating income	$318	$441
Net income attributable to Jabil Inc.	$138	$155
Earnings per share – basic	$1.20	$1.18
Earnings per share – diluted	$1.18	$1.15
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
On October 1, 2024, we completed the acquisition of Mikros Technologies LLC for consideration transferred of $62 million. Mikros Technologies LLC is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management. The final purchase price is subject to adjustment based on conditions within the purchase agreement.
Divestitures
We announced on September 26, 2023, that, through our indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), we agreed to sell the Mobility Business to an affiliate of BYDE for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments.
As of August 31, 2023, we determined the Mobility Business met the criteria to be classified as held for sale. Accordingly, we presented the assets and liabilities of the Mobility Business as held for sale in the Consolidated Balance Sheets as of August 31, 2023. Assets and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations, and we continued to report the operating results for the Mobility Business in our Consolidated Statements of Operations in the DMS segment until the Closing Date (defined below).
On December 29, 2023, (the “Closing Date”), we completed the sale of the Mobility Business. As a result of the transaction, we derecognized net assets of approximately $1.2 billion and recorded a pre-tax gain of $942 million, subject to certain post-closing adjustments that are still being finalized. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in our Consolidated Statements of Operations.
We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In connection with the preparation of the Company’s financial statements for the quarter ended February 29, 2024, we completed an impairment analysis for goodwill recorded within the reporting unit impacted by the divestiture of the Mobility Business. The quantitative assessment was used, and we determined that the fair value of the impacted reporting unit exceeded the carrying value and that no impairment existed immediately prior to or subsequent to divesting the Mobility Business. We allocated goodwill to the disposal group based on the relative fair value of the Mobility Business as compared to the impacted reporting unit.
In the second quarter of fiscal year 2024 and in connection with the divestiture of the Mobility Business, we made a strategic decision that the indefinite-lived (“Green Point”) trade name valued at $51 million acquired during the acquisition of Green Point should no longer be classified as an indefinite-lived intangible asset. Accordingly, prior to reclassifying the trade name to a finite-lived intangible asset, we completed a quantitative assessment for impairment and determined the fair value of the asset exceeded the carrying value. The trade name was assigned a two-year estimated useful life and is being amortized on a straight-line basis as of the Closing Date.
Refer to Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for discussion.
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes cash on hand, available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash flows provided by operating activities, and access to the capital markets will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions, our working capital requirements and our contractual obligations for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.

Cash and Cash Equivalents
As of August 31, 2024, we had approximately $2.2 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of August 31, 2024, could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	4.900% Senior Notes	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)(2)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2022	$300	$497	$496	$592	$497	$493	$—	$—	$—	$2,875
Borrowings	—	—	—	—	—	—	298	3,749	—	4,047
Payments	(300)	—	—	—	—	—	—	(3,747)	—	(4,047)
Other	—	—	—	1	1	2	(2)	(2)	—	—
Balance as of August 31, 2023	—	497	496	593	498	495	296	—	—	2,875
Borrowings	—	—	—	—	—	—	—	1,992	—	1,992
Payments	—	—	—	—	—	—	—	(1,992)	—	(1,992)
Other	—	1	1	1	1	1	—	—	—	5
Balance as of August 31, 2024	$—	$498	$497	$594	$499	$496	$296	$—	$—	$2,880
Maturity Date	Jul 14, 2023	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2026 and Jan 22, 2028	Jul 31, 2026
Original Facility/ Maximum Capacity	$300 million	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$4.0 billion(2)	$1 million

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
(2)As of August 31, 2024, we had $4.0 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Consolidated Statements of Cash Flows, and have been excluded from the table above.
In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $58 million as of August 31, 2024. Unused letters of credit were $60 million as of August 31, 2024. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2024, and 2023, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2024.
The global asset-backed securitization program expires on November 25, 2024. Effective February 20, 2024, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $600 million to $700 million. During the fiscal year ended August 31, 2024, we sold $4.0 billion of trade accounts receivable, and we received cash proceeds of $4.0 billion. As of August 31, 2024, we had no available liquidity under our global asset-backed securitization program.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of August 31, 2024, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 8 – “Asset-Backed Securitization Programs” to the Consolidated Financial Statements for further details on the programs.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$350		Uncommitted	(2)
B	$120		Uncommitted	(2)
C	1,900	CNY	Uncommitted	(2)
D	$150		Uncommitted	May 4, 2028(2)
E	$170		Uncommitted	(3)
F	$50		Uncommitted	(3)
G	$100		Uncommitted	(2)
H	$800		Uncommitted	(2)
I	$250		Uncommitted	(2)
J	8,100	INR	Uncommitted	(2)
K	$100		Uncommitted	(2)
L	$75		Uncommitted	January 23, 2025(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)Any party may elect to terminate the agreement upon 30 days prior notice.
(3)Any party may elect to terminate the agreement upon 15 days prior notice.
During the fiscal year ended August 31, 2024, we sold $8.2 billion of trade accounts receivable under these programs and we received cash proceeds of $8.2 billion. As of August 31, 2024, we had up to $1.7 billion in available liquidity under our trade accounts receivable sale programs.

Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Net cash provided by operating activities	$1,716	$1,734	$1,651
Net cash provided by (used in) investing activities	1,351	(723)	(858)
Net cash used in financing activities	(2,668)	(680)	(888)
Effect of exchange rate changes on cash and cash equivalents	(2)	(5)	6
Net increase (decrease) in cash and cash equivalents	$397	$326	$(89)
Operating Activities
Net cash provided by operating activities during the fiscal year ended August 31, 2024, was primarily due to non-cash expenses and net income, a decrease in inventories and an increase in accounts payable, accrued expenses, and other liabilities. Net cash provided by operating activities was partially offset by an increase in prepaid expenses and other current assets, an increase in accounts receivable and an increase in contract assets. The decrease in inventories is primarily due to higher consumption of inventory to support sales and improved working capital management. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily due to the timing of payments. The increase in accounts receivable is primarily driven by the timing of collections. The increase in contract assets is primarily due to timing of revenue recognition for the over time customers.
Investing Activities
Net cash provided by investing activities during the fiscal year ended August 31, 2024, consisted primarily of proceeds from the divestiture of our Mobility Business and proceeds and advances from the sale of property, plant and equipment, partially offset by capital expenditures, principally to support ongoing business in the DMS and EMS segments and the acquisition of ProcureAbility and certain other third-party assets.
Financing Activities
Net cash used in financing activities during the fiscal year ended August 31, 2024, was primarily due to (i) the repurchase of our common stock under our share repurchase authorization, (ii) payments for debt agreements, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.
Capital Expenditures
For Fiscal Year 2025, we anticipate our net capital expenditures to be in the range of 1.5 percent to 2.0 percent of net revenue. In general, our capital expenditures support ongoing maintenance in our Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative, and regulatory factors, among other things.
Dividends and Share Repurchases
Following is a summary of the dividends and share repurchases for the fiscal years indicated below (in millions):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal years 2016 – 2021	$333	$1,896	$2,229
Fiscal year 2022	$48	$696	$744
Fiscal year 2023	$45	$487	$532
Fiscal year 2024	$42	$2,500	$2,542
Total	$468	$5,579	$6,047

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
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(2)	Q1 FY 2025	$1,000	0.7	$84	$916

(1)In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock.
(2)As of October 21, 2024, 0.7 million shares had been repurchased for $84 million and $916 million remains available under the 2025 Share Repurchase Program.
Under ASR agreements, we make payments to the participating financial institutions and receive an initial delivery of shares of common stock. The final number of shares delivered upon settlement of the ASR agreements is determined based on a discount to the volume weighted average price of our common stock during the term of the agreements. At the time the shares are received by the Company, the initial delivery and the final receipt of shares upon settlement of the ASR agreements results in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024	$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025	$555	4.2	1.0	5.2	$107.08

In addition, we repurchased shares of our common stock through the open market as follows (in millions):

	Fiscal Year Ended August 31,
	2024		2023		2022
	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases	11.3	$1,445	6.7	$487	11.8	$696
Contractual Obligations
Our contractual obligations as of August 31, 2024, are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancellable.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,880	$—	$995	$794	$1,091
Future interest on notes payable and long-term debt(1)	424	102	187	103	32
Operating lease obligations(2)	425	106	144	89	86
Finance lease obligations(2)(3)(4)	398	129	147	31	91
Non-cancelable purchase order obligations(5)	466	265	151	50	—
Pension and postretirement contributions and payments(6)	64	31	6	6	21
Other(7)	17	7	10	—	—
Total contractual obligations(8)	$4,674	$640	$1,640	$1,073	$1,321

(1)Consists of interest on notes payable and long-term debt outstanding as of August 31, 2024.
(2)Excludes $25 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(3)Includes $124 million of payments related to a lease with a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. This is also the Company’s maximum exposure to loss related to the VIE.
(4)Excludes $274 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(5)Consists of purchase commitments entered into as of August 31, 2024, primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.
(6)Includes the estimated company contributions to funded pension plans during fiscal year 2025 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2025 through 2034. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(7)Consists of $17 million related to the one-time transition tax as a result of the Tax Cuts and Jobs Act of 2017 that will be paid in annual installments through fiscal year 2026.
(8)As of August 31, 2024, we have $99 million recorded as a long-term liability for uncertain tax positions. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risks
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions, and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use, derivative financial instruments for speculative or trading purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values.
Forward foreign exchange contracts will generally expire in less than three months and are primarily denominated in Chinese yuan renminbi, Euro, Malaysian Ringgit, Mexican peso and Swiss franc. The change in fair value related to contracts designated as accounting cash flow hedging instruments is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts designated as accounting net investment hedging instruments is included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations.

Based on our overall currency rate exposures as of August 31, 2024 and August 31, 2023, respectively, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.
Interest Rate Risk
Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows. We are exposed to interest rate risk primarily on intra-quarter variable rate borrowings under the Credit Facility and our commercial paper program. There were no borrowings outstanding under debt facilities with variable interest rates as of August 31, 2024 and August 31, 2023, respectively.
We utilize valuation models to estimate the effects of sudden interest rate changes. A hypothetical 100-basis-point change in the interest rates under the Credit Facility and our commercial paper program would not have a material effect on our Consolidated Financial Statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of August 31, 2024, there are no outstanding interest rate swaps. See Note 11 — “Derivative Financial Instruments and Hedging Activities” for additional information regarding interest rate risk management.
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
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2024. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as of August 31, 2024. Management’s report on internal control over financial reporting as of August 31, 2024, is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2024, which is incorporated herein at Item 15.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2024.
(c) Changes in Internal Control over Financial Reporting
For our fiscal quarter ended August 31, 2024, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended August 31, 2024, no director or executive officer of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Corporate Governance”, “Board of Directors” and “Audit Committee Matters” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2024 (“Proxy Statement”).
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
(c) Financial Statement Schedules. See Item 15(a) above.
EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Amended and Restated Bylaws.	8-K	3.1	10/23/2024

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and U.S. Bank National Association (as successor in interest to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust) Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.9).	8-K	4.1	5/4/2022

4.4	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.10).	8-K	4.1	4/13/2023

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.9	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.10	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.11	Description of Jabil Securities.	10-K	4.9	8/31/2021

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended.	14A	B	12/9/2020

10.4†	Jabil Inc. 2021 Equity Incentive Plan.	14A	A	12/9/2020

10.4a†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2021

10.4b†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2021

10.4c†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.3	11/30/2021

10.4d†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.5	11/30/2021

10.4e†	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Global Executive).	10-Q	10.1	5/31/2022

10.4f†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2022

10.4g†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2022

10.4h†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.3	11/30/2022

10.4i†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.4	11/30/2022

10.4j†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash-Settled-NON-Employee Director).	10-Q	10.5	11/30/2022

10.4k†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2023

10.4l†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2023

10.4m†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.3	11/30/2023

10.4n†	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Executive).	10-Q	10.4	11/30/2023

10.4o†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.5	11/30/2023

10.4p†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash-Settled-NON-Employee Director).	10-Q	10.6	11/30/2023

10.5†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.6
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
		8-K	10.1	2/26/2024

10.7***	Agreement for the Sale and Purchase of Shares in Juno Newco Target Holdco Singapore Pte. Ltd. and certain Assets of Jabil Circuit (Singapore) Pte. Ltd., dated as of September 26, 2023, by and between BYD Electronic (International) Company Limited and Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company.	10-K	10.9	8/31/2023

10.8†**	Mutual Separation Agreement and Release dated as of August 21, 2023, between Jabil Inc. and Steven Borges.	8-K	10.1	8/25/2023

10.9†**	Separation, Release and Restrictive Covenants Agreement between Kenneth S. Wilson and Jabil Inc. dated May 19, 2024.	8-K	10.1	5/20/2024

10.10†	Amendment to Mutual Separation Agreement and Release dated as of May 19, 2024 between Jabil Inc. and Steven D. Borges.	8-K	10.2	5/20/2024

10.11†**	Mutual Separation Agreement and Release dated May 24, 2024, between Jabil Inc. and Gerald (“JJ”) Creadon.	8-K	10.1	5/31/2024

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See Signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	Section 1350 Certification by the Chief Financial Officer of the Registrant.

97.1*	Executive Compensation Recoupment (Clawback) Policy.

101
The following financial information from Jabil’s Annual Report on Form 10-K for the fiscal period ended August 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2024 and August 31, 2023; (ii) Consolidated Statements of Operations for the fiscal years ended August 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

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
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.
Based on this assessment, management has concluded that, as of August 31, 2024, the Company maintained effective internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 28, 2024 expressed an unqualified opinion thereon.
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
October 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions
Description of the Matter
As disclosed in Note 16 to the consolidated financial statements, the Company operates in a complex multinational tax environment and is subject to laws and regulations in various jurisdictions. Uncertain tax positions may arise from interpretations and judgments made by the Company in the application of the relevant statutes, regulations, tax rulings and case law across various jurisdictions. The Company uses significant judgment in (1) determining whether the technical merits of tax positions taken in various jurisdictions are more-likely-than-not to be sustained based on applicable tax law and (2) measuring the related amount of tax benefit that qualifies for recognition.

Auditing the tax positions was challenging because the recognition and measurement of the uncertain tax positions is judgmental and is based on interpretations of statutes, regulations, tax rulings and case law across various jurisdictions.

How We Addressed the Matter in Our Audit
We identified and tested internal controls over the Company’s process to monitor and assess the technical merits of tax positions taken in various jurisdictions. We also identified and tested controls over the Company’s process to determine the application of the relevant statutes, regulations, tax rulings and case law, including management’s process to recognize and measure the related tax positions.

In testing the recognition and measurement criteria, we involved tax professionals to assist in assessing the technical merits of the Company’s tax positions. In addition, we used our knowledge of and experience with the application of domestic and international income tax laws by the relevant tax authorities to evaluate the Company’s accounting for those tax positions. We also assessed the Company’s assumptions and data used to measure the amount of tax benefit that qualifies for recognition and tested the clerical accuracy of the calculations. Lastly, we evaluated the Company’s income tax disclosures included in Note 16 in relation to the Company’s uncertain tax positions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Tampa, Florida
October 28, 2024

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	August 31, 2024	August 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,201	$1,804
Accounts receivable, net of allowance for credit losses	3,533	3,647
Contract assets	1,071	1,035
Inventories, net of reserve for excess and obsolete inventory	4,276	5,206
Prepaid expenses and other current assets	1,710	1,109
Assets held for sale	—	1,929
Total current assets	12,791	14,730
Property, plant and equipment, net of accumulated depreciation	3,024	3,137
Operating lease right-of-use assets	360	367
Goodwill	661	621
Intangible assets, net of accumulated amortization	143	142
Deferred income taxes	96	159
Other assets	276	268
Total assets	$17,351	$19,424
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$—
Accounts payable	6,190	5,679
Accrued expenses	5,499	5,515
Current operating lease liabilities	93	104
Liabilities held for sale	—	1,397
Total current liabilities	11,782	12,695
Notes payable and long-term debt, less current installments	2,880	2,875
Other liabilities	416	319
Non-current operating lease liabilities	284	269
Income tax liabilities	109	131
Deferred income taxes	143	268
Total liabilities	15,614	16,557
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 276,381,151 and 273,949,811 shares issued and 113,744,167 and 131,294,422 shares outstanding at August 31, 2024 and August 31, 2023, respectively	—	—
Additional paid-in capital	2,841	2,795
Retained earnings	5,760	4,412
Accumulated other comprehensive loss	(46)	(17)
Treasury stock at cost, 162,636,984 and 142,655,389 shares as of August 31, 2024 and August 31, 2023, respectively	(6,818)	(4,324)
Total Jabil Inc. stockholders’ equity	1,737	2,866
Noncontrolling interests	—	1
Total equity	1,737	2,867
Total liabilities and equity	$17,351	$19,424
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended August 31,
	2024	2023	2022
Net revenue	$28,883	$34,702	$33,478
Cost of revenue	26,207	31,835	30,846
Gross profit	2,676	2,867	2,632
Operating expenses:
Selling, general and administrative	1,160	1,206	1,154
Research and development	39	34	33
Amortization of intangibles	40	33	34
Restructuring, severance and related charges	296	57	18
Gain from the divestiture of businesses	(942)	—	—
Acquisition and divestiture related charges	70	—	—
Operating income	2,013	1,537	1,393
Loss on debt extinguishment	—	—	4
Other expense	89	69	12
Interest expense, net	173	206	146
Income before income tax	1,751	1,262	1,231
Income tax expense	363	444	235
Net income	1,388	818	996
Net income attributable to noncontrolling interests, net of tax	—	—	—
Net income attributable to Jabil Inc.	$1,388	$818	$996
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$11.34	$6.15	$7.06
Diluted	$11.17	$6.02	$6.90
Weighted average shares outstanding:
Basic	122.4	133.0	141.2
Diluted	124.3	135.9	144.4
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended August 31,
	2024	2023	2022
Net income	$1,388	$818	$996
Other comprehensive (loss) income:
Change in foreign currency translation	(5)	25	(68)
Change in derivative instruments	(2)	17	33
Actuarial (loss) gain	(17)	(19)	14
Prior service (cost) credit	(5)	2	4
Total other comprehensive (loss) income	(29)	25	(17)
Comprehensive income	$1,359	$843	$979
Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income attributable to Jabil Inc.	$1,359	$843	$979
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Fiscal Year Ended August 31,
	2024	2023	2022
Total stockholders’ equity, beginning balances	$2,867	$2,452	$2,137
Common stock:	—	—	—
Additional paid-in capital:
Beginning balances	2,795	2,655	2,533
Shares issued under employee stock purchase plan	58	51	45
Purchase of noncontrolling interest	(2)	—	—
Treasury shares purchased	(96)	—	—
Recognition of stock-based compensation	86	89	77
Ending balances	2,841	2,795	2,655
Retained earnings:
Beginning balances	4,412	3,638	2,688
Declared dividends	(40)	(44)	(46)
Net income attributable to Jabil Inc.	1,388	818	996
Ending balances	5,760	4,412	3,638
Accumulated other comprehensive loss:
Beginning balances	(17)	(42)	(25)
Total other comprehensive (loss) income	(29)	25	(17)
Ending balances	(46)	(17)	(42)
Treasury stock:
Beginning balances	(4,324)	(3,800)	(3,060)
Purchases of treasury stock under employee stock plans	(68)	(36)	(44)
Treasury shares purchased	(2,404)	(487)	(696)
Excise taxes related to treasury shares purchased	(22)	(1)	—
Ending balances	(6,818)	(4,324)	(3,800)
Noncontrolling interests:
Beginning balances	1	1	1
Net income attributable to noncontrolling interests, net of tax	—	—	—
Purchase of noncontrolling interest	(1)	—	—
Ending balances	—	1	1
Total stockholders’ equity, ending balances	$1,737	$2,867	$2,452
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended August 31,
	2024	2023	2022
Cash flows provided by operating activities:
Net income	$1,388	$818	$996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696	924	925
Restructuring and related charges	95	5	(1)
Recognition of stock-based compensation expense and related charges	89	95	81
Deferred income taxes	(64)	85	(13)
Gain from the divestiture of businesses	(942)	—	—
Other, net	(18)	13	10
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(200)	267	(878)
Contract assets	(32)	171	(214)
Inventories	1,179	370	(1,725)
Prepaid expenses and other current assets	(587)	(214)	(367)
Other assets	6	53	(29)
Accounts payable, accrued expenses and other liabilities	106	(853)	2,866
Net cash provided by operating activities	1,716	1,734	1,651
Cash flows provided by (used in) investing activities:
Acquisition of property, plant and equipment	(784)	(1,030)	(1,385)
Proceeds and advances from sale of property, plant and equipment	123	322	544
Cash paid for business and intangible asset acquisitions, net of cash	(90)	(29)	(18)
Proceeds from the divestiture of businesses	2,108	50	—
Other, net	(6)	(36)	1
Net cash provided by (used in) investing activities	1,351	(723)	(858)
Cash flows used in financing activities:
Borrowings under debt agreements	1,992	4,047	3,767
Payments toward debt agreements	(2,103)	(4,204)	(3,890)
Payments to acquire treasury stock	(2,500)	(487)	(696)
Dividends paid to stockholders	(42)	(45)	(48)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	58	51	45
Treasury stock minimum tax withholding related to vesting of restricted stock	(68)	(36)	(44)
Other, net	(5)	(6)	(22)
Net cash used in financing activities	(2,668)	(680)	(888)
Effect of exchange rate changes on cash and cash equivalents	(2)	(5)	6
Net increase (decrease) in cash and cash equivalents	397	326	(89)
Cash and cash equivalents at beginning of period	1,804	1,478	1,567
Cash and cash equivalents at end of period	$2,201	$1,804	$1,478
Supplemental disclosure information:
Interest paid, net of capitalized interest	$167	$211	$150
Income taxes paid, net of refunds received	$502	$319	$209
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Jabil Inc. (together with its subsidiaries, herein referred to as the “Company”) is one of the leading providers of manufacturing services and solutions. The Company provides comprehensive electronics design, production, and product management services to companies in various industries and end markets. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations principally in the Americas, Europe, and Asia.
Significant accounting policies followed by the Company are as follows:
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts and operations of the Company, and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements. The Company has made certain reclassification adjustments to conform prior periods’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements to the current presentation.
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
Assets Held for Sale
The Company classifies assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Assets and liabilities held for sale are presented separately on our consolidated balance sheets at the lower of cost or fair value, less costs to sell. Depreciation and amortization expense for long-lived assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
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
As of August 31, 2024, and 2023, capitalized costs to fulfill were $141 million and $203 million, respectively. Amortization of fulfillment costs were $80 million, $91 million, and $74 million during the fiscal years ended August 31, 2024, 2023, and 2022, respectively. Immaterial impairments for fulfillment costs were recognized during the fiscal years ended August 31, 2024, 2023, and 2022, respectively. During the fiscal year ended August 31, 2024, the Company had $47 million of capitalized fulfillment costs which were disposed of as part of the divestiture of the Mobility Business. See Note 17 - “Business Acquisitions and Divestitures” for additional information.
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
Leases
The Company primarily has leases for buildings, machinery, and equipment with lease terms ranging from 1 year to 32 years. Leases for other classes of assets are not significant. For any leases with an initial term in excess of 12 months, the Company determines whether an arrangement is a lease at contract inception by evaluating if the contract conveys the right to use and control the specific property or equipment. Certain lease agreements contain purchase or renewal options. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Generally, the Company’s lease agreements do not contain material restrictive covenants.

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
Long-lived Assets
Long-lived assets, such as property, plant, and equipment, and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparing its carrying amount to the undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value, which is generally determined as the present value of estimated future cash flows or as the appraised value.
Derivative Instruments
All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of AOCI, net of tax, and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective and excluded portions of the gain or loss is recognized immediately in current earnings. For derivative instruments that are designated and qualify as a net investment hedge, the effective portion of the gain or loss on the derivative instrument is included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The ineffective and excluded portions of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized immediately in current earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows.
See Note 11 – “Derivative Financial Instruments and Hedging Activities” for additional information.
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
For the Company’s over time customers, it believes the measure of progress which best depicts the transfer of control is based on costs incurred to date, relative to total estimated cost at completion (i.e., an input method). This method is a faithful depiction of the transfer of goods or services because it results in the recognition of revenue on the basis of the Company's to-date efforts in the satisfaction of a performance obligation relative to the total expected efforts in the satisfaction of the performance obligation. The transaction price of each performance obligation is generally based upon the contractual standalone selling price of the product or service.

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
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue associated with such components on a net basis. Revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of August 31, 2024, and 2023, the Company had $734 million and $218 million, respectively, of components included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
Taxes collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statements of Operations on a net basis and are excluded from the transaction price. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the goods. Accordingly, the Company records customer payments of shipping and handling costs as a component of net revenue and classifies such costs as a component of cost of revenue.
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
See Note 13 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.
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

Earnings Per Share
The Company calculates its basic earnings per share by dividing net income attributable to Jabil Inc. by the weighted average number of shares of common stock outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner but includes the effect of dilutive securities. The difference between the weighted average number of basic shares outstanding and the weighted average number of diluted shares outstanding is primarily due to dilutive unvested restricted stock units.
Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock units are considered dilutive when the related performance criterion have been met assuming the end of the reporting period represents the end of the performance period. Market-based restricted stock units are considered dilutive when the related market criterion have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common stock are antidilutive in periods of net loss. Potential shares of common stock not included in the computation of earnings per share because their effect would have been antidilutive or because the performance criterion was not met were as follows (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Restricted stock units	343.6	383.1	209.4
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

The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$350		Uncommitted	(2)
B	$120		Uncommitted	(2)
C	1,900	CNY	Uncommitted	(2)
D	$150		Uncommitted	May 4, 2028(2)
E	$170		Uncommitted	(3)
F	$50		Uncommitted	(3)
G	$100		Uncommitted	(2)
H	$800		Uncommitted	(2)
I	$250		Uncommitted	(2)
J	8,100	INR	Uncommitted	(2)
K	$100		Uncommitted	(2)
L	$75		Uncommitted	January 23, 2025(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)Any party may elect to terminate the agreement upon 30 days prior notice.
(3)Any party may elect to terminate the agreement upon 15 days prior notice.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Trade accounts receivable sold	$8,214	$10,784	$8,513
Cash proceeds received	$8,170	$10,748	$8,504
Pre-tax losses on sale of receivables(1)	$44	$36	$9

(1)Recorded to other expense within the Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	August 31, 2024	August 31, 2023(1)
Raw materials	$3,903	$4,804
Work in process	190	217
Finished goods	246	243
Reserve for excess and obsolete inventory	(63)	(58)
Inventories, net	$4,276	$5,206

(1)Excludes $559 million of inventories, net classified as held for sale. See Note 17 – “Business Acquisitions and Divestitures” for additional information.

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	August 31, 2024	August 31, 2023(1)
Land and improvements	$108	$107
Buildings	1,451	1,281
Leasehold improvements	681	676
Machinery and equipment	4,278	4,362
Furniture, fixtures and office equipment	218	229
Computer hardware and software	824	840
Transportation equipment	7	7
Construction in progress	193	147
Property, plant and equipment	7,760	7,649
Less accumulated depreciation and amortization	4,736	4,512
Property, plant and equipment, net	$3,024	$3,137

(1)Excludes $724 million of property, plant and equipment, net classified as held for sale. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
Depreciation and maintenance and repair expenses were as follows for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Depreciation expense	$656	$891	$891
Maintenance and repair expense	$335	$431	$395
As of August 31, 2024, and 2023, the Company had $122 million and $357 million, respectively, included in accounts payable for the acquisition of property, plant, and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.
5. Leases
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Consolidated Balance Sheets, as of the periods indicated (in millions):

	Financial Statement Line Item	August 31, 2024	August 31, 2023(1)
Assets
Operating lease assets	Operating lease right-of-use assets	$360	$367
Finance lease assets(2)	Property, plant and equipment, net	378	310
Total lease assets		$738	$677
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$93	$104
Finance lease liabilities	Accrued expenses	119	74
Non-current
Operating lease liabilities	Non-current operating lease liabilities	284	269
Finance lease liabilities	Other liabilities	235	212
Total lease liabilities		$731	$659

(1)Excludes operating lease and finance lease assets and liabilities classified as held for sale. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
(2)Net of accumulated amortization of $162 million and $199 million as of August 31, 2024 and 2023, respectively.

The following table is a summary of expenses related to leases included on the Company's Consolidated Statements of Operations, for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2024	2023
Operating lease cost	$118	$147
Finance lease cost
Amortization of leased assets	50	89
Interest on lease liabilities	10	9
Net lease cost(1)(2)	$178	$245

(1)Lease costs are primarily recognized in cost of revenue.
(2)Excludes immaterial amounts of short term leases, variable lease costs and sublease income.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the periods indicated:

	August 31, 2024		August 31, 2023
	Weighted-average remaining lease term	Weighted-average discount rate	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	5.7 years	3.80%	5.2 years	3.55%
Finance leases	5.2 years	4.23%	2.1 years	3.84%
The following table sets forth other supplemental information related to the Company's lease portfolio (in millions):

	Fiscal Year Ended August 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$116	$135
Operating cash flows for finance leases(1)	$10	$9
Financing activities for finance leases(2)	$111	$157
Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$109	$110
Finance leases	$163	$131

(1)Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Consolidated Statements of Cash Flows.
(2)Included in payments toward debt agreements in Financing Activities of the Company's Consolidated Statements of Cash Flows.
The following table sets forth a maturity analysis of operating and finance lease liabilities as of August 31, 2024 (in millions):

Fiscal Year Ended August 31,	Operating Leases(1)	Finance Leases(1)(2)(3)	Total
2025	$106	$129	$235
2026	83	124	207
2027	61	23	84
2028	48	18	66
2029	41	13	54
Thereafter	86	91	177
Total lease payments	$425	$398	$823
Less: Imputed interest	(48)	(44)	(92)
Present value of lease liabilities	$377	$354	$731

(1)Excludes $25 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

(2)Includes a $94 million lease liability related to a lease with a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to the VIE is $124 million.
(3)Excludes $274 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
6. Goodwill and Other Intangible Assets
The Company completed its annual impairment analysis for goodwill during the fourth quarter of fiscal year 2024. The quantitative assessment was performed, and the Company determined that the fair values of the reporting units exceeded the carrying values and that no impairment existed as of the date of the impairment analysis. In connection with the divestiture of the Company’s Mobility Business, the Company performed an impairment analysis for goodwill recorded within the reporting unit impacted by the divestiture and the indefinite-lived (“Green Point”) trade name during the second quarter of fiscal year 2024. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
The following table presents the changes in goodwill allocated to the Company’s reportable segments, Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”), during the fiscal years ended August 31, 2024 and 2023 (in millions):

	EMS	DMS	Total
Balance as of August 31, 2022	$79	$625	$704
Acquisitions and adjustments	—	24	24
Change in foreign currency exchange rates	1	9	10
Goodwill classified as held for sale	—	(117)	(117)
Balance as of August 31, 2023	80	541	621
Acquisitions and adjustments	—	34	34
Change in foreign currency exchange rates	—	6	6
Balance as of August 31, 2024	$80	$581	$661
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	August 31, 2024		August 31, 2023
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount(1)	Accumulated Impairment
Goodwill	$1,681	$1,020	$1,641	$1,020

(1)Excludes $117 million of goodwill classified as held for sale. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
The following table presents the Company’s total purchased intangible assets as of August 31, 2024, and 2023 (in millions):

	Weighted Average Amortization Period (in years)	August 31, 2024			August 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	12	$361	$(270)	$91	$320	$(251)	$69
Intellectual property	9	198	(181)	17	198	(177)	21
Finite-lived trade names(1)	2	130	(95)	35	79	(78)	1
Trade names(1)	Indefinite	—	—	—	51	—	51
Total intangible assets	10	$689	$(546)	$143	$648	$(506)	$142

(1)In the second quarter of fiscal year 2024 and in connection with the divestiture of the Mobility Business, the Company made a strategic decision that the indefinite-lived (“Green Point”) trade name acquired during the acquisition of Green Point should no longer be classified as an indefinite-lived intangible asset. See Note 17 – “Business Acquisitions and Divestitures” for additional information.

Intangible asset amortization for fiscal years 2024, 2023, and 2022 was approximately $40 million, $33 million, and $34 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2025	$47
2026	27
2027	18
2028	16
2029	9
Thereafter	26
Total	$143
7. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of August 31, 2024, and 2023 are summarized below (in millions):

	Maturity Date	August 31, 2024	August 31, 2023
3.950% Senior Notes(1)(2)	Jan 12, 2028	$498	$497
3.600% Senior Notes(1)(2)	Jan 15, 2030	497	496
3.000% Senior Notes(1)(2)	Jan 15, 2031	594	593
1.700% Senior Notes(1)(2)	Apr 15, 2026	499	498
4.250% Senior Notes(1)(2)	May 15, 2027	496	495
5.450% Senior Notes(1)(2)(3)	Feb 1, 2029	296	296
Borrowings under credit facilities(4)(5)	Jan 22, 2026 and Jan 22, 2028	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,880	2,875
Less current installments of notes payable and long-term debt		—	—
Notes payable and long-term debt, less current installments		$2,880	$2,875

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
(4)On February 23, 2024, the Company entered into an amendment (the “Amendment”) to its senior unsecured credit agreement dated as of January 22, 2020 (as amended, the “Credit Facility”). The Amendment, among other things, (i) instituted certain amendments to the sustainability-linked adjustments to the interest rates applicable to borrowings under the Company’s three-year revolving credit facility (the “Three-Year Revolving Credit Facility”) and the Company’s five-year revolving credit facility (the “Five-Year Revolving Credit Facility”) and (ii) extended the termination date of the Three-Year Revolving Credit Facility (with respect to the available commitments of the extending lenders) to January 22, 2026, and of the Five-Year Revolving Credit Facility (with respect to the available commitments of the extending lenders) to January 22, 2028, in each case subject to an additional one-year extension at the option of the Company.
(5)As of August 31, 2024, the Company has $4.0 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $58 million as of August 31, 2024. Unused letters of credit were $60 million as of August 31, 2024. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.

Debt Maturities
Debt maturities as of August 31, 2024 are as follows (in millions):

Fiscal Year Ended August 31,
2025	$—
2026	499
2027	496
2028	498
2029	296
Thereafter	1,091
Total	$2,880
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of August 31, 2024, and 2023, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 18 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
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
The Company continues servicing the receivables sold and in exchange receives an immaterial servicing fee under the global asset-backed securitization programs. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2024.
The global asset-backed securitization program expires on November 25, 2024. Effective February 20, 2024, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $600 million to $700 million. As of August 31, 2024, the Company had no available liquidity under its global asset-backed securitization program.
Transfers of the receivables under the asset-backed securitization programs are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

In connection with the asset-backed securitization programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Trade accounts receivable sold	$4,000	$4,101	$3,932
Cash proceeds received(1)	$3,953	$4,061	$3,919
Pre-tax losses on sale of receivables(2)	$47	$40	$13

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of August 31, 2024, 2023, and 2022, the Company was in compliance with all covenants under the global asset-backed securitization program.
9. Accrued Expenses
Accrued expenses consist of the following (in millions):

	August 31, 2024	August 31, 2023(1)
Inventory deposits	$1,582	$1,839
Contract liabilities(2)	1,017	886
Accrued compensation and employee benefits	699	743
Other accrued expenses	2,201	2,047
Accrued expenses	$5,499	$5,515

(1)Excludes $364 million of accrued expenses classified as held for sale. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
(2)Revenue recognized during the fiscal years ended August 31, 2024 and 2023 that was included in the contract liability balance as of August 31, 2023, and 2022 was $507 million and $539 million, respectively.
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
The Company also has a qualified defined benefit pension plan for employees in Switzerland (the “Switzerland plan”). The Switzerland plan provides benefits based on average employee earnings over an approximately 8-year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Switzerland employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.
Additionally, as a result of acquiring various other operations in Europe, Asia and Mexico the Company assumed both qualified and unfunded nonqualified retirement benefits covering eligible employees who meet age and service requirements (the “other plans”).
The UK plan, Switzerland plan, and other plans are collectively referred to herein as the “plans.”

Benefit Obligation and Plan Assets
The projected benefit obligations (“PBO”) and plan assets, changes to the PBO and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in millions):

	Fiscal Year Ended August 31,
	2024	2023
Change in PBO
Beginning PBO	$461	$432
Service cost	21	18
Interest cost	12	12
Actuarial loss (gain)	32	(23)
Settlements paid from plan assets(1)	(43)	(27)
Total benefits paid	(10)	(16)
Plan participants’ contributions	13	22
Plan amendments	11	—
Effect of conversion to U.S. dollars	16	43
Ending PBO	$513	$461
Change in plan assets
Beginning fair value of plan assets	486	459
Actual return on plan assets	41	(16)
Settlements paid from plan assets(1)	(43)	(27)
Employer contributions	17	18
Benefits paid from plan assets	(10)	(15)
Plan participants’ contributions	13	22
Effect of conversion to U.S. dollars	20	45
Ending fair value of plan assets	$524	$486
Funded status	$11	$25
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$2	$1
Accrued benefit asset, noncurrent	$13	$26
Accumulated other comprehensive loss(2)
Actuarial gain, before tax	$(54)	$(71)
Prior service cost, before tax	$23	$16

(1)The settlements recognized during fiscal years 2024 and 2023 relate primarily to the Switzerland plan.
(2)The Company anticipates amortizing $2 million and $5 million, before tax, of net actuarial gain and prior service cost balances, respectively, to net periodic cost in fiscal year 2025.
Accumulated Benefit Obligation
The following table summarizes the total accumulated benefit obligations (“ABO”), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets for fiscal years 2024 and 2023 (in millions):

	August 31, 2024	August 31, 2023
ABO	$495	$441
Plans with ABO in excess of plan assets
ABO	$41	$41
Fair value of plan assets	$14	$15
Plans with PBO in excess of plan assets
PBO	$50	$52
Fair value of plan assets	$14	$15

Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for the plans for fiscal years 2024, 2023 and 2022 (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Service cost(1)	$21	$18	$25
Interest cost(2)	12	12	4
Expected long-term return on plan assets(2)	(17)	(17)	(17)
Recognized actuarial gain(2)	(7)	(7)	(6)
Amortization of actuarial gains(2)(3)	(3)	(7)	(8)
Net settlement loss(2)	—	—	1
Amortization of prior service costs(2)	5	4	4
Net periodic benefit cost	$11	$3	$3

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
Assumptions
Weighted-average actuarial assumptions used to determine net periodic benefit cost and PBO for the plans for the fiscal years 2024, 2023, and 2022 were as follows:

	Fiscal Year Ended August 31,
	2024	2023	2022
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.7%	3.6%	3.0%
Rate of compensation increase	1.9%	2.1%	2.2%
Discount rate	2.8%	2.6%	0.7%
PBO:
Expected long-term return on plan assets	3.7%	3.7%	3.6%
Rate of compensation increase	1.8%	1.9%	2.1%
Discount rate(2)	2.1%	2.8%	2.6%

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
Plan Assets
The Company has adopted an investment policy for a majority of plan assets, which was set by plan trustees who have the responsibility for making investment decisions related to the plan assets. The plan trustees oversee the investment allocation, including selecting professional investment managers and setting strategic targets. The investment objectives for the assets are (1) to acquire suitable assets that hold the appropriate liquidity in order to generate income and capital growth that, along with new contributions, will meet the cost of current and future benefits under the plan, (2) to limit the risk of the plan assets from failing to meet the plan liabilities over the long-term, and (3) to minimize the long-term costs under the plan by maximizing the return on the plan assets.

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 40% equity and 60% debt securities in fiscal year 2025.
Fair Value
The fair values of the plan assets held by the Company by asset category are as follows (in millions):

		August 31, 2024		August 31, 2023
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$12	2%	$17	3%
Equity Securities:
Global equity securities(2)(3)	Level 2	235	45%	213	44%
Debt Securities:
Corporate bonds(3)	Level 2	223	43%	216	45%
Government bonds(3)	Level 2	43	8%	30	6%
Other Investments:
Insurance contracts(4)	Level 3	11	2%	10	2%
Fair value of plan assets		$524	100%	$486	100%

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
Cash Flows
The Company expects to make cash contributions between $26 million and $31 million to its funded pension plans during fiscal year 2025. The estimated future benefit payments, which reflect expected future service, are as follows (in millions):

Fiscal Year Ended August 31,	Amount
2025	$28
2026	$26
2027	$30
2028	$30
2029	$30
2030 through 2034	$162

Profit Sharing, 401(k) Plan and Defined Contribution Plans
The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $78 million, $74 million and $63 million for defined contribution plans for the fiscal years ended August 31, 2024, 2023, and 2022, respectively.
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
All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. Changes in fair value of derivative instruments are recorded in the Consolidated Statements of Operations, or as a component of AOCI in the Consolidated Balance Sheets, as discussed below.
Foreign Currency Risk Management
The Company enters into forward foreign exchange contracts to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses.
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is initially reported as a component of AOCI, net of tax, and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded. The aggregate notional amount of these outstanding contracts as of August 31, 2024, and 2023, was $353 million and $491 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2024, and August 31, 2025.
Net Investment Hedges
In addition, the Company has entered into forward foreign exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The effective portion of the gain or loss is included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The gains and losses recognized in earnings due to hedge ineffectiveness and the amounts excluded from effectiveness testing are included in interest expense, net. The maturity dates and aggregate notional amount of these outstanding contracts are as follows (in millions):

Maturity date	August 31, 2024	August 31, 2023
September 2023	$—	$34
October 2023	—	96
January 2024	—	96
April 2024	—	68
July 2024	—	102
October 2024	140	—
January 2025	106	—
July 2025	55	—
January 2026	106	—
Total	$407	$396
Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The gains and losses from changes in fair values are recognized immediately in current earnings. The aggregate notional amount of these outstanding contracts as of August 31, 2024, and 2023, was $2.6 billion and $4.0 billion, respectively.
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table sets forth the gains and losses of the Company's derivative instruments designated as cash flow hedges and net investment hedges in OCI, and not designated as hedging instruments in the Consolidated Statements of Operations for the periods presented (in millions):

		Fiscal Year Ended August 31,
	Financial Statement Line Item	2024	2023	2022
Derivative instruments designated as cash flow hedges:
(Losses) gains recognized in OCI(1)		$(21)	$(25)	$1
Losses (gains) reclassified from AOCI into earnings(1)(2)
Forward foreign exchange contracts	Cost of revenue	$22	$44	$30
Interest rate contracts	Interest expense, net	$(3)	$(2)	$2
Derivative instruments designated as net investment hedges:
Losses recognized in OCI(1)		$(16)	$(4)	$—
Gains reclassified from AOCI into earnings(1)	Gain from the divestiture of businesses	$(4)	$—	$—
Derivative instruments not designated as hedging instruments:
Gains (losses) recognized in earnings from forward foreign exchange contracts	Cost of revenue	$16	$(111)	$(71)
(Losses) gains recognized in earnings from changes in foreign currency	Cost of revenue	$(52)	$58	$87

(1)Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2024, 2023, and 2022.
(2)The Company expects to reclassify $8 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
The gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material for all periods presented.
Refer to Note 18 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.

Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances.
Contemporaneously with the issuance of the 5.450% Senior Notes in April 2023, the Company settled cash flow hedges with an aggregate notional amount of $150 million and $100 million, with effective dates of May 2021 and August 2022, respectively. The cash received for the cash flow hedges at settlement was $15 million. The settled cash flow hedges are recorded in the Consolidated Balance Sheets as a component of AOCI and are amortized to interest expense, net in the Consolidated Statements of Operations. As of August 31, 2024, there are no outstanding interest rate swaps.
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
Contemporaneously with the issuance of the 3.000% Senior Notes in July 2020, the Company amended interest rate swap agreements with a notional amount of $200 million, with mandatory termination dates from August 15, 2020, through February 15, 2022 (the “2020 Extended Interest Rate Swaps”). In addition, the Company entered into interest rate swaps to offset future exposures of fluctuations in the fair value of the 2020 Extended Interest Rate Swaps (the “Offsetting Interest Rate Swaps”). The change in fair value of the 2020 Extended Interest Rate Swaps and Offsetting Interest Rate Swaps was recorded in the Consolidated Statements of Operations through the maturity date of February 15, 2022, as an adjustment to interest expense, net.
12. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2024 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2023	$(59)	$(4)	$14	$46	$(14)	$(17)
Other comprehensive income (loss) before reclassifications	17	(16)	(21)	(9)	(9)	(38)
Amounts reclassified from AOCI	(2)	(4)	19	(8)	4	9
Other comprehensive income (loss)(1)	15	(20)	(2)	(17)	(5)	(29)
Balance as of August 31, 2024	$(44)	$(24)	$12	$29	$(19)	$(46)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Fiscal Year Ended August 31,(1)
Comprehensive Income Components	Financial Statement Line Item	2024	2023	2022
Realized gains on foreign currency translation	Gain from the divestiture of businesses	$(2)	$—	$—
Realized (gains) losses on pension and postretirement plans:
Actuarial gains	(2)	(8)	(14)	(14)
Prior service costs	(2)	4	4	4

(1)Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2024, 2023 and 2022.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 10 – “Postretirement and Other Employee Benefits” for additional information.

Refer to Note 11 – “Derivative Financial Instruments and Hedging Activities” for the location of gains and losses on the Company’s derivative instruments that were reclassified from AOCI into the Consolidated Statements of Operations.
13. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Restricted stock units(1)	$70	$81	$67
Employee stock purchase plan	19	14	14
Total	$89	$95	$81

(1)During the fiscal year ended August 31, 2024, the Company recorded a $13 million reversal to stock-based compensation expense primarily due to forfeitures of time-based, performance-based and market-based restricted stock awards.
Equity Compensation Plan
The 2021 Equity Incentive Plan (the “2021 EIP”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that are available for issuance under the 2021 EIP is 11,000,000.
Following is a reconciliation of the shares available to be issued under the 2021 EIP as of August 31, 2024:

Shares Available for Grant
Balance as of August 31, 2023	8,463,733
Restricted stock units granted, net of forfeitures(1)	(425,401)
Balance as of August 31, 2024	8,038,332

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
The following table summarizes restricted stock units activity from August 31, 2023 through August 31, 2024:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of August 31, 2023	3,908,753	$58.70
Changes during the period
Shares granted(1)	809,015	$144.79
Shares vested	(1,802,380)	$46.99
Shares forfeited	(383,614)	$97.60
Outstanding as of August 31, 2024	2,531,774	$91.51

(1)For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2024, the Company awarded approximately 0.5 million time-based restricted stock units, 0.1 million performance-based restricted stock units and 0.1 million market-based restricted stock units based on target performance criteria.
The following table represents the restricted stock units stock-based compensation information for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Fair value of restricted stock units vested	$85	$93	$72
Tax benefit for stock compensation expense(1)	$3	$2	$2
Unrecognized stock-based compensation expense — restricted stock units	$47
Remaining weighted-average period for restricted stock units expense	1.4 years

(1)Classified as income tax expense within the Consolidated Statements of Operations.
Employee Stock Purchase Plan
The maximum aggregate number of shares available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 23,000,000.
Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2024, 9,359,036 shares remained available for issue under the 2011 ESPP.
The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2024	2023	2022
Expected dividend yield	0.1%	0.3%	0.3%
Risk-free interest rate	5.4%	3.4%	0.1%
Expected volatility(1)	34.1%	37.4%	29.6%
Expected life	0.5 years	0.5 years	0.5 years

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.
Dividends
The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2024 and 2023:

(in millions, except for per share data)	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2024	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023
	January 25, 2024	$0.08	$10	February 15, 2024	March 4, 2024
	April 17, 2024	$0.08	$9	May 15, 2024	June 4, 2024
	July 18, 2024	$0.08	$10	August 15, 2024	September 4, 2024
Fiscal Year 2023	October 20, 2022	$0.08	$12	November 15, 2022	December 2, 2022
	January 26, 2023	$0.08	$10	February 15, 2023	March 2, 2023
	April 20, 2023	$0.08	$11	May 15, 2023	June 2, 2023
	July 20, 2023	$0.08	$11	August 15, 2023	September 5, 2023

Common Stock Outstanding
The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2024	2023	2022
Common stock outstanding:
Beginning balances	131,294,422	135,493,980	144,496,077
Shares issued under employee stock purchase plan	628,960	1,043,294	970,480
Vesting of restricted stock	1,802,380	2,014,802	2,503,143
Purchases of treasury stock under employee stock plans	(537,318)	(571,606)	(713,667)
Treasury shares purchased	(19,444,277)	(6,686,048)	(11,762,053)
Ending balances	113,744,167	131,294,422	135,493,980
Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(2)	Q1 FY 2025	$1,000	0.7	$84	$916

(1)In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of the Company’s common stock.
(2)As of October 21, 2024, 0.7 million shares had been repurchased for $84 million and $916 million remains available under the 2025 Share Repurchase Program.
Under ASR agreements, the Company makes payments to the participating financial institutions and receives an initial delivery of shares of common stock. The final number of shares delivered upon settlement of the ASR agreements is determined based on a discount to the volume weighted average price of the Company’s common stock during the term of the agreements. At the time the shares are received by the Company, the initial delivery and the final receipt of shares upon settlement of the ASR agreements results in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024	$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025	$555	4.2	1.0	5.2	$107.08

In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Fiscal Year Ended August 31,
	2024		2023		2022
	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases	11.3	$1,445	6.7	$487	11.8	$696
14. Concentration of Risk and Segment Data
Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided on such deposits but may generally be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions and attempts to limit exposure with any one institution. For trade receivables, the Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for expected credit losses on trade receivables.
Sales of the Company’s products are concentrated among specific customers. For fiscal year 2024, the Company’s five largest customers accounted for approximately 36% of its net revenue and 88 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customer accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue:

	Percentage of Net Revenue Fiscal Year Ended August 31,
	2024	2023	2022
Apple, Inc.(1)	11%	17%	19%

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
The Company derives its revenue from providing comprehensive electronics design, production and product management services. The CODM evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of two segments – EMS and DMS, which are also the Company’s reportable segments. The segments are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital, and risk profiles.
The EMS segment is focused on leveraging IT, supply chain design and engineering, technologies largely centered on core electronics, utilizing the Company’s large scale manufacturing infrastructure and the ability to serve a broad range of end markets. The EMS segment is a high-volume business that produces product at a quicker rate (i.e. cycle time) and in larger quantities and includes customers primarily in the 5G, wireless and cloud, digital print and retail, industrial and semi-capital equipment, and networking and storage industries.
The DMS segment is focused on providing engineering solutions, with an emphasis on material sciences, technologies and healthcare. The DMS segment includes customers primarily in the automotive and transportation, connected devices, and healthcare and packaging industries. The DMS segment included the results of the Mobility Business prior to the closing of its sale on December 29, 2023.
Beginning September 1, 2024, the Company reorganized its internal structure to focus on speed, precision, and solutions and as a result of the organizational realignment, the Company will report its business in the following three segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce. The Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable energy infrastructure industries. The Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. The Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, gain from the divestiture of businesses, acquisition and divestiture related charges, loss on debt extinguishment, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest expense, net, income tax expense, or adjustment for net income (loss) attributable to noncontrolling interests.
Total segment assets are defined as accounts receivable, contract assets, inventories, net, customer-related property, plant and equipment, intangible assets net of accumulated amortization, and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Fiscal Year Ended August 31,
	2024			2023			2022
	EMS	DMS	Total	EMS	DMS	Total	EMS	DMS	Total
Timing of transfer
Point in time	$4,502	$3,908	$8,410	$5,094	$6,453	$11,547	$6,112	$6,818	$12,930
Over time	9,303	11,170	20,473	11,655	11,500	23,155	10,625	9,923	20,548
Total	$13,805	$15,078	$28,883	$16,749	$17,953	$34,702	$16,737	$16,741	$33,478

The following tables set forth operating segment information (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Segment income and reconciliation of income before income tax
EMS	$719	$837	$727
DMS	869	896	816
Total segment income	$1,588	$1,733	$1,543
Reconciling items:
Amortization of intangibles	(40)	(33)	(34)
Stock-based compensation expense and related charges	(89)	(95)	(81)
Restructuring, severance and related charges(1)	(296)	(57)	(18)
Business interruption and impairment charges, net(2)	(16)	—	—
Gain from the divestiture of businesses(3)	942	—	—
Acquisition and divestiture related charges(3)	(70)	—	—
Loss on debt extinguishment	—	—	(4)
Other expense (net of periodic benefit cost)	(95)	(80)	(29)
Interest expense, net	(173)	(206)	(146)
Income before income tax	$1,751	$1,262	$1,231

(1)Charges recorded during the fiscal year ended August 31, 2024, related to the 2024 Restructuring Plan. Charges recorded during the fiscal year ended August 31, 2023, related to headcount reduction to further optimize the Company’s business activities.
(2)Charges recorded during the fiscal year August 31, 2024, related to costs associated with product quality liabilities, which is classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.
(3)The Company completed the divestiture of its Mobility Business and recorded a pre-tax gain of $942 million, subject to certain post-closing adjustments that are still being finalized. The Company incurred $70 million of acquisition and divestiture related charges during the fiscal year ended August 31, 2024, primarily related to the divestiture of its Mobility Business.

	August 31, 2024	August 31, 2023
Total assets:
EMS	$4,384	$4,859
DMS	6,387	6,802
Assets held for sale(1)	—	1,929
Other non-allocated assets	6,580	5,834
Total	$17,351	$19,424

(1)Assets held for sale as of August 31, 2023 were reported in the DMS operating segment.
The Company operates in more than 30 countries worldwide. For geographical reporting, sales to unaffiliated customers are attributed to the Company location that maintains the customer relationship and transacts the external sale. Long-lived assets consist of property, plant and equipment, net and right-of-use assets and are attributed to the Company location in which they are located. The following tables set forth net revenue and long-lived asset information where individual countries accounted for 10% or more of the total, for the periods indicated (in millions):

	At and For the Fiscal Year Ended August 31,
	2024		2023		2022
	Net Revenue	Long-Lived Assets	Net Revenue	Long-Lived Assets	Net Revenue	Long-Lived Assets
Mexico	$5,872	$647	$6,083	$670	$5,630	$594
China(1)	4,810	736	5,868	865	5,272	1,956
Singapore(2)	4,486	*	7,385	*	7,916	*
Malaysia	*	352	*	*	*	*
Other	8,668	1,074	10,431	1,338	9,271	1,272
Total Foreign	23,836	2,809	29,767	2,873	28,089	3,822
U.S.	5,047	575	4,935	631	5,389	632
Total	$28,883	$3,384	$34,702	$3,504	$33,478	$4,454

*  Amount was less than 10% of total.
(1)Excludes long-lived assets of $836 million classified as held for sale as of August 31, 2023. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
(2)Decrease in net revenue for the fiscal year ended August 31, 2024, is driven by the divestiture of the Mobility Business. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
15. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Fiscal Year Ended August 31,
	2024(1)	2023(2)	2022(2)
Employee severance and benefit costs	$177	$48	$18
Lease costs	2	—	—
Asset write-off costs	79	5	—
Other costs	38	4	—
Total restructuring, severance and related charges(3)	$296	$57	$18

(1)Primarily relates to the 2024 Restructuring Plan.
(2)Primarily relates to headcount reduction to further optimize the Company's business activities.
(3)Includes $76 million, $10 million and $1 million recorded in the EMS segment, $152 million, $35 million and $10 million recorded in the DMS segment and $68 million, $12 million and $7 million of non-allocated charges for the fiscal years ended August 31, 2024, 2023 and 2022, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

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
The 2024 Restructuring Plan, totaling approximately $300 million in pre-tax restructuring and other related costs, is substantially complete as of August 31, 2024.
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2023	$—	$—	$—	$—	$—
Restructuring related charges	177	2	79	38	296
Asset write-off charge and other non-cash activity	4	—	(79)	(16)	(91)
Cash payments	(115)	(1)	—	(17)	(133)
Balance as of August 31, 2024	$66	$1	$—	$5	$72
2025 Restructuring Plan
On September 24, 2024, the Company’s Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our SG&A and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”). The 2025 Restructuring Plan reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain locations are still subject to consultation with the Company’s employees and their representatives.
The Company currently expects to recognize approximately $150 million to $200 million in pre-tax restructuring and other related costs over the course of the Company’s 2025 fiscal year. The charges relating to the 2025 Restructuring Plan are currently expected to result in net cash expenditures of approximately $100 million to $130 million that will be payable over the course of the Company’s fiscal years 2025 and 2026. The exact timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
16. Income Taxes
Provision for Income Taxes
Income (loss) before income tax expense is summarized below (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Domestic	$(366)	$(315)	$(116)
Foreign	2,117	1,577	1,347
Total	$1,751	$1,262	$1,231

Income tax expense (benefit) is summarized below (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Current:
Domestic - federal	$—	$1	$7
Domestic - state	5	2	2
Foreign	442	350	239
Total current	447	353	248
Deferred:
Domestic - federal	12	(2)	(25)
Domestic - state	(2)	4	—
Foreign	(94)	89	12
Total deferred	(84)	91	(13)
Total income tax expense	$363	$444	$235

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is summarized below:

	Fiscal Year Ended August 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.3)	0.2	0.7
Impact of foreign tax rates(1)	0.1	(1.8)	(4.0)
Permanent differences	0.5	(0.5)	1.2
Income tax credits(1)	(0.7)	(0.5)	(0.5)
Valuation allowance(2)	3.5	1.1	(3.3)
Equity compensation	(0.4)	0.5	(0.5)
Impact of intercompany charges and dividends	(0.7)	2.4	3.6
Global Intangible Low-Taxed Income	1.9	0.8	1.1
Change in indefinite reinvestment assertion(3)	0.4	11.7	—
Divestiture of the Mobility Business	(5.9)	—	—
Other, net	1.3	0.3	(0.2)
Effective income tax rate	20.7%	35.2%	19.1%

(1)The Company has been granted tax incentives for various subsidiaries in China, Malaysia, Singapore, Vietnam, Brazil, and Israel, which primarily expire at various dates through fiscal year 2030 and are subject to certain conditions with which the Company expects to comply. These tax incentives resulted in a tax benefit of approximately $54 million ($0.44 per basic weighted average shares outstanding), $74 million ($0.56 per basic weighted average shares outstanding) and $80 million ($0.57 per basic weighted average shares outstanding) during the fiscal years ended August 31, 2024, 2023, and 2022, respectively.
(2)For the fiscal year ended August 31, 2024, the valuation allowance change was primarily due to the change in deferred tax assets for sites with existing valuation allowances and an income tax expense of $27 million for an increase in the U.S. valuation allowance on deferred tax assets previously recognized. This impact was partially offset by a $20 million decrease in deferred tax assets with a corresponding valuation allowance due to a non-U.S. unrecognized tax benefit. For the fiscal year ended August 2022, the valuation allowance change was primarily due to an income tax benefit of $26 million for the reversal of a portion of the U.S. valuation allowance and decreased deferred tax assets with corresponding valuation allowances due to the liquidation of certain non-U.S. subsidiaries.
(3)As a result of certain operations being classified as held for sale, the Company made a change to its indefinite reinvestment assertions for the fiscal year ended August 31, 2023.

Deferred Tax Assets and Liabilities
Significant components of the deferred tax assets and liabilities are summarized below (in millions):

	August 31, 2024	August 31, 2023(1)
Deferred tax assets:
Net operating loss carryforwards	$183	$196
Receivables	5	4
Inventories	18	16
Compensated absences	14	16
Accrued expenses	109	116
Property, plant and equipment	2	17
Domestic tax credits	45	22
Foreign jurisdiction tax credits	9	4
Equity compensation	11	8
Domestic interest carryforwards	19	10
Capital loss carryforwards	26	19
Revenue recognition	27	29
Operating and finance lease liabilities	40	39
Other	34	24
Total deferred tax assets before valuation allowances	542	520
Less valuation allowances	(368)	(303)
Net deferred tax assets	$174	$217
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$83	$201
Intangible assets	29	24
Operating lease assets	81	85
Other	28	16
Total deferred tax liabilities	$221	$326
Net deferred tax liabilities	$(47)	$(109)

(1)Excludes $96 million classified as held for sale. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The Company’s assessment that led to the $27 million change in the U.S. valuation allowance on deferred tax assets previously recognized considered all available positive and negative evidence including, among other evidence, the impact of historical operating results and the impact of projected future taxable income upon application of the incremental cash tax savings approach for Global Intangible Low-Taxed Income.
As of August 31, 2024, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. As of August 31, 2024, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $0.8 billion. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.1 billion.

Tax Carryforwards
The amount and expiration dates of income tax net operating loss carryforwards, tax credit carryforwards, and tax capital loss carryforwards, which are available to reduce future taxes, if any, as of August 31, 2024, are as follows (in millions):

	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Domestic - state	2044 or indefinite	$56
Foreign	2039 or indefinite	$592
Tax credit carryforwards:(1)
Domestic - federal	2044	$41
Domestic - state	2038 or indefinite	$4
Foreign(2)	2026	$9
Tax capital loss carryforwards:
Domestic - federal	2029	$100

(1)Net of unrecognized tax benefits.
(2)Calculated based on the deferral method and includes foreign investment tax credits.
Unrecognized Tax Benefits
Reconciliation of the unrecognized tax benefits is summarized below (in millions):

	Fiscal Year Ended August 31,
	2024	2023	2022
Beginning balance	$257	$253	$241
Additions for tax positions of prior years	19	1	22
Reductions for tax positions of prior years	(21)	(7)	(21)
Additions for tax positions related to current year(1)	22	23	36
Divestiture of businesses	(49)	—	—
Reductions from lapses in statutes of limitations	(2)	(8)	(3)
Settlements(2)	(58)	(5)	(12)
Foreign exchange rate adjustment	—	—	(10)
Ending balance	$168	$257	$253
Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$94	$150	$150

(1)The additions for the fiscal years ended August 31, 2024, 2023 and 2022 are primarily related to taxation of certain intercompany transactions.
(2)Settlements for the fiscal year ended August 31, 2024, primarily relates to the settlement of a U.S. audit.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $17 million and $31 million as of August 31, 2024, and 2023, respectively. The Company recognized a benefit from the net release of interest and penalties of $14 million during the fiscal year ended August 31, 2024. The Company recognized interest and penalties of approximately $3 million and $0 million during the fiscal years ended August 31, 2023, and 2022, respectively.
It is reasonably possible that the August 31, 2024, unrecognized tax benefits could decrease during the next 12 months by $50 million, primarily related to lapses in statutes of limitations associated with intercompany transactions.
The Company is no longer subject to U.S. federal tax examinations for fiscal years before August 31, 2021. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2014, and August 31, 2009, respectively.

17. Business Acquisitions and Divestitures
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
On October 1, 2024, the Company completed the acquisition of Mikros Technologies LLC for consideration transferred of $62 million. Mikros Technologies LLC is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management. The final purchase price is subject to adjustment based on conditions within the purchase agreement.
Divestitures
The Company announced on September 26, 2023, that, through its indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), it agreed to sell the Mobility Business to an affiliate of BYDE for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments.
As of August 31, 2023, the Company determined the Mobility Business met the criteria to be classified as held for sale. Accordingly, the Company presented the assets and liabilities of the Mobility Business as held for sale in the Condensed Consolidated Balance Sheets as of August 31, 2023. Assets and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations, and the Company continued to report the operating results for the Mobility Business in the Company’s Condensed Consolidated Statement of Operations in the DMS segment until the Closing Date (defined below).
Following is a summary of the carrying amounts of the major classes of assets and liabilities that were classified as held for sale as of August 31, 2023 (in millions):

August 31, 2023
Assets held for sale:
Accounts receivable, net of allowance for credit losses	$96
Inventories, net of reserve for excess and obsolete inventory	559
Prepaid expenses and other current assets	220
Property, plant and equipment, net of accumulated depreciation	724
Operating lease right-of-use assets	112
Goodwill	117
Deferred income taxes	96
Liabilities held for sale:
Accounts payable	$876
Accrued expenses	364
Non-current operating lease liabilities	83

On December 29, 2023 (the “Closing Date”), the Company completed the sale of the Mobility Business. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million, subject to certain post-closing adjustments that are still being finalized. In addition, the Company agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in the Company’s Consolidated Statements of Operations.
The Company performs a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In connection with the preparation of the Company’s financial statements for the quarter ended February 29, 2024, the Company completed an impairment analysis for goodwill recorded within the reporting unit impacted by the divestiture of the Mobility Business. The quantitative assessment was used, and the Company determined that the fair value of the impacted reporting unit exceeded the carrying value and that no impairment existed immediately prior to or subsequent to divesting the Mobility Business. The Company allocated goodwill to the disposal group based on the relative fair value of the Mobility Business as compared to the impacted reporting unit.
In the second quarter of fiscal year 2024 and in connection with the divestiture of the Mobility Business, the Company made a strategic decision that the indefinite-lived (“Green Point”) trade name valued at $51 million acquired during the acquisition of Green Point should no longer be classified as an indefinite-lived intangible asset. Accordingly, prior to reclassifying the trade name to a finite-lived intangible asset, the Company completed a quantitative assessment for impairment and determined the fair value of the asset exceeded the carrying value. The trade name was assigned a two-year estimated useful life and is being amortized on a straight-line basis as of the Closing Date.
18. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		August 31, 2024	August 31, 2023
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$303	$—
Prepaid expenses and other current assets:
Short-term investments	Level 1		27	25
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	11	4
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	25	20
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	—	9
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	$28	$17
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	22	64
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	6	1
Other liabilities:
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	5	—

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair value of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			August 31, 2024		August 31, 2023
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 7)
3.950% Senior Notes	Level 2	(1)	$498	$487	$497	$468
3.600% Senior Notes	Level 2	(1)	$497	$468	$496	$448
3.000% Senior Notes	Level 2	(1)	$594	$529	$593	$502
1.700% Senior Notes	Level 2	(1)	$499	$476	$498	$452
4.250% Senior Notes	Level 2	(1)	$496	$495	$495	$478
5.450% Senior Notes	Level 2	(1)	$296	$306	$296	$297

(1)The fair value estimates are based upon observable market data.
Refer to Note 10 - “Postretirement and Other Employee Benefits” for disclosure surrounding the fair value of the Company’s pension plan assets.
19. Commitments and Contingencies
Legal Proceedings
The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
20. New Accounting Guidance
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

JABIL INC. Registrant

Date: October 28, 2024	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Dastoor and Gregory B. Hebard and each of them, jointly and severally, his or her attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ MARK T. MONDELLO	Chairman of the Board of Directors	October 28, 2024
Mark T. Mondello

By:	/s/ STEVEN A. RAYMUND	Lead Independent Director	October 28, 2024
Steven A. Raymund

By:	/s/ MICHAEL DASTOOR	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2024
Michael Dastoor

By:	/s/ GREGORY B. HEBARD	Chief Financial Officer (Principal Executive Officer)	October 28, 2024
Gregory B. Hebard

By:	/s/ ANOUSHEH ANSARI	Director	October 28, 2024
Anousheh Ansari

By:	/s/ CHRISTOPHER S. HOLLAND	Director	October 28, 2024
Christopher S. Holland

By:	/s/ JOHN C. PLANT	Director	October 28, 2024
John C. Plant

By:	/s/ JAMES W. SIMINOFF	Director	October 28, 2024
James W. Siminoff

By:	/s/ DAVID M. STOUT	Director	October 28, 2024
David M. Stout

By:	/s/ N.V. TYAGARAJAN	Director	October 28, 2024
N.V. Tyagarajan

By:	/s/ KATHLEEN A. WALTERS	Director	October 28, 2024
Kathleen A. Walters

SCHEDULE II
JABIL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts(1)	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2024	$58	$40	$—	$(35)	$63
Fiscal year ended August 31, 2023	$82	$34	$(27)	$(31)	$58
Fiscal year ended August 31, 2022	$85	$23	$—	$(26)	$82

(1)During the fiscal year ended August 31, 2023 the reductions charged to other accounts relates to inventory reserves for excess and obsolete inventory classified as held for sale.

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Reductions Charged to Costs and Expenses	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2024	$303	$96	$3	$(34)	$368
Fiscal year ended August 31, 2023	$281	$28	$9	$(15)	$303
Fiscal year ended August 31, 2022	$353	$19	$(31)	$(60)	$281

See accompanying report of independent registered public accounting firm.