Form 10-Q
period 2024-11-30
JABIL INC
filed 2025-01-10
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 2, 2025, there were 109,178,525 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	November 30, 2024 (Unaudited)	August 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,058	$2,201
Accounts receivable, net of allowance for credit losses	3,718	3,533
Contract assets	1,103	1,071
Inventories, net of reserve for excess and obsolete inventory	4,320	4,276
Prepaid expenses and other current assets	2,029	1,710
Total current assets	13,228	12,791
Property, plant and equipment, net of accumulated depreciation of $4,763 as of November 30, 2024 and $4,736 as of August 31, 2024	2,915	3,024
Operating lease right-of-use assets	385	360
Goodwill	670	661
Intangible assets, net of accumulated amortization of $556 as of November 30, 2024 and $547 as of August 31, 2024	168	143
Deferred income taxes	125	96
Other assets	280	276
Total assets	$17,771	$17,351
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$—
Accounts payable	6,875	6,190
Accrued expenses	5,466	5,499
Current operating lease liabilities	93	93
Total current liabilities	12,434	11,782
Notes payable and long-term debt, less current installments	2,882	2,880
Other liabilities	327	416
Non-current operating lease liabilities	304	284
Income tax liabilities	92	109
Deferred income taxes	139	143
Total liabilities	16,178	15,614
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 277,463,763 and 276,381,151 shares issued and 111,693,059 and 113,744,167 shares outstanding as of November 30, 2024 and August 31, 2024, respectively	—	—
Additional paid-in capital	3,002	2,841
Retained earnings	5,851	5,760
Accumulated other comprehensive loss	(52)	(46)
Treasury stock at cost, 165,770,704 and 162,636,984 shares as of November 30, 2024 and August 31, 2024, respectively	(7,208)	(6,818)
Total Jabil Inc. stockholders’ equity	1,593	1,737
Noncontrolling interests	—	—
Total equity	1,593	1,737
Total liabilities and equity	$17,771	$17,351
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended
	November 30, 2024	November 30, 2023
Net revenue	$6,994	$8,387
Cost of revenue	6,388	7,612
Gross profit	606	775
Operating expenses:
Selling, general and administrative	305	314
Research and development	8	10
Amortization of intangibles	13	6
Restructuring, severance and related charges	83	127
Acquisition and divestiture related charges	—	15
Operating income	197	303
Other expense	20	21
Interest expense, net	38	47
Income before income tax	139	235
Income tax expense	39	41
Net income	100	194
Net income attributable to noncontrolling interests, net of tax	—	—
Net income attributable to Jabil Inc.	$100	$194
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$0.89	$1.49
Diluted	$0.88	$1.47
Weighted average shares outstanding:
Basic	112.7	129.6
Diluted	114.0	132.1

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended
	November 30, 2024	November 30, 2023
Net income	$100	$194
Other comprehensive (loss) income:
Change in foreign currency translation	(3)	—
Change in derivative instruments	(4)	13
Actuarial loss	—	(3)
Prior service credit	1	1
Total other comprehensive (loss) income	(6)	11
Comprehensive income	$94	$205
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Jabil Inc.	$94	$205
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended
	November 30, 2024	November 30, 2023
Total stockholders' equity, beginning balances	$1,737	$2,867
Common stock:	—	—
Additional paid-in capital:
Beginning balances	2,841	2,795
Disposition of noncontrolling interest	2	—
Treasury shares purchased	115	(13)
Recognition of stock-based compensation	44	45
Ending balances	3,002	2,827
Retained earnings:
Beginning balances	5,760	4,412
Declared dividends	(9)	(11)
Net income attributable to Jabil Inc.	100	194
Ending balances	5,851	4,595
Accumulated other comprehensive loss
Beginning balances	(46)	(17)
Total other comprehensive (loss) income	(6)	11
Ending balances	(52)	(6)
Treasury stock:
Beginning balances	(6,818)	(4,324)
Purchases of treasury stock under employee stock plans	(40)	(67)
Treasury shares purchased	(347)	(487)
Excise taxes related to treasury shares purchased	(3)	(3)
Ending balances	(7,208)	(4,881)
Noncontrolling interests:
Beginning balances	—	1
Net income attributable to noncontrolling interests	—	—
Ending balances	—	1
Total stockholders' equity, ending balances	$1,593	$2,536

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended
	November 30, 2024	November 30, 2023
Cash flows provided by operating activities:
Net income	$100	$194
Depreciation, amortization, and other, net	182	206
Change in operating assets and liabilities, exclusive of net assets acquired	30	48
Net cash provided by operating activities	312	448
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(97)	(288)
Proceeds and advances from sale of property, plant and equipment	11	13
Cash paid for business and intangible asset acquisitions, net of cash	(63)	(59)
Proceeds from the divestiture of businesses, net of cash	—	258
Other, net	13	1
Net cash used in investing activities	(136)	(75)
Cash flows used in financing activities:
Borrowings under debt agreements	100	395
Payments toward debt agreements	(130)	(436)
Payments to acquire treasury stock	(232)	(500)
Dividends paid to stockholders	(10)	(12)
Treasury stock minimum tax withholding related to vesting of restricted stock	(40)	(67)
Net cash used in financing activities	(312)	(620)
Effect of exchange rate changes on cash and cash equivalents	(7)	(7)
Net decrease in cash and cash equivalents	(143)	(254)
Cash and cash equivalents at beginning of period	2,201	1,804
Cash and cash equivalents at end of period	$2,058	$1,550
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2024. Results for the three months ended November 30, 2024 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2025. The Company has made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to the change in reportable segments. See Note 13 – “Concentration of Risk and Segment Data” to the Condensed Consolidated Financial Statements for additional information.
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
The following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$350		Uncommitted	(2)
B	$120		Uncommitted	(2)
C	1,900	CNY	Uncommitted	(2)
D	$230		Uncommitted	May 4, 2028(2)
E	$170		Uncommitted	(3)
F	$50		Uncommitted	(3)
G	$100		Uncommitted	(2)
H	$1,200		Uncommitted	(2)
I	$250		Uncommitted	(2)
J	8,100	INR	Uncommitted	(2)
K	$100		Uncommitted	(2)
L	$75		Uncommitted	January 23, 2025(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)Any party may elect to terminate the agreement upon 30 days prior notice.
(3)Any party may elect to terminate the agreement upon 15 days prior notice.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2024	November 30, 2023
Trade accounts receivable sold	$1,686	$2,036
Cash proceeds received	$1,676	$2,025
Pre-tax losses on sale of receivables(1)	$10	$11

(1)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	November 30, 2024	August 31, 2024
Raw materials	$3,835	$3,903
Work in process	245	190
Finished goods	311	246
Reserve for excess and obsolete inventory	(71)	(63)
Inventories, net	$4,320	$4,276
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of November 30, 2024 and August 31, 2024, the Company had $1.1 billion and $734 million, respectively, of components included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
4. Leases
During fiscal year 2025, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of November 30, 2024, were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$58	$8	$16	$11	$23
Finance lease obligations	$17	$12	$4	$1	$—

(1)Excludes $91 million of payments related to leases signed but not yet commenced.
5. Goodwill and Other Intangible Assets
Beginning September 1, 2024, the Company reorganized its internal structure to focus on speed, precision, and solutions, and as a result of the organizational realignment, the Company’s operating segments now consist of three segments – Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. See Note 13 – “Concentration of Risk and Segment Data” to the Condensed Consolidated Financial Statements for additional information.
The Company performs a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the change in reportable segments, the Company’s reporting units also changed. In connection with the preparation of the Company’s financial statements for the quarter ended November 30, 2024, the Company tested goodwill for impairment immediately before and after the reorganization. As a result of these analyses, the Company determined that goodwill was not impaired before or after the reorganization.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended November 30, 2024 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of September 1, 2024	$490	$69	$102	$661
Acquisitions and adjustments	—	15	—	15
Change in foreign currency exchange rates	(5)	—	(1)	(6)
Balance as of November 30, 2024	$485	$84	$101	$670
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	November 30, 2024		August 31, 2024
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,690	$1,020	$1,681	$1,020
6. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of November 30, 2024, and August 31, 2024, are summarized below (in millions):

	Maturity Date	November 30, 2024	August 31, 2024
3.950% Senior Notes	Jan 12, 2028	$498	$498
3.600% Senior Notes	Jan 15, 2030	497	497
3.000% Senior Notes	Jan 15, 2031	594	594
1.700% Senior Notes	Apr 15, 2026	499	499
4.250% Senior Notes	May 15, 2027	497	496
5.450% Senior Notes	Feb 1, 2029	297	296
Borrowings under credit facilities(1)	Jan 22, 2026 and Jan 22, 2028	—	—
Borrowings under loans	Jul 31, 2026	—	—
Total notes payable and long-term debt		2,882	2,880
Less current installments of notes payable and long-term debt		—	—
Notes payable and long-term debt, less current installments		$2,882	$2,880

(1)As of November 30, 2024, the Company has $4.0 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of November 30, 2024, and August 31, 2024, the Company was in compliance with its debt covenants.
Fair Value
Refer to Note 18 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.

7. Asset-Backed Securitization Program
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2024.
Effective November 21, 2024, the terms of the global asset-backed securitization program were amended to extend the termination date from November 2024 to January 2025. The maximum amount of net cash proceeds available at any one time is $700 million. As of November 30, 2024, the Company had no available liquidity under its global asset-backed securitization program.
Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended
	November 30, 2024	November 30, 2023
Trade accounts receivable sold	$1,067	$989
Cash proceeds received(1)	$1,055	$979
Pre-tax losses on sale of receivables(2)	$12	$10

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2024, and August 31, 2024, the Company was in compliance with all covenants under the global asset-backed securitization program.
8. Accrued Expenses
Accrued expenses consist of the following (in millions):

	November 30, 2024	August 31, 2024
Inventory deposits	$1,450	$1,582
Contract liabilities(1)	1,077	1,017
Accrued compensation and employee benefits	649	699
Other accrued expenses	2,290	2,201
Accrued expenses	$5,466	$5,499

(1)Revenue recognized during the three months ended November 30, 2024, and 2023 that was included in the contract liability balance as of August 31, 2024, and 2023 was $150 million and $161 million, respectively.

9. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months ended November 30, 2024, and 2023 (in millions):

	Three months ended
	November 30, 2024	November 30, 2023
Service cost(1)	$6	$5
Interest cost(2)	3	3
Expected long-term return on plan assets(2)	(5)	(4)
Recognized actuarial gain(2)	—	(2)
Amortization of actuarial gain(2)(3)	—	(1)
Amortization of prior service cost(2)	1	1
Net periodic benefit cost	$5	$2

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
All derivative instruments are recorded gross on the Condensed Consolidated Balance Sheets at their respective fair values. Changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations, or as a component of AOCI in the Condensed Consolidated Balance Sheets, as discussed below.
Foreign Currency Risk Management
The Company enters into forward foreign exchange contracts to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses.
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is initially reported as a component of AOCI, net of tax, and is subsequently reclassified into the line item within the Condensed Consolidated Statements of Operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded. The aggregate notional amount of these outstanding contracts as of November 30, 2024, and August 31, 2024, was $348 million and $353 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2024, and August 31, 2025.

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

Maturity date	November 30, 2024	August 31, 2024
October 2024	$—	$140
January 2025	103	106
July 2025	53	55
October 2025	95	—
January 2026	102	106
April 2026	41	—
Total	$394	$407
Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The gains and losses from changes in fair values are recognized immediately in current earnings. The aggregate notional amount of these outstanding contracts as of November 30, 2024, and August 31, 2024, was $2.6 billion and $2.6 billion, respectively.
The Effect of Derivative Instruments on AOCI and the Condensed Consolidated Statements of Operations
The following table sets forth the gains and losses of the Company's derivative instruments designated as cash flow hedges and net investment hedges in OCI, and not designated as hedging instruments in the Condensed Consolidated Statements of Operations for the periods presented (in millions):

		Three months ended
	Financial Statement Line Item	November 30, 2024	November 30, 2023
Derivative instruments designated as cash flow hedges:
(Losses) recognized in OCI(1)		$(12)	$(3)
Losses (gains) reclassified from AOCI into earnings(1)(2)
Forward foreign exchange contracts	Cost of revenue	$9	$17
Interest rate contracts	Interest expense, net	$(1)	$(1)
Derivative instruments designated as net investment hedges:
Gains (losses) recognized in OCI(1)		$21	$(4)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized in earnings from forward foreign exchange contracts	Cost of revenue	$(21)	$18
Gains (losses) recognized in earnings from changes in foreign currency	Cost of revenue	$10	$(38)

(1)Amounts are net of tax, which are immaterial for the three months ended November 30, 2024, and 2023.
(2)The Company expects to reclassify $10 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
The gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material for all periods presented.

Refer to Note 18 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of November 30, 2024, there are no outstanding interest rate swaps.
11. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the three months ended November 30, 2024 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain	Prior Service (Cost) Credit	Total
Balance as of August 31, 2024	$(44)	$(24)	$12	$29	$(19)	$(46)
Other comprehensive (loss) income before reclassifications	(24)	21	(12)	—	—	(15)
Amounts reclassified from AOCI	—	—	8	—	1	9
Other comprehensive (loss) income(1)	(24)	21	(4)	—	1	(6)
Balance as of November 30, 2024	$(68)	$(3)	$8	$29	$(18)	$(52)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended(1)
Comprehensive Income Components	Financial Statement Line Item	November 30, 2024	November 30, 2023
Realized (gains) losses on pension and postretirement plans:
Actuarial gains	(2)	$—	$(3)
Prior service costs	(2)	1	1

(1)Amounts are net of tax, which are immaterial for the three months ended November 30, 2024 and 2023.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 9 – “Postretirement and Other Employee Benefits” for additional information.
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended
	November 30, 2024	November 30, 2023
Restricted stock units	$40	$42
Employee stock purchase plan	4	4
Total	$44	$46
As of November 30, 2024, the shares available to be issued under the 2021 Equity Incentive Plan were 7,098,261.

Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 150%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the three months ended November 30, 2024, and 2023, the Company awarded approximately 0.6 million and 0.4 million time-based restricted stock units, respectively, 0.1 million and 0.1 million performance-based restricted stock units, respectively, and 0.1 million and 0.1 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

November 30, 2024
Unrecognized stock-based compensation expense – restricted stock units	$99
Remaining weighted-average period for restricted stock units expense	1.6 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended
	November 30, 2024	November 30, 2023
Common stock outstanding:
Beginning balances	113,744,167	131,294,422
Vesting of restricted stock	1,082,612	1,766,775
Purchases of treasury stock under employee stock plans	(323,000)	(526,028)
Treasury shares purchased	(2,810,720)	(3,887,738)
Ending balances	111,693,059	128,647,431
Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program(2)	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(3)	Q1 FY 2025	$1,000	4.3	$636	$364

(1)In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of the Company’s common stock.
(2)In September 2024, an ASR transaction was completed, and 1.0 million additional shares were delivered under the Q4 FY 2024 ASR agreements. As of November 30, 2024, no authorization remained under the amended 2023 Share Repurchase Program.
(3)As of January 2, 2025, 4.3 million shares had been repurchased for $636 million and $364 million remains available under the 2025 Share Repurchase Program.

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
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024	$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025	$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025	$310	1.8	(1)	(1)	$145.00

(1)In December 2024, as part of the 2025 Share Repurchase Program, the Company entered into ASR agreements to repurchase $310 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $310 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended
	November 30, 2024		November 30, 2023
	Shares	Cost	Shares	Cost
Open market share repurchases(1)	1.8	$232	0.0	$—

(1)As of November 30, 2024, $768 million remains available under the 2025 Share Repurchase Program.
Warrants
On December 27, 2024, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”) to acquire up to 1,158,539 ordinary shares of the Company (“Warrant Shares”) at an initial exercise price of $137.7671 per share, which is the preceding 30 trading day VWAP. The Warrant allows for cashless exercise and expires December 27, 2031. The Warrant Shares are subject to vesting for payments for purchased products and services over the Warrant term, with a portion of the Warrant Shares having vested as of the Warrant issuance.

Upon the consummation of an acquisition transaction (as defined in the Warrant), subject to certain exceptions, the unvested portion of the Warrant will vest in full. So long as the Warrant is unexercised, the Warrant does not entitle the Warrantholder to any voting rights or any other common stockholder rights. The exercise price and the number of Warrant Shares are subject to customary anti-dilution adjustments.
13. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2024, the Company’s five largest customers accounted for approximately 33% of its net revenue and 87 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce operating segments.
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
The Company derives its revenue from providing comprehensive electronics design, production, and product management services. The CODM evaluates performance and allocates resources on a segment basis. Prior to the first quarter of fiscal year 2025, the Company’s operating segments consisted of two segments – Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Beginning September 1, 2024, the Company reorganized its internal structure to focus on speed, precision, and solutions and, as a result of the organizational realignment, the Company’s operating segments now consist of three segments – Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. All prior period disclosures presented have been recast to reflect this change.
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
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research, and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Certain items are excluded from the calculation of segment income. Total segment assets are defined as accounts receivable, contract assets, inventories, net, customer-related property, plant and equipment, intangible assets net of accumulated amortization, and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate those at which we would transact with third parties.
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	November 30, 2024			November 30, 2023
	Point in time	Over time	Total	Point in time	Over time	Total
Regulated Industries	$135	$2,822	$2,957	$132	$3,060	$3,192
Intelligent Infrastructure	1,106	1,390	2,496	1,077	1,291	2,368
Connected Living and Digital Commerce(1)	455	1,086	1,541	1,900	927	2,827
Total	$1,696	$5,298	$6,994	$3,109	$5,278	$8,387

(1)Decrease in point in time revenues from the prior period is primarily driven by the divestiture of the Mobility Business during the three months ended February 29, 2024.
The Company operates in approximately 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2024(1)	November 30, 2023
Foreign source revenue	80.8%	86.4%

(1)Decrease from the prior period is primarily driven by the divestiture of the Mobility Business during the three months ended February 29, 2024.

The following tables sets forth operating segment information (in millions):

	Three months ended
	November 30, 2024	November 30, 2023
Segment income and reconciliation of income before income tax
Regulated Industries	$138	$148
Intelligent Infrastructure	120	112
Connected Living and Digital Commerce	89	239
Total segment income	$347	$499
Reconciling items:
Amortization of intangibles	(13)	(6)
Stock-based compensation expense and related charges	(44)	(46)
Restructuring, severance and related charges(1)	(83)	(127)
Business interruption and impairment charges, net(2)	(9)	—
Acquisition and divestiture related charges	—	(15)
Other expense (net of periodic benefit cost)	(21)	(23)
Interest expense, net	(38)	(47)
Income before income tax	$139	$235

(1)Charges recorded during the three months ended November 30, 2024 and 2023, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
(2)Charges recorded during the three months ended November 30, 2024, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina.

	November 30, 2024	August 31, 2024
Total assets:
Regulated Industries	$5,878	$5,855
Intelligent Infrastructure	2,991	2,624
Connected Living and Digital Commerce	2,242	2,297
Other non-allocated assets	6,660	6,575
Total	$17,771	$17,351
14. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance, and related charges (in millions):

	Three months ended
	November 30, 2024(1)	November 30, 2023(2)
Employee severance and benefit costs	$27	$95
Lease costs	3	—
Asset write-off costs	23	22
Other costs	30	10
Total restructuring, severance and related charges(3)	$83	$127

(1)Primarily relates to the 2025 Restructuring Plan.
(2)Primarily relates to the 2024 Restructuring Plan.
(3)Includes $21 million and $32 million recorded in the Regulated Industries segment, $29 million and $29 million recorded in the Intelligent Infrastructure segment, $6 million and $47 million recorded in the Connected Living and Digital Commerce segment, and $27 million and $19 million of non-allocated charges for the three months ended November 30, 2024 and 2023, respectively. Except for asset write-off costs, all restructuring, severance and related charges are cash costs. See Note 13 – “Concentration of Risk and Segment Data” to the Condensed Consolidated Financial Statements for further details on the change in reportable segments.

2025 Restructuring Plan
On September 24, 2024, the Company’s Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General, and Administrative (“SG&A”) and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”). The 2025 Restructuring Plan reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain locations are still subject to consultation with the Company’s employees and their representatives.
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
The table below summarizes the Company’s liability activity, primarily associated with the 2025 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$—	$—	$—	$—	$—
Restructuring related charges	26	3	19	26	74
Asset write-off charge and other non-cash activity	—	—	(19)	(3)	(22)
Cash payments	(5)	(3)	—	(4)	(12)
Balance as of November 30, 2024	$21	$—	$—	$19	$40
2024 Restructuring Plan
On September 26, 2023, the Company’s Board of Directors approved a restructuring plan to (i) realign the Company’s cost base for stranded costs associated with the Company’s sale and realignment of its Mobility Business and (ii) optimize the Company’s global footprint. This action includes headcount reductions across our SG&A cost base and capacity realignment (the “2024 Restructuring Plan”).
The 2024 Restructuring Plan, totaling approximately $300 million in pre-tax restructuring and other related costs, was substantially complete as of August 31, 2024.
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$66	$1	$—	$5	$72
Restructuring related charges	1	—	4	4	9
Asset write-off charge and other non-cash activity	—	—	(4)	—	(4)
Cash payments	(34)	—	—	(5)	(39)
Balance as of November 30, 2024	$33	$1	$—	$4	$38

15. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended
	November 30, 2024	November 30, 2023
U.S. federal statutory income tax rate	21.0%	21.0%
Effective income tax rate	28.0%	17.6%
The effective income tax rate differed for the three months ended November 30, 2024, compared to the three months ended November 30, 2023, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by decreased income before income taxes in low tax rate jurisdictions for the three months ended November 30, 2024, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the three months ended November 30, 2024, (iii) a $19 million income tax benefit for the reversal of an unrecognized tax benefit due to audit closure for the three months ended November 30, 2023, and (iv) an $11 million income tax benefit for the reversal of a portion of the U.S. valuation allowance related to an acquisition for the three months ended November 30, 2023.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months ended November 30, 2024 and 2023, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in China, Malaysia, Singapore, and Vietnam for the three months ended November 30, 2023, (iv) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the three months ended November 30, 2024, (v) a $19 million income tax benefit associated with the reversal of an unrecognized tax benefit due to audit closure for the three months ended November 30, 2023, and (vi) an $11 million income tax benefit for the reversal of a portion of the U.S. valuation allowance related to an acquisition for the three months ended November 30, 2023.
16. Earnings Per Share and Dividends
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

	Three months ended
	November 30, 2024	November 30, 2023
Restricted stock units	352.3	654.4
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2024, and 2023 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2025:	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024
Fiscal Year 2024:	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023

17. Business Acquisitions and Divestitures
Acquisitions
Fiscal Year 2025
On October 1, 2024, the Company completed the acquisition of Mikros Technologies LLC for consideration transferred of $63 million. Mikros Technologies LLC is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement.
The acquisition of Mikros Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $63 million, including $40 million in intangible assets and $15 million in goodwill, were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on October 1, 2024. Pro forma information has not been provided as the acquisition of Mikros Technologies is not deemed to be significant.
Fiscal Year 2024
On November 1, 2023, the Company completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
Divestitures
Fiscal Year 2024
The Company announced on September 26, 2023, that, through our indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), we agreed to sell to an affiliate of BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), its product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi, the Mobility Business, for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments.
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
On December 29, 2023, the Closing Date, the Company completed the sale of the Mobility Business. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million, subject to certain post-closing adjustments that are still being finalized. In addition, the Company agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in the Company’s Condensed Consolidated Statements of Operations.

18. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		November 30, 2024	August 31, 2024
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$352	$303
Prepaid expenses and other current assets:
Short-term investments	Level 1		26	27
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	4	11
Derivatives not designated as hedging instruments (Note 10)	Level 2	(2)	12	25
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	4	—
Other assets:
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	1	—
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	$21	$28
Derivatives not designated as hedging instruments (Note 10)	Level 2	(2)	40	22
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	—	6
Other liabilities:
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	1	5

(1)Consist of time deposits that are readily convertible to cash with original maturities of 90 days or less.
(2)The Company’s forward foreign exchange contracts, including cash flow hedges and net investment hedges are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. The carrying amounts of borrowings under credit facilities and under loans approximate fair value as interest rates on these instruments approximate current market rates.

Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			November 30, 2024		August 31, 2024
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 6)
3.950% Senior Notes	Level 2	(1)	$498	$487	$498	$487
3.600% Senior Notes	Level 2	(1)	$497	$467	$497	$468
3.000% Senior Notes	Level 2	(1)	$594	$536	$594	$529
1.700% Senior Notes	Level 2	(1)	$499	$479	$499	$476
4.250% Senior Notes	Level 2	(1)	$497	$494	$496	$495
5.450% Senior Notes	Level 2	(1)	$297	$305	$296	$306

(1)The fair value estimates are based upon observable market data.
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

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q and in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2024 such as, scheduling production, managing growth and capital expenditures and maximizing the efficiency of our manufacturing capacity effectively; managing rapid declines or increases in customer demand and other related customer challenges that may occur; our dependence on a limited number of customers; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks arising from relationships with emerging companies; changes in technology and competition in our industry; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; risks associated with international sales and operations, including geopolitical uncertainties; energy price increases or shortages; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; risk arising from compliance, or failure to comply, with environmental, health and safety laws or regulations, risks arising from litigation and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; and asset impairment); changes in financial accounting standards or policies; risk of natural disaster, climate change or other global events; and risks arising from expectations relating to environmental, social and governance considerations. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its consolidated subsidiaries, except where the context otherwise requires.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the leading providers of worldwide manufacturing services and solutions. We provide comprehensive electronics design, production, and product management services to companies in various industries and end markets. Our services enable our customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs, and reduce product fulfillment time. Our manufacturing and supply chain management services and solutions include innovation, design, planning, fabrication and assembly, delivery, and managing the flow of resources and products. We derive substantially all of our revenue from production and product management services (collectively referred to as “manufacturing services”), which encompass the act of producing tangible components that are built to customer specifications and are then provided to the customer.
We serve our customers primarily through dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend for the foreseeable future, upon a relatively small number of customers for a significant percentage of our net revenue, which in turn depends upon their growth, viability, and financial stability.
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Mexico, Singapore, Malaysia, and the United States. We derived a substantial majority, 80.8% of net revenue from our international operations for the three months ended November 30, 2024. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
As of September 1, 2024, we are reporting our business in the following three segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, for further discussion of the items disclosed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section as of November 30, 2024, contained herein.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended
	November 30, 2024	November 30, 2023
Net revenue	$6,994	$8,387
Gross profit	$606	$775
Operating income	$197	$303
Net income attributable to Jabil Inc.	$100	$194
Earnings per share – basic	$0.89	$1.49
Earnings per share – diluted	$0.88	$1.47

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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2024	August 31, 2024	November 30, 2023
Sales cycle(1)	27 days	34 days	42 days
Inventory turns (annualized)(2)	5 turns	5 turns	5 turns
Days in accounts receivable(3)	48 days	46 days	43 days
Days in inventory(4)	76 days	76 days	78 days
Days in accounts payable(5)	97 days	88 days	78 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended November 30, 2024, the increase in days in accounts receivable from the prior sequential quarter and the three months ended November 30, 2023, was primarily driven by timing of payments.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2024, the decrease in days in inventory from the three months ended November 30, 2023, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2024, the increase in days in accounts payable from the prior sequential quarter and the three months ended November 30, 2023, was primarily due to higher purchases of customer-controlled consignment components and timing of cash payments.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
Recent Accounting Pronouncements
See Note 20 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

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
As discussed in the “Overview” section, as of September 1, 2024, we are reporting our business in the following three segments – Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce. In conjunction with this reorganization, there have been certain reclassifications made within the reported segments.

	Three months ended
(dollars in millions)	November 30, 2024	November 30, 2023	Change
Net revenue	$6,994	$8,387	(16.6)%
Net revenue decreased during the three months ended November 30, 2024, compared to the three months ended November 30, 2023. Specifically, the Connected Living and Digital Commerce segment net revenue decreased 46% due to a 50% decrease in revenues primarily driven by the divestiture of our Mobility Business within our connected living business. The decrease is partially offset by a 4% increase in revenues from existing customers within our digital commerce business. The Regulated Industries segment net revenue decreased 7% primarily due to: (i) a 6% decrease in revenues from existing customers within our renewable energy infrastructure business and (ii) a 1% decrease in revenues from existing customers within our automotive and transportation business. The Intelligent Infrastructure segment net revenue increased 5% primarily due to: (i) a 14% increase in revenues from existing customers within our cloud and data center infrastructure business and (ii) a 6% increase in revenues from existing customers within our capital equipment business. The increase is partially offset by a 15% decrease in revenues from existing customers within our networking and communications business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2024	November 30, 2023
Regulated Industries	42%	38%
Intelligent Infrastructure	36%	28%
Connected Living and Digital Commerce	22%	34%
Total	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2024(1)	November 30, 2023
Foreign source revenue	80.8%	86.4%

(1)Decrease from the prior period is primarily driven by the divestiture of the Mobility Business during the three months ended February 29, 2024.
Gross Profit

	Three months ended
(dollars in millions)	November 30, 2024	November 30, 2023
Gross profit	$606	$775
Percent of net revenue	8.7%	9.2%

Gross profit as a percentage of net revenue decreased for the three months ended November 30, 2024, compared to the three months ended November 30, 2023, primarily due to product mix in our Connected Living and Digital Commerce segment.
Selling, General and Administrative

	Three months ended
(in millions)	November 30, 2024	November 30, 2023	Change
Selling, general and administrative	$305	$314	$(9)
Selling, general and administrative expenses decreased during the three months ended November 30, 2024, compared to the three months ended November 30, 2023, primarily due to a decrease in office and support costs.
Research and Development

	Three months ended
(dollars in millions)	November 30, 2024	November 30, 2023
Research and development	$8	$10
Percent of net revenue	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months ended November 30, 2024, compared to the three months ended November 30, 2023.
Amortization of Intangibles

	Three months ended
(in millions)	November 30, 2024	November 30, 2023	Change
Amortization of intangibles	$13	$6	$7
Amortization of intangibles increased during the three months ended November 30, 2024, compared to the three months ended November 30, 2023, primarily due to amortization related to the Green Point trade name, which was reclassified to a definite-lived intangible asset during fiscal year 2024.
Restructuring, Severance and Related Charges

	Three months ended
(in millions)	November 30, 2024	November 30, 2023	Change
Restructuring, severance and related charges	$83	$127	$(44)
Restructuring, severance, and related charges decreased during the three months ended November 30, 2024, compared to the three months ended November 30, 2023, primarily due to higher restructuring, severance and related charges, related to the 2024 Restructuring Plan, during the three months ended November 30, 2023. This current quarter decrease is partially offset by increased restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the three months ended November 30, 2024.
2025 Restructuring Plan
On September 24, 2024, our Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”). The 2025 Restructuring Plan reflects our intention only and restructuring decisions, including the timing of such decisions, at certain locations remain subject to consultation with the Company’s employees and their representatives.

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
2024 Restructuring Plan
On September 26, 2023, our Board of Directors approved a restructuring plan to (i) realign our cost base for stranded costs associated with the sale and realignment of our Mobility Business and (ii) optimize our global footprint. This action includes headcount reductions across our SG&A cost base and capacity realignment (the “2024 Restructuring Plan”).
The 2024 Restructuring Plan, totaling approximately $300 million in pre-tax restructuring and other related costs, was substantially complete as of August 31, 2024.
See Note 14 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges.
Acquisition and Divestiture Related Charges

	Three months ended
(in millions)	November 30, 2024	November 30, 2023	Change
Acquisition and divestiture related charges	$—	$15	$(15)
Acquisition and divestiture related charges recorded during the three months ended November 30, 2023, related to transaction and disposal costs incurred in connection with the divestiture of our Mobility Business.
See Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Other Expense

	Three months ended
(in millions)	November 30, 2024	November 30, 2023	Change
Other expense	$20	$21	$(1)
Other expense remained relatively consistent during the three months ended November 30, 2024, compared to the three months ended November 30, 2023.
Interest Expense, Net

	Three months ended
(in millions)	November 30, 2024	November 30, 2023	Change
Interest expense, net	$38	$47	$(9)
Interest expense, net decreased during the three months ended November 30, 2024, compared to the three months ended November 30, 2023, due to lower interest rates and lower borrowings primarily on our credit facilities and commercial paper program.

Income Tax Expense

	Three months ended
	November 30, 2024	November 30, 2023	Change
Effective income tax rate	28.0%	17.6%	10.4%
The effective income tax rate differed for the three months ended November 30, 2024, compared to the three months ended November 30, 2023, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by decreased income before income taxes in low tax rate jurisdictions for the three months ended November 30, 2024, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the three months ended November 30, 2024, (iii) a $19 million income tax benefit for the reversal of an unrecognized tax benefit due to audit closure for the three months ended November 30, 2023, and (iv) an $11 million income tax benefit for the reversal of a portion of the U.S. valuation allowance related to an acquisition for the three months ended November 30, 2023.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax rate. Many countries, including countries in which we have tax incentives, have enacted or are in the process of enacting laws based on the OECD’s proposals. We do not currently expect a material impact to our effective tax rate for the fiscal year ending August 31, 2025.
Non-GAAP (Core) Financial Measures
The following discussion and analysis of our financial condition and results of operations include certain non-GAAP financial measures as identified in the reconciliations below. The non-GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance, and as a factor in determining certain employee performance when evaluating incentive compensation. Also, our “core” financial measures should not be construed as an indication by us that our future results will be unaffected by those items that are excluded from our “core” financial measures.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended
(in millions, except for per share data)	November 30, 2024	November 30, 2023
Operating income (U.S. GAAP)	$197	$303
Amortization of intangibles	13	6
Stock-based compensation expense and related charges	44	46
Restructuring, severance and related charges(1)	83	127
Net periodic benefit cost(2)	1	2
Business interruption and impairment charges, net(3)	9	—
Acquisition and divestiture related charges	—	15
Adjustments to operating income	150	196
Core operating income (Non-GAAP)	$347	$499
Net income attributable to Jabil Inc. (U.S. GAAP)	$100	$194
Adjustments to operating income	150	196
Net periodic benefit cost(2)	(1)	(2)
Adjustments for taxes(4)	(21)	(45)
Core earnings (Non-GAAP)	$228	$343
Diluted earnings per share (U.S. GAAP)	$0.88	$1.47
Diluted core earnings per share (Non-GAAP)	$2.00	$2.60
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	114.0	132.1

(1)Charges recorded during the three months ended November 30, 2024, and 2023, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(3)Charges recorded during the three months ended November 30, 2024, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina.
(4)Tax adjustments for the three months ended November 30, 2023, were partially driven by an income tax benefit for the reversal of an unrecognized tax benefit due to audit closure.
Adjusted Free Cash Flow

	Three months ended
(in millions)	November 30, 2024	November 30, 2023
Net cash provided by operating activities (U.S. GAAP)	$312	$448
Acquisition of property, plant and equipment (“PP&E”)(1)	(97)	(288)
Proceeds and advances from sale of PP&E(1)	11	13
Adjusted free cash flow (Non-GAAP)	$226	$173

(1)Certain customers co-invest in PP&E with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognize the cash receipts in proceeds and advances from the sale of PP&E.

Acquisitions and Divestitures
Acquisitions
Fiscal Year 2025
On October 1, 2024, we completed the acquisition of Mikros Technologies LLC for consideration transferred of $63 million. Mikros Technologies LLC is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement.
The acquisition of Mikros Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $63 million, including $40 million in intangible assets and $15 million in goodwill, were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on October 1, 2024. Pro forma information has not been provided as the acquisition of Mikros Technologies is not deemed to be significant.
Fiscal Year 2024
On November 1, 2023, we completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
Divestitures
Fiscal Year 2024
We announced on September 26, 2023, that, through our indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), we agreed to sell to an affiliate of BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), its product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi, the Mobility Business, for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments.
As of August 31, 2023, we determined the Mobility Business met the criteria to be classified as held for sale. Assets and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations, and we continued to report the operating results for the Mobility Business in our Condensed Consolidated Statements of Operations in the DMS segment until the Closing Date.
On December 29, 2023, the Closing Date, we completed the sale of the Mobility Business. As a result of the transaction, we derecognized net assets of approximately $1.2 billion and recorded a pre-tax gain of $942 million, subject to certain post-closing adjustments that are still being finalized. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in our Condensed Consolidated Statements of Operations.

Refer to Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for discussion.
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
Cash and Cash Equivalents
As of November 30, 2024, we had approximately $2.1 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of November 30, 2024, could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)	Borrowings under loans	Total notes payable and credit facilities
Balance as of August 31, 2024	$498	$497	$594	$499	$496	$296	$—	$—	$2,880
Borrowings	—	—	—	—	—	—	100	—	100
Payments	—	—	—	—	—	—	(100)	—	(100)
Other	—	—	—	—	1	1	—	—	2
Balance as of November 30, 2024	$498	$497	$594	$499	$497	$297	$—	$—	$2,882
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2026 and Jan 22, 2028	Jul 31, 2026
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$4.0 billion(1)	$1 million

(1)As of November 30, 2024, we had $4.0 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2024, and August 31, 2024, we were in compliance with our debt covenants. Refer to Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2024.
Effective November 21, 2024, the terms of the global asset-backed securitization program were amended to extend the termination date from November 2024 to January 2025. The maximum amount of net cash proceeds available at any one time is $700 million. During the three months ended November 30, 2024, we sold $1.1 billion of trade accounts receivable, and we received cash proceeds of $1.1 billion. As of November 30, 2024, we had no available liquidity under our global asset-backed securitization program.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of November 30, 2024, and August 31, 2024, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 7 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
Following is a summary of the trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)		Type of Facility	Expiration Date
A	$350		Uncommitted	(2)
B	$120		Uncommitted	(2)
C	1,900	CNY	Uncommitted	(2)
D	$230		Uncommitted	May 4, 2028(2)
E	$170		Uncommitted	(3)
F	$50		Uncommitted	(3)
G	$100		Uncommitted	(2)
H	$1,200		Uncommitted	(2)
I	$250		Uncommitted	(2)
J	8,100	INR	Uncommitted	(2)
K	$100		Uncommitted	(2)
L	$75		Uncommitted	January 23, 2025(2)

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)Any party may elect to terminate the agreement upon 30 days prior notice.
(3)Any party may elect to terminate the agreement upon 15 days prior notice.
During the three months ended November 30, 2024, we sold $1.7 billion of trade accounts receivable under these programs and we received cash proceeds of $1.7 billion. As of November 30, 2024, we had up to $1.8 billion in available liquidity under our trade accounts receivable sale programs.

Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Three months ended
	November 30, 2024	November 30, 2023
Net cash provided by operating activities	$312	$448
Net cash used in investing activities	(136)	(75)
Net cash used in financing activities	(312)	(620)
Effect of exchange rate changes on cash and cash equivalents	(7)	(7)
Net decrease in cash and cash equivalents	$(143)	$(254)
Operating Activities
Net cash provided by operating activities during the three months ended November 30, 2024, was primarily due to an increase in accounts payable, accrued expense and other liabilities and non-cash expenses and net income. Net cash provided by operating activities was partially offset by an increase in prepaid expenses and other current assets, an increase in accounts receivable, an increase in inventories and an increase in contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily due to the timing of payments. The increase in accounts receivable is primarily driven by the timing of collections. The increase in inventories is primarily to support expected sales levels in the second quarter of fiscal year 2025. The increase in contract assets is primarily due to timing of revenue recognition for the over time customers.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2024, consisted primarily of capital expenditures, principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and the acquisition of Mikros Technologies LLC, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2024, was primarily due to (i) the repurchase of our common stock under our share repurchase authorization, (ii) payments for debt agreements, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
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

We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program(2)	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(3)	Q1 FY 2025	$1,000	4.3	$636	$364

(1)In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock.
(2)In September 2024, an ASR transaction was completed, and 1.0 million additional shares were delivered under the Q4 FY 2024 ASR agreements. As of November 30, 2024, no authorization remained under the amended 2023 Share Repurchase Program.
(3)As of January 2, 2025, 4.3 million shares had been repurchased for $636 million and $364 million remains available under the 2025 Share Repurchase Program.
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
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date	Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024	$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025	$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025	$310	1.8	(1)	(1)	$145.00

(1)In December 2024, as part of the 2025 Share Repurchase Program, we entered into ASR agreements to repurchase $310 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $310 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
In addition, we repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended
	November 30, 2024		November 30, 2023
	Shares	Cost	Shares	Cost
Open market share repurchases(1)	1.8	$232	0.0	$—

(1)As of November 30, 2024, $768 million remains available under the 2025 Share Repurchase Program.
Warrants
On December 27, 2024, we issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”) to acquire up to 1,158,539 of our ordinary shares (“Warrant Shares”) at an initial exercise price of $137.7671 per share, which is the preceding 30 trading day VWAP. The Warrant allows for cashless exercise and expires December 27, 2031. The Warrant Shares are subject to vesting for payments for purchased products and services over the Warrant term, with a portion of the Warrant Shares having vested as of the Warrant issuance.

Upon the consummation of an acquisition transaction (as defined in the Warrant), subject to certain exceptions, the unvested portion of the Warrant will vest in full. So long as the Warrant is unexercised, the Warrant does not entitle the Warrantholder to any voting rights or any other common stockholder rights. The exercise price and the number of Warrant Shares are subject to customary anti-dilution adjustments.
Contractual Obligations
As of the date of this report, other than the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2024, to our contractual obligations and commitments and the related cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2024. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended November 30, 2024, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See the discussion in Note 19 - “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended November 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(3)
September 1, 2024 – September 30, 2024	980,164	$107.07	980,164	$1,000
October 1, 2024 – October 31, 2024	1,367,543	$123.80	1,044,543	$871
November 1, 2024 – November 30, 2024	786,013	$130.62	786,013	$768
Total	3,133,720	$120.28	2,810,720

(1)The purchases include amounts that are attributable to 323,000 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In September 2023, our Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock as publicly announced in a press release on September 28, 2023 (the “Amended 2023 Repurchase Program”). In September 2024, an ASR transaction was completed, and 1.0 million additional shares were delivered under the ASR agreements. For more information, see “Liquidity and Capital Resources - Dividends and Share Repurchases”.
(3)In September 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on September 26, 2024 ("the 2025 Share Repurchase Program").

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the three months ended November 30, 2024, no director or executive officer of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Amended and Restated Bylaws.	8-K	3.1	10/23/2024

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.9).	8-K	4.1	5/4/2022

4.4	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.10).	8-K	4.1	4/13/2023

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.9	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.10	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

10.1	Warrant to Purchase Common Stock, dated December 27, 2024, issued to Amazon.com, Inc.*	8-K	4.1	1/3/2025

10.2†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).

10.3†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).

10.4†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive – Non-Retirement Eligible).

10.6†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Non-Employee Director).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2024 and August 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended November 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: January 10, 2025	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

Date: January 10, 2025	By:	/s/ GREGORY B. HEBARD
Gregory B. Hebard Chief Financial Officer