Form 10-Q
period 2025-02-28
JABIL INC
filed 2025-04-08
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 3, 2025, there were 107,345,348 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	February 28, 2025 (Unaudited)	August 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,592	$2,201
Accounts receivable, net of allowance for credit losses	3,708	3,533
Contract assets	1,060	1,071
Inventories, net of reserve for excess and obsolete inventory	4,435	4,276
Prepaid expenses and other current assets	1,819	1,710
Total current assets	12,614	12,791
Property, plant and equipment, net of accumulated depreciation of $4,848 as of February 28, 2025, and $4,736 as of August 31, 2024	2,880	3,024
Operating lease right-of-use assets	401	360
Goodwill	802	661
Intangible assets, net of accumulated amortization	302	143
Deferred income taxes	117	96
Other assets	280	276
Total assets	$17,396	$17,351
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$—	$—
Accounts payable	6,640	6,190
Accrued expenses	5,584	5,499
Current operating lease liabilities	91	93
Total current liabilities	12,315	11,782
Notes payable and long-term debt, less current installments	2,883	2,880
Other liabilities	322	416
Non-current operating lease liabilities	319	284
Income tax liabilities	86	109
Deferred income taxes	113	143
Total liabilities	16,038	15,614
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 277,826,033 and 276,381,151 shares issued and 109,539,804 and 113,744,167 shares outstanding as of February 28, 2025 and August 31, 2024, respectively	—	—
Additional paid-in capital	3,012	2,841
Retained earnings	5,960	5,760
Accumulated other comprehensive loss	(44)	(46)
Treasury stock at cost, 168,286,229 and 162,636,984 shares as of February 28, 2025, and August 31, 2024, respectively	(7,570)	(6,818)
Total Jabil Inc. stockholders’ equity	1,358	1,737
Noncontrolling interests	—	—
Total equity	1,358	1,737
Total liabilities and equity	$17,396	$17,351
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net revenue	$6,728	$6,767	$13,722	$15,154
Cost of revenue	6,152	6,137	12,540	13,749
Gross profit	576	630	1,182	1,405
Operating expenses:
Selling, general and administrative	256	308	561	622
Research and development	7	10	15	20
Amortization of intangibles	15	9	28	15
Restructuring, severance and related charges	45	70	128	197
Gain from the divestiture of businesses	—	(944)	—	(944)
Acquisition and divestiture related charges	8	46	8	61
Operating income	245	1,131	442	1,434
Other expense	24	22	44	43
Interest expense, net	37	47	75	94
Income before income tax	184	1,062	323	1,297
Income tax expense	67	135	106	176
Net income	117	927	217	1,121
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Net income attributable to Jabil Inc.	$117	$927	$217	$1,121
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.07	$7.41	$1.95	$8.80
Diluted	$1.06	$7.31	$1.93	$8.66
Weighted average shares outstanding:
Basic	110.0	125.2	111.3	127.4
Diluted	111.1	126.9	112.6	129.5

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income	$117	$927	$217	$1,121
Other comprehensive (loss) income:
Change in foreign currency translation	(3)	(7)	(6)	(7)
Change in derivative instruments	11	(3)	7	10
Actuarial loss	(1)	(2)	(1)	(5)
Prior service credit	1	1	2	2
Total other comprehensive income (loss)	8	(11)	2	—
Comprehensive income	$125	$916	$219	$1,121
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Jabil Inc.	$125	$916	$219	$1,121
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Total stockholders' equity, beginning balances	$1,593	$2,536	$1,737	$2,867
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	3,002	2,827	2,841	2,795
Shares issued under employee stock purchase plan	33	31	33	31
(Purchase) disposition of noncontrolling interest	—	(2)	2	(2)
Treasury shares purchased	(46)	—	69	(13)
Recognition of stock-based compensation	18	21	62	66
Reclassification of liability award	4	—	4	—
Provision for common stock warrant	1	—	1	—
Ending balances	3,012	2,877	3,012	2,877
Retained earnings:
Beginning balances	5,851	4,595	5,760	4,412
Declared dividends	(8)	(10)	(17)	(21)
Net income attributable to Jabil Inc.	117	927	217	1,121
Ending balances	5,960	5,512	5,960	5,512
Accumulated other comprehensive loss:
Beginning balances	(52)	(6)	(46)	(17)
Total other comprehensive income (loss)	8	(11)	2	—
Ending balances	(44)	(17)	(44)	(17)
Treasury stock:
Beginning balances	(7,208)	(4,881)	(6,818)	(4,324)
Purchases of treasury stock under employee stock plans	(1)	—	(41)	(67)
Treasury shares purchased	(358)	(825)	(705)	(1,312)
Excise taxes related to treasury shares purchased	(3)	(8)	(6)	(11)
Ending balances	(7,570)	(5,714)	(7,570)	(5,714)
Noncontrolling interests:
Beginning balances	—	1	—	1
Net income attributable to noncontrolling interests	—	—	—	—
Purchase of noncontrolling interest	—	(1)	—	(1)
Ending balances	—	—	—	—
Total stockholders' equity, ending balances	$1,358	$2,658	$1,358	$2,658

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended
	February 28, 2025	February 29, 2024
Cash flows provided by operating activities:
Net income	$217	$1,121
Depreciation, amortization, and other, net	373	356
Gain from the divestiture of businesses	—	(944)
Change in operating assets and liabilities, exclusive of net assets acquired	56	133
Net cash provided by operating activities	646	666
Cash flows (used in) provided by investing activities:
Acquisition of property, plant and equipment	(213)	(554)
Proceeds and advances from sale of property, plant and equipment	54	109
Cash paid for business and intangible asset acquisitions, net of cash	(361)	(93)
Proceeds from the divestiture of businesses, net of cash	—	2,108
Other, net	17	(12)
Net cash (used in) provided by investing activities	(503)	1,558
Cash flows used in financing activities:
Borrowings under debt agreements	334	1,799
Payments toward debt agreements	(414)	(1,866)
Payments to acquire treasury stock	(636)	(1,325)
Dividends paid to stockholders	(19)	(22)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	33	31
Treasury stock minimum tax withholding related to vesting of restricted stock	(41)	(67)
Other, net	(3)	(5)
Net cash used in financing activities	(746)	(1,455)
Effect of exchange rate changes on cash and cash equivalents	(6)	(7)
Net (decrease) increase in cash and cash equivalents	(609)	762
Cash and cash equivalents at beginning of period	2,201	1,804
Cash and cash equivalents at end of period	$1,592	$2,566
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2024. Results for the six months ended February 28, 2025, are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2025. The Company has made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to the change in reportable segments. See Note 13 – “Concentration of Risk and Segment Data” to the Condensed Consolidated Financial Statements for additional information.
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
In conjunction with the trade accounts receivable sale programs, the Company is required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $571 million and $367 million as of February 28, 2025, and August 31, 2024, respectively. Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The following is a summary of the Company’s uncommitted trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$50
G	$100
H	$1,200
I	$250
J	$75

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Trade accounts receivable sold	$2,027	$1,818	$3,713	$3,854
Cash proceeds received	$2,016	$1,809	$3,692	$3,834
Pre-tax losses on sale of receivables(1)	$11	$9	$21	$20

(1)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	February 28, 2025	August 31, 2024
Raw materials	$3,856	$3,903
Work in process	312	190
Finished goods	340	246
Reserve for excess and obsolete inventory	(73)	(63)
Inventories, net	$4,435	$4,276
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of February 28, 2025, and August 31, 2024, the Company had $951 million and $734 million, respectively, of components included in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
4. Leases
During fiscal year 2025, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of February 28, 2025, were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$105	$14	$25	$21	$45
Finance lease obligations	$57	$48	$8	$1	$—

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

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended February 28, 2025 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of September 1, 2024	$490	$69	$102	$661
Acquisitions and adjustments(1)	132	17	—	149
Change in foreign currency exchange rates	(7)	—	(1)	(8)
Balance as of February 28, 2025	$615	$86	$101	$802

(1)During the fiscal year 2025 and in connection with the acquisitions of Pharmaceutics International, Inc. (“Pii”) and Mikros Technologies LLC (“Mikros Technologies”), the Company recognized goodwill of $132 million and $17 million, respectively. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	February 28, 2025		August 31, 2024
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,822	$1,020	$1,681	$1,020
The following table presents the Company’s total purchased intangible assets as of the periods indicated (in millions):

	Weighted Average Amortization Period (in years)	February 28, 2025(1)			August 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$495	$(278)	$217	$361	$(270)	$91
Intellectual property	9	243	(184)	59	198	(181)	17
Finite-lived trade names	2	134	(108)	26	130	(95)	35
Total intangible assets	10	$872	$(570)	$302	$689	$(546)	$143

(1)In connection with the acquisition of Pii, the Company acquired $149 million of intangible assets, including $109 million assigned to contractual agreements and customer relationships and $38 million assigned to intellectual property. In connection with the acquisition of Mikros Technologies, the Company acquired $40 million of intangible assets, including $31 million assigned to contractual agreements and customer relationships. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
Intangible asset amortization during the three months and six months ended February 28, 2025 was approximately $15 million and $28 million, respectively. Intangible asset amortization during the three months and six months ended February 29, 2024 was approximately $9 million and $15 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2025	$34
2026	49
2027	39
2028	36
2029	29
Thereafter	115
Total	$302

6. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of February 28, 2025, and August 31, 2024, are summarized below (in millions):

	Maturity Date	February 28, 2025	August 31, 2024
3.950% Senior Notes	Jan 12, 2028	$498	$498
3.600% Senior Notes	Jan 15, 2030	497	497
3.000% Senior Notes	Jan 15, 2031	595	594
1.700% Senior Notes	Apr 15, 2026	499	499
4.250% Senior Notes	May 15, 2027	497	496
5.450% Senior Notes	Feb 1, 2029	297	296
Borrowings under credit facilities(1)	Jan 22, 2026 and Jan 22, 2028	—	—
Total notes payable and long-term debt		2,883	2,880
Less current installments of notes payable and long-term debt		—	—
Notes payable and long-term debt, less current installments		$2,883	$2,880

(1)As of February 28, 2025, the Company has $4.0 billion in available unused borrowing capacity under its revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of February 28, 2025, and August 31, 2024, the Company was in compliance with its debt covenants.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2025.
Effective January 23, 2025, the terms of the global asset-backed securitization program were amended to extend the termination date from January 2025 to January 2028. The maximum amount of net cash proceeds available at any one time is $700 million.

In conjunction with the global asset-backed securitization program, the Company is required to remit amounts collected as a servicer under the global asset-backed securitization program to a special purpose entity, which in turn sells certain receivables to unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $368 million and $338 million as of February 28, 2025, and August 31, 2024, respectively. Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Trade accounts receivable sold	$980	$968	$2,047	$1,957
Cash proceeds received(1)	$970	$955	$2,025	$1,934
Pre-tax losses on sale of receivables(2)	$10	$13	$22	$23

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of February 28, 2025, and August 31, 2024, the Company was in compliance with all covenants under the global asset-backed securitization program.
8. Accrued Expenses
Accrued expenses consist of the following (in millions):

	February 28, 2025	August 31, 2024
Inventory deposits	$1,340	$1,582
Contract liabilities(1)	1,076	1,017
Accrued compensation and employee benefits	552	699
Other accrued expenses	2,616	2,201
Accrued expenses	$5,584	$5,499

(1)Revenue recognized during the three months and six months ended February 28, 2025 that was included in the contract liability balance as of August 31, 2024, was $139 million and $289 million, respectively. Revenue recognized during the three months and six months ended February 29, 2024, that was included in the contract liability balance as of August 31, 2023, was $114 million and $275 million, respectively.
9. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and six months ended February 28, 2025, and February 29, 2024 (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Service cost(1)	$5	$5	$11	$10
Interest cost(2)	2	3	5	6
Expected long-term return on plan assets(2)	(4)	(5)	(9)	(9)
Recognized actuarial gain(2)	—	(1)	—	(3)
Amortization of actuarial gain(2)(3)	(1)	(1)	(1)	(2)
Amortization of prior service cost(2)	2	1	3	2
Net periodic benefit cost	$4	$2	$9	$4

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
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is initially reported as a component of AOCI, net of tax, and is subsequently reclassified into the line item within the Condensed Consolidated Statements of Operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded. The aggregate notional amount of these outstanding contracts as of February 28, 2025, and August 31, 2024, was $315 million and $353 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2025, and November 30, 2025.
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

Maturity date	February 28, 2025	August 31, 2024
October 2024	$—	$140
January 2025	—	106
July 2025	126	55
October 2025	93	—
January 2026	100	106
April 2026	41	—
Total	$360	$407

Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The gains and losses from changes in fair values are recognized immediately in current earnings. The aggregate notional amount of these outstanding contracts as of February 28, 2025, and August 31, 2024, was $2.7 billion and $2.6 billion, respectively.
The Effect of Derivative Instruments on AOCI and the Condensed Consolidated Statements of Operations
The following table sets forth the gains and losses of the Company's derivative instruments designated as cash flow hedges and net investment hedges in OCI, and not designated as hedging instruments in the Condensed Consolidated Statements of Operations for the periods presented (in millions):

		Three months ended		Six months ended
	Financial Statement Line Item	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI(1)		$1	$(1)	$(11)	$(4)
Losses (gains) reclassified from AOCI into earnings(1)(2)
Forward foreign exchange contracts	Cost of revenue	$11	$(2)	$20	$15
Interest rate contracts	Interest expense, net	$(1)	$—	$(2)	$(1)
Derivative instruments designated as net investment hedges:
Gains recognized in OCI(1)		$7	$4	$28	$—
(Gains) reclassified from AOCI into earnings(1)	Gain from the divestiture of businesses	$—	$(4)	$—	$(4)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized in earnings from forward foreign exchange contracts	Cost of revenue	$(5)	$(11)	$(26)	$7
(Losses) gains recognized in earnings from changes in foreign currency	Cost of revenue	$(7)	$3	$3	$(35)

(1)Amounts are net of tax, which are immaterial for the three months and six months ended February 28, 2025, and February 29, 2024.
(2)The Company expects to reclassify $1 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
The gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material for all periods presented.
Refer to Note 18 – “Fair Value Measurements” for the fair values and classification of the Company’s derivative instruments.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of February 28, 2025, there are no outstanding interest rate swaps.

In March 2025, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance or the contractually specified SOFR interest rates for anticipated term loan borrowings. The forward interest rate swaps have an aggregate notional amount of $100 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward interest rate swaps are scheduled to expire on July 31, 2026. If the anticipated debt issuance or term loan borrowings occurs before July 31, 2026, the contracts will be terminated simultaneously with the debt issuance or term loan borrowings. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward interest rate swap transactions will be recorded on the Condensed Consolidated Balance Sheets as a component of AOCI.
11. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the six months ended February 28, 2025 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2024	$(44)	$(24)	$12	$29	$(19)	$(46)
Other comprehensive (loss) income before reclassifications	(34)	28	(11)	—	—	(17)
Amounts reclassified from AOCI	—	—	18	(1)	2	19
Other comprehensive (loss) income(1)	(34)	28	7	(1)	2	2
Balance as of February 28, 2025	$(78)	$4	$19	$28	$(17)	$(44)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended(1)		Six months ended(1)
Comprehensive Income Components	Financial Statement Line Item	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Realized gains on foreign currency translation	Gain from the divestiture of businesses	$—	$(2)	$—	$(2)
Realized (gains) losses on pension and postretirement plans:
Actuarial gains	(2)	$(1)	$(2)	$(1)	$(5)
Prior service costs	(2)	$1	$1	$2	$2

(1)Amounts are net of tax, which are immaterial for the three months and six months ended February 28, 2025 and February 29, 2024.
(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 9 – “Postretirement and Other Employee Benefits” for additional information.
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Restricted stock units	$15	$18	$55	$60
Employee stock purchase plan	6	5	10	9
Total	$21	$23	$65	$69
As of February 28, 2025, the shares available to be issued under the 2021 Equity Incentive Plan were 7,117,366.

Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 28, 2025, and 2024, the Company awarded approximately 0.6 million and 0.4 million time-based restricted stock units, respectively, 0.1 million and 0.1 million performance-based restricted stock units, respectively, and 0.1 million and 0.1 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

February 28, 2025
Unrecognized stock-based compensation expense – restricted stock units	$86
Remaining weighted-average period for restricted stock units expense	1.6 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Common stock outstanding:
Beginning balances	111,693,059	128,647,431	113,744,167	131,294,422
Shares issued under employee stock purchase plan	355,851	338,316	355,851	338,316
Vesting of restricted stock	6,419	2,741	1,089,031	1,769,516
Purchases of treasury stock under employee stock plans	(991)	(795)	(323,991)	(526,823)
Treasury shares purchased	(2,514,534)	(6,547,086)	(5,325,254)	(10,434,824)
Ending balances	109,539,804	122,440,607	109,539,804	122,440,607
Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program(2)	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(3)	Q1 FY 2025	$1,000	6.5	$972	$28

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

(3)As of February 28, 2025, 4.3 million shares had been repurchased for $636 million and $364 million remained available under the 2025 Share Repurchase Program. As of April 3, 2025, 6.5 million shares had been repurchased for $972 million and $28 million remains available under the 2025 Share Repurchase Program.
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
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024		$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025	(1)	$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	(2)	(2)	$135.99

(1)In December 2024, as part of the 2025 Share Repurchase Program, the Company entered into ASR agreements to repurchase $310 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $310 million to participating financial institutions and received an initial delivery of shares of common stock. In March 2025, the ASR transaction was completed, and 0.2 million additional shares were delivered under the Q2 FY 2025 ASR agreements.
(2)In March 2025, as part of the 2025 Share Repurchase Program, the Company entered into ASR agreements to repurchase $309 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $309 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Six months ended
	February 28, 2025		February 29, 2024		February 28, 2025		February 29, 2024
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	0.7	$94	6.5	$824	2.5	$326	6.5	$824

(1)As of April 3, 2025, 2.7 million shares had been repurchased for $353 million through open market transactions under the 2025 Share Repurchase Program.
Warrants
On December 27, 2024, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”) to acquire up to 1,158,539 ordinary shares of the Company (“Warrant Shares”) at an initial exercise price of $137.7671 per share, which is the preceding 30 trading day VWAP. The Warrant allows for cashless exercise and expires December 27, 2031. The Warrant Shares are subject to vesting for payments for purchased products and services over the seven-year Warrant term, with 59,582 of the Warrant Shares having vested upon issuance.
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

The Company accounts for the Warrant as an equity instrument within additional paid-in-capital at its estimated fair value on the Condensed Consolidated Balance Sheets, and the provision for common stock warrant is recorded as a reduction to revenue on the Condensed Consolidated Statements of Operations. To estimate the fair value of the Warrant, the Company used the Black-Scholes option pricing model, which is based on assumptions that require management to use judgement. Based on the estimated fair value, the Company determined the amount of provision for common stock warrant, which is amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the Warrant term.
The estimated fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

December 27, 2024
Stock price	$145.92
Exercise price	$137.77
Expected life	7.0 years
Expected volatility(1)	34.4%
Risk-free interest rate	4.5%

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.
The following table summarizes the Warrant activity for the six months ended February 28, 2025:

Warrant Shares
Outstanding as of August 31, 2024	—
Changes during the period
Shares granted	1,158,539
Shares vested	(59,582)
Outstanding as of February 28, 2025	1,098,957
Exercisable as of February 28, 2025	59,582
13. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2025, the Company’s five largest customers accounted for approximately 33% of its net revenue and 88 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce operating segments.
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
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	February 28, 2025			February 29, 2024
	Point in time	Over time	Total	Point in time	Over time	Total
Regulated Industries	$133	$2,608	$2,741	$114	$2,870	$2,984
Intelligent Infrastructure	1,217	1,430	2,647	1,200	1,044	2,244
Connected Living and Digital Commerce(1)	365	975	1,340	665	874	1,539
Total	$1,715	$5,013	$6,728	$1,979	$4,788	$6,767

	Six months ended
	February 28, 2025			February 29, 2024
	Point in time	Over time	Total	Point in time	Over time	Total
Regulated Industries	$268	$5,430	$5,698	$246	$5,930	$6,176
Intelligent Infrastructure	2,323	2,820	5,143	2,277	2,335	4,612
Connected Living and Digital Commerce(1)	820	2,061	2,881	2,565	1,801	4,366
Total	$3,411	$10,311	$13,722	$5,088	$10,066	$15,154

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
The Company operates in approximately 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended(1)
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Foreign source revenue	77.0%	82.5%	78.9%	84.7%

(1)Decrease from the prior period is primarily driven by the divestiture of the Mobility Business during the three months ended February 29, 2024.

The following tables sets forth operating segment information (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Segment income and reconciliation of income before income tax
Regulated Industries	$132	$138	$270	$286
Intelligent Infrastructure	141	94	261	206
Connected Living and Digital Commerce	61	106	150	345
Total segment income	$334	$338	$681	$837
Reconciling items:
Amortization of intangibles	(15)	(9)	(28)	(15)
Stock-based compensation expense and related charges	(21)	(23)	(65)	(69)
Restructuring, severance and related charges(1)	(45)	(70)	(128)	(197)
Business interruption and impairment charges, net(2)	—	—	(9)	—
Gain from the divestiture of businesses(3)	—	944	—	944
Acquisition and divestiture related charges(3)	(8)	(46)	(8)	(61)
Other expense (net of periodic benefit cost)	(24)	(25)	(45)	(48)
Interest expense, net	(37)	(47)	(75)	(94)
Income before income tax	$184	$1,062	$323	$1,297

(1)Charges recorded during the three months and six months ended February 28, 2025, and February 29, 2024, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
(2)Charges recorded during the six months ended February 28, 2025, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida, and Asheville and Hendersonville, North Carolina.
(3)The Company completed the divestiture of the Mobility Business and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that were realized in March 2025. The Company incurred transaction and disposal costs in connection with the sale of approximately $46 million and $61 million during the three months and six months ended February 29, 2024, respectively.

	February 28, 2025	August 31, 2024
Total assets:
Regulated Industries	$6,103	$5,855
Intelligent Infrastructure	3,219	2,624
Connected Living and Digital Commerce	2,191	2,297
Other non-allocated assets	5,883	6,575
Total	$17,396	$17,351

14. Restructuring, Severance, and Related Charges
Following is a summary of the Company’s restructuring, severance, and related charges (in millions):

	Three months ended		Six months ended
	February 28, 2025(1)	February 29, 2024(2)	February 28, 2025(1)	February 29, 2024(2)
Employee severance and benefit costs	$18	$28	$45	$123
Lease costs	1	1	4	1
Asset write-off costs	4	33	27	55
Other costs	22	8	52	18
Total restructuring, severance and related charges(3)	$45	$70	$128	$197

(1)Primarily relates to the 2025 Restructuring Plan.
(2)Primarily relates to the 2024 Restructuring Plan.
(3)Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

The following table presents the Company’s restructuring, severance, and related charges disaggregated by segment (in millions):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Total restructuring, severance and related charges:
Regulated Industries	$3	$4	$24	$36
Intelligent Infrastructure	21	11	50	40
Connected Living and Digital Commerce	(1)	31	5	78
Non-allocated charges	22	24	49	43
Total	$45	$70	$128	$197

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

The table below summarizes the Company’s liability activity, primarily associated with the 2025 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$—	$—	$—	$—	$—
Restructuring related charges	44	3	21	48	116
Asset write-off charge and other non-cash activity	—	—	(21)	(22)	(43)
Cash payments	(28)	(3)	—	(8)	(39)
Balance as of February 28, 2025	$16	$—	$—	$18	$34
2024 Restructuring Plan
On September 26, 2023, the Company’s Board of Directors approved a restructuring plan to (i) realign the Company’s cost base for stranded costs associated with the Company’s sale and realignment of the Mobility Business and (ii) optimize the Company’s global footprint. This action includes headcount reductions across our SG&A cost base and capacity realignment (the “2024 Restructuring Plan”).
The 2024 Restructuring Plan, totaling approximately $300 million in pre-tax restructuring and other related costs, was substantially complete as of August 31, 2024.
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$66	$1	$—	$5	$72
Restructuring related charges	1	1	6	4	12
Asset write-off charge and other non-cash activity	—	—	(6)	—	(6)
Cash payments	(44)	—	—	(6)	(50)
Balance as of February 28, 2025	$23	$2	$—	$3	$28
15. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	36.2%	12.7%	32.7%	13.6%
The effective income tax rate differed for the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by decreased income before income taxes in low tax rate jurisdictions for the three months and six months ended February 28, 2025, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the six months ended February 28, 2025, and (iii) the gain from the divestiture of the Mobility Business and corresponding $58 million of income tax expense during the three months ended February 29, 2024.

The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and six months ended February 28, 2025 and February 29, 2024, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the six months ended February 28, 2025, (iv) tax incentives granted to sites in China, Malaysia, Singapore, and Vietnam for the three months and six months ended February 29, 2024, and (v) the gain from the divestiture of the Mobility Business and corresponding $58 million of income tax expense during the three months ended February 29, 2024.
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

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Restricted stock units	334.3	293.5	334.3	309.5
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 28, 2025, and February 29, 2024 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2025:	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024
	January 23, 2025	$0.08	$8	February 18, 2025	March 4, 2025
Fiscal Year 2024:	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023
	January 25, 2024	$0.08	$10	February 15, 2024	March 4, 2024
17. Business Acquisitions and Divestitures
Acquisitions
Fiscal Year 2025
On February 3, 2025, the Company completed the acquisition of Pharmaceutics International, Inc. (“Pii”) for cash consideration transferred of $307 million. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement. Pii is a contract development and manufacturing organization specializing in early stage, clinical, and commercial volume aseptic filling, lyophilization, and oral solid dose manufacturing. The acquisition will enhance the Company’s existing Regulated Industries service offerings, which includes the development and commercial production of auto-injectors, pen injectors, inhalers, and on-body pumps.

The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $349 million, including $149 million in intangible assets and $132 million in goodwill, and liabilities assumed of $42 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
On October 1, 2024, the Company completed the acquisition of Mikros Technologies LLC (“Mikros Technologies”) for consideration transferred of $63 million. Mikros Technologies is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement.
The acquisition of Mikros Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $63 million, including $40 million in intangible assets and $17 million in goodwill, were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on October 1, 2024. Pro forma information has not been provided as the acquisition of Mikros Technologies is not deemed to be significant.
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

On December 29, 2023, the Closing Date, the Company completed the sale of the Mobility Business. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million in the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which will result in recognition of a $54 million pre-tax gain during the three months ended May 31, 2025. In addition, the Company agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in the Company’s Condensed Consolidated Statements of Operations.
18. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		February 28, 2025	August 31, 2024
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$243	$303
Prepaid expenses and other current assets:
Short-term investments	Level 1		26	27
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	5	11
Derivatives not designated as hedging instruments (Note 10)	Level 2	(2)	6	25
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	9	—
Other assets:
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	1	—
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	$7	$28
Derivatives not designated as hedging instruments (Note 10)	Level 2	(2)	23	22
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	—	6
Other liabilities:
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	—	5

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

Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			February 28, 2025		August 31, 2024
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 6)
3.950% Senior Notes	Level 2	(1)	$498	$489	$498	$487
3.600% Senior Notes	Level 2	(1)	$497	$470	$497	$468
3.000% Senior Notes	Level 2	(1)	$595	$538	$594	$529
1.700% Senior Notes	Level 2	(1)	$499	$484	$499	$476
4.250% Senior Notes	Level 2	(1)	$497	$496	$496	$495
5.450% Senior Notes	Level 2	(1)	$297	$306	$296	$306

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

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q and in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2024 such as, scheduling production, managing growth and capital expenditures and maximizing the efficiency of our manufacturing capacity effectively; managing rapid declines or increases in customer demand and other related customer challenges that may occur; our dependence on a limited number of customers; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks arising from relationships with emerging companies; changes in technology and competition in our industry; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; risks associated with international sales and operations, including geopolitical uncertainties and trade disputes that have resulted in tariffs and other protectionist measures and could result in further such actions in the future; energy price increases or shortages; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; risk arising from compliance, or failure to comply, with environmental, health and safety laws or regulations, risks arising from litigation and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; and asset impairment); changes in financial accounting standards or policies; risk of natural disaster, climate change or other global events; and risks arising from expectations relating to environmental, social and governance considerations. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its consolidated subsidiaries, except where the context otherwise requires.

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Mexico, Singapore, Malaysia, and the United States. We derived a substantial majority, 77.0% and 78.9% of net revenue, from our international operations for the three months and six months ended February 28, 2025, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, for further discussion of the items disclosed in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section as of February 28, 2025, contained herein.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net revenue	$6,728	$6,767	$13,722	$15,154
Gross profit	$576	$630	$1,182	$1,405
Operating income	$245	$1,131	$442	$1,434
Net income attributable to Jabil Inc.	$117	$927	$217	$1,121
Earnings per share – basic	$1.07	$7.41	$1.95	$8.80
Earnings per share – diluted	$1.06	$7.31	$1.93	$8.66

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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 28, 2025	November 30, 2024	February 29, 2024
Sales cycle(1)	33 days	27 days	48 days
Inventory turns (annualized)(2)	4 turns	5 turns	4 turns
Days in accounts receivable(3)	50 days	48 days	35 days
Days in inventory(4)	80 days	76 days	87 days
Days in accounts payable(5)	97 days	97 days	74 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended February 28, 2025, the increase in days in accounts receivable from the prior sequential quarter and the three months ended February 29, 2024, was primarily driven by timing of payments.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2025, the increase in days in inventory from the prior sequential quarter was primarily driven by the timing of sales. During the three months ended February 28, 2025, the decrease in days in inventory from the three months ended February 29, 2024, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2025, the increase in days in accounts payable from the three months ended February 29, 2024, was primarily due to higher purchases of customer-controlled consignment components and timing of cash payments.
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

	Three months ended			Six months ended
(dollars in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Net revenue	$6,728	$6,767	(0.6)%	$13,722	$15,154	(9.4)%
Net revenue decreased during the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Specifically, the Connected Living and Digital Commerce segment net revenue decreased 13% due to an 18% decrease in revenues primarily driven by the divestiture of the Mobility Business within our connected living business. The decrease is partially offset by a 5% increase in revenues from existing customers within our digital commerce business. The Regulated Industries segment net revenue decreased 8% primarily due to: (i) a 5% decrease in revenues from existing customers within our automotive and transportation business and (ii) a 3% decrease in revenues from existing customers within our healthcare and packaging business. The Intelligent Infrastructure segment net revenue increased 18% primarily due to: (i) a 19% increase in revenues from existing customers within our cloud and data center infrastructure business and (ii) a 9% increase in revenues from existing customers within our capital equipment business. The increase is partially offset by a 10% decrease in revenues from existing customers within our networking and communications business.
Net revenue decreased during the six months ended February 28, 2025, compared to the six months ended February 29, 2024. Specifically, the Connected Living and Digital Commerce segment net revenue decreased 34% due to a 38% decrease in revenues primarily driven by the divestiture of the Mobility Business within our connected living business. The decrease is partially offset by a 4% increase in revenues from existing customers within our digital commerce business. The Regulated Industries segment net revenue decreased 8% primarily due to: (i) a 4% decrease in revenues from existing customers within our renewable energy infrastructure business, (ii) a 3% decrease in revenues from existing customers within our automotive and transportation business, and (iii) a 1% decrease in revenues from existing customers within our healthcare and packaging business. The Intelligent Infrastructure segment net revenue increased 12% primarily due to: (i) a 16% increase in revenues from existing customers within our cloud and data center infrastructure business and (ii) a 8% increase in revenues from existing customers within our capital equipment business. The increase is partially offset by a 12% decrease in revenues from existing customers within our networking and communications business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Regulated Industries	41%	44%	42%	41%
Intelligent Infrastructure	39%	33%	37%	30%
Connected Living and Digital Commerce	20%	23%	21%	29%
Total	100%	100%	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended(1)
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Foreign source revenue	77.0%	82.5%	78.9%	84.7%

(1)Decrease from the prior period is primarily driven by the divestiture of the Mobility Business during the three months ended February 29, 2024.
Gross Profit

	Three months ended		Six months ended
(dollars in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Gross profit	$576	$630	$1,182	$1,405
Percent of net revenue	8.6%	9.3%	8.6%	9.3%
Gross profit as a percentage of net revenue decreased for the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, primarily due to product mix in our Connected Living and Digital Commerce segment.
Selling, General and Administrative

	Three months ended			Six months ended
(in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Selling, general and administrative	$256	$308	$(52)	$561	$622	$(61)
Selling, general and administrative expenses decreased during the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, primarily due to a decrease in salary and salary related expenses.
Research and Development

	Three months ended		Six months ended
(dollars in millions)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Research and development	$7	$10	$15	$20
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024.
Amortization of Intangibles

	Three months ended			Six months ended
(in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Amortization of intangibles	$15	$9	$6	$28	$15	$13
Amortization of intangibles increased during the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, primarily due to (i) amortization related to the Green Point trade name, which was reclassified to a definite-lived intangible asset during fiscal year 2024 and (ii) additional amortization associated with intangible assets related to the acquisitions of Mikros Technologies LLC and Pharmaceutics International, Inc. that occurred during the first and second quarters of fiscal year 2025.

Restructuring, Severance and Related Charges

	Three months ended			Six months ended
(in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Restructuring, severance and related charges	$45	$70	$(25)	$128	$197	$(69)
Restructuring, severance, and related charges decreased during the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, primarily due to higher restructuring, severance and related charges, related to the 2024 Restructuring Plan, during the three months and six months ended February 29, 2024. The decrease is partially offset by increased restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the three months and six months ended February 28, 2025.
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
Gain from the Divestiture of Businesses

	Three months ended			Six months ended
(in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Gain from the divestiture of businesses	$—	$(944)	$944	$—	$(944)	$944
In the second quarter of fiscal year 2024, we completed the divestiture of the Mobility Business and recorded a pre-tax gain of $944 million. Certain post-closing adjustments were realized in March 2025, which will result in recognition of a $54 million pre-tax gain during the three months ended May 31, 2025.
See Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.

Acquisition and Divestiture Related Charges

	Three months ended			Six months ended
(in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Acquisition and divestiture related charges	$8	$46	$(38)	$8	$61	$(53)
Acquisition and divestiture related charges decreased during the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, primarily due to transaction and disposal costs incurred in connection with the divestiture of the Mobility Business during fiscal year 2024.
See Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Other Expense

	Three months ended			Six months ended
(in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Other expense	$24	$22	$2	$44	$43	$1
Other expense remained relatively consistent during the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024.
Interest Expense, Net

	Three months ended			Six months ended
(in millions)	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Interest expense, net	$37	$47	$(10)	$75	$94	$(19)
Interest expense, net decreased during the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, due to lower interest rates and lower borrowings primarily on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended			Six months ended
	February 28, 2025	February 29, 2024	Change	February 28, 2025	February 29, 2024	Change
Effective income tax rate	36.2%	12.7%	23.5%	32.7%	13.6%	19.1%
The effective income tax rate differed for the three months and six months ended February 28, 2025, compared to the three months and six months ended February 29, 2024, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by decreased income before income taxes in low tax rate jurisdictions for the three months and six months ended February 28, 2025, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the six months ended February 28, 2025, and (iii) the gain from the divestiture of the Mobility Business and corresponding $58 million of income tax expense during the three months ended February 29, 2024.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Six months ended
(in millions, except for per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Operating income (U.S. GAAP)	$245	$1,131	$442	$1,434
Amortization of intangibles	15	9	28	15
Stock-based compensation expense and related charges	21	23	65	69
Restructuring, severance and related charges(1)	45	70	128	197
Net periodic benefit cost(2)	—	3	1	5
Business interruption and impairment charges, net(3)	—	—	9	—
Gain from the divestiture of businesses(4)	—	(944)	—	(944)
Acquisition and divestiture related charges(4)	8	46	8	61
Adjustments to operating income	89	(793)	239	(597)
Core operating income (Non-GAAP)	$334	$338	$681	$837
Net income attributable to Jabil Inc. (U.S. GAAP)	$117	$927	$217	$1,121
Adjustments to operating income	89	(793)	239	(597)
Net periodic benefit cost(2)	—	(3)	(1)	(5)
Adjustments for taxes(5)	9	82	(12)	37
Core earnings (Non-GAAP)	$215	$213	$443	$556
Diluted earnings per share (U.S. GAAP)	$1.06	$7.31	$1.93	$8.66
Diluted core earnings per share (Non-GAAP)	$1.94	$1.68	$3.94	$4.30
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	111.1	126.9	112.6	129.5

(1)Charges recorded during the three months and six months ended February 28, 2025, and February 29, 2024, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.

(3)Charges recorded during the six months ended February 28, 2025, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina.
(4)We completed the divestiture of the Mobility Business and recorded a pre-tax gain of $944 million, subject to certain post-closing adjustments that were realized in March 2025. We incurred transaction and disposal costs in connection with the sale of approximately $46 million and $61 million during the three months and six months ended February 29, 2024, respectively.
(5)Tax adjustments for the three months and six months ended February 29, 2024, were partially driven by an income tax expense associated with the divestiture of the Mobility Business.
Adjusted Free Cash Flow

	Six months ended
(in millions)	February 28, 2025	February 29, 2024
Net cash provided by operating activities (U.S. GAAP)	$646	$666
Acquisition of property, plant and equipment (“PP&E”)(1)	(213)	(554)
Proceeds and advances from sale of PP&E(1)	54	109
Adjusted free cash flow (Non-GAAP)	$487	$221

(1)Certain customers co-invest in PP&E with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognize the cash receipts in proceeds and advances from the sale of PP&E.
Acquisitions and Divestitures
Acquisitions
Fiscal Year 2025
On February 3, 2025, we completed the acquisition of Pharmaceutics International, Inc. (“Pii”) for cash consideration transferred of $307 million. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement. Pii is a contract development and manufacturing organization specializing in early stage, clinical, and commercial volume aseptic filling, lyophilization, and oral solid dose manufacturing. The acquisition will enhance our existing Regulated Industries service offerings, which includes the development and commercial production of auto-injectors, pen injectors, inhalers, and on-body pumps.
The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $349 million, including $149 million in intangible assets and $132 million in goodwill, and liabilities assumed of $42 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
On October 1, 2024, we completed the acquisition of Mikros Technologies LLC (“Mikros Technologies”) for consideration transferred of $63 million. Mikros Technologies is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement.
The acquisition of Mikros Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $63 million, including $40 million in intangible assets and $17 million in goodwill, were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently expected to be deductible for income tax purposes.

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
On December 29, 2023, the Closing Date, we completed the sale of the Mobility Business. As a result of the transaction, we derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million in the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which will result in recognition of a $54 million pre-tax gain during the three months ended May 31, 2025. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in our Condensed Consolidated Statements of Operations.
Refer to Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for discussion.
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes cash on hand, available borrowings under our revolving credit facilities or future facilities and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash flows provided by operating activities and access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved programs, any potential acquisitions, our working capital requirements and our contractual obligations for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.

Cash and Cash Equivalents
As of February 28, 2025, we had approximately $1.6 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of February 28, 2025, could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)	Total notes payable and credit facilities
Balance as of August 31, 2024	$498	$497	$594	$499	$496	$296	$—	$2,880
Borrowings	—	—	—	—	—	—	334	334
Payments	—	—	—	—	—	—	(334)	(334)
Other	—	—	1	—	1	1	—	3
Balance as of February 28, 2025	$498	$497	$595	$499	$497	$297	$—	$2,883
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2026 and Jan 22, 2028
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$4.0 billion(1)

(1)As of February 28, 2025, we had $4.0 billion in available unused borrowing capacity under our revolving credit facilities. The Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 28, 2025, and August 31, 2024, we were in compliance with our debt covenants. Refer to Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
Global Asset-Backed Securitization Program
Certain Jabil entities participating in the global asset-backed securitization program continuously sell designated pools of trade accounts receivable to a special purpose entity, which in turn sells certain of the receivables at a discount to conduits administered by an unaffiliated financial institution on a monthly basis. In addition, a foreign entity participating in the global asset-backed securitization program sells certain receivables at a discount to conduits administered by an unaffiliated financial institution on a daily basis. As these accounts receivable are sold without recourse, we do not retain the associated risks following the transfer of such accounts receivable to the respective financial institutions.
We continue servicing the receivables sold and in exchange receive an immaterial servicing fee under the global asset-backed securitization program. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2025.

Effective January 23, 2025, the terms of the global asset-backed securitization program were amended to extend the termination date from January 2025 to January 2028. The maximum amount of net cash proceeds available at any one time is $700 million.
In conjunction with our global asset-backed securitization program, we are required to remit amounts collected as a servicer under the global asset-backed securitization program to a special purpose entity, which in turn sells certain receivables to unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $368 million and $338 million as of February 28, 2025, and August 31, 2024, respectively. During the three months and six months ended February 28, 2025, we sold $1.0 billion and $2.0 billion, respectively, of trade accounts receivable, and we received cash proceeds of $1.0 billion and $2.0 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Credit Facility. As of February 28, 2025, and August 31, 2024, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 7 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
Following is a summary of the uncommitted trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$50
G	$100
H	$1,200
I	$250
J	$75

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
In conjunction with our trade accounts receivable sale programs, we are required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $571 million and $367 million as of February 28, 2025, and August 31, 2024, respectively. During the three months and six months ended February 28, 2025, we sold $2.0 billion and $3.7 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $2.0 billion and $3.7 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Six months ended
	February 28, 2025	February 29, 2024
Net cash provided by operating activities	$646	$666
Net cash (used in) provided by investing activities	(503)	1,558
Net cash used in financing activities	(746)	(1,455)
Effect of exchange rate changes on cash and cash equivalents	(6)	(7)
Net (decrease) increase in cash and cash equivalents	$(609)	$762
Operating Activities
Net cash provided by operating activities during the six months ended February 28, 2025, was primarily due to non-cash expenses and net income and an increase in accounts payable, accrued expense and other liabilities. Net cash provided by operating activities was partially offset by an increase in accounts receivable, an increase in inventories and an increase in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in accounts receivable is primarily driven by the timing of collections. The increase in inventories is primarily to support expected sales levels in the third quarter of fiscal year 2025. The increase in prepaid expenses and other current assets is primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities during the six months ended February 28, 2025, consisted primarily of capital expenditures, principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and the acquisition of Pharmaceutics International, Inc. and Mikros Technologies LLC, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the six months ended February 28, 2025, was primarily due to (i) the repurchase of our common stock under our share repurchase authorization, (ii) payments for debt agreements, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan.
Capital Expenditures
For Fiscal Year 2025, we anticipate our net capital expenditures to be in the range of 1.5% to 2.0% of net revenue. In general, our capital expenditures support ongoing maintenance in our Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative, and regulatory factors, among other things.
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

We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program(2)	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(3)	Q1 FY 2025	$1,000	6.5	$972	$28

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
(3)As of February 28, 2025, 4.3 million shares had been repurchased for $636 million and $364 million remained available under the 2025 Share Repurchase Program. As of April 3, 2025, 6.5 million shares had been repurchased for $972 million and $28 million remains available under the 2025 Share Repurchase Program.
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
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024		$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025	(1)	$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	(2)	(2)	$135.99

(1)In December 2024, as part of the 2025 Share Repurchase Program, we entered into ASR agreements to repurchase $310 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $310 million to participating financial institutions and received an initial delivery of shares of common stock. In March 2025, an ASR transaction was completed, and 0.2 million additional shares were delivered under the Q2 FY 2025 ASR agreements.
(2)In March 2025, as part of the 2025 Share Repurchase Program, we entered into ASR agreements to repurchase $309 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $309 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
In addition, we repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Six months ended
	February 28, 2025		February 29, 2024		February 28, 2025		February 29, 2024
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	0.7	$94	6.5	$824	2.5	$326	6.5	$824

(1)As of April 3, 2025, 2.7 million shares had been repurchased for $353 million through open market transactions under the 2025 Share Repurchase Program.

Warrants
On December 27, 2024, we issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”) to acquire up to 1,158,539 of our ordinary shares (“Warrant Shares”) at an initial exercise price of $137.7671 per share, which is the preceding 30 trading day VWAP. The Warrant allows for cashless exercise and expires December 27, 2031. The Warrant Shares are subject to vesting for payments for purchased products and services over the seven-year Warrant term, with 59,582 of the Warrant Shares having vested upon issuance.
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
We account for the Warrant as an equity instrument within additional paid-in-capital on the Condensed Consolidated Balance Sheets, and the provision for the warrant is recorded as a reduction to revenue on the Condensed Consolidated Statements of Operations. To determine the fair value of the Warrant, we used the Black-Scholes option pricing model, which is based on assumptions that require management to use judgement. Based on the estimated fair value, we determined the amount of provision for common stock warrant, which is amortized ratably as a reduction to revenue based on our estimate of revenue over the Warrant term.
The fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

December 27, 2024
Stock price	$145.92
Exercise price	$137.77
Expected life	7.0 years
Expected volatility(1)	34.4%
Risk-free interest rate	4.5%

(1)The expected volatility was estimated using the historical volatility derived from our common stock.
The following table summarizes the Warrant activity for the six months ended February 28, 2025:

Warrant Shares
Outstanding as of August 31, 2024	—
Changes during the period
Shares granted	1,158,539
Shares vested	(59,582)
Outstanding as of February 28, 2025	1,098,957
Exercisable as of February 28, 2025	59,582
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 28, 2025. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended February 28, 2025, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended February 28, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
December 1, 2024 – December 31, 2024	2,514,534	$142.54	2,514,534	$364
January 1, 2025 – January 31, 2025	991	$169.14	—	$364
February 1, 2025 – February 28, 2025	—	$—	—	$364
Total	2,515,525	$142.55	2,514,534

(1)The purchases include amounts that are attributable to 991 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In September 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on September 26, 2024 (the “2025 Share Repurchase Program”). For more information, see “Liquidity and Capital Resources - Dividends and Share Repurchases”.
In December 2024, we issued a warrant to Amazon.com NV Investment Holdings LLC to acquire up to 1,158,539 of our ordinary shares as reported in a Current Report on Form 8-K filed on January 3, 2025. Refer to Note 12 – “Stockholders’ Equity” to the Condensed Consolidated Financial Statements for further details.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the three months ended February 28, 2025, four executive officers adopted trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
Rule 10b5-1 trading arrangements:

	Action	Date	Total Shares to be Sold	Expiration Date(1)
Matthew Crowley, Executive Vice President, Global Business Units	Adopt	January 30, 2025	Up to 6,012	January 31, 2026
Michael Dastoor, Chief Executive Officer and Director	Adopt	January 21, 2025	Up to 28,234	January 10, 2026
Mark T. Mondello, Executive Chairman of the Board of Directors	Adopt	December 22, 2024	Up to 630,000	March 31, 2027
Gary K. Schick, Senior Vice President and Chief Human Resources Officer	Adopt	January 31, 2025	Up to 4,000	February 28, 2026

(1)Unless earlier terminated pursuant to the terms of the trading arrangement.
No other directors or executive officers of the Company adopted or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the three months ended February 28, 2025.

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Amended and Restated Bylaws.	8-K	3.1	10/23/2024

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.9).	8-K	4.1	5/4/2022

4.4	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.10).	8-K	4.1	4/13/2023

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.9	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.10	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

10.1**	Warrant to Purchase Common Stock, dated December 27, 2024, issued to Amazon.com, Inc.	8-K	4.1	1/3/2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2025 and August 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2025 and February 29, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended February 28, 2025 and February 29, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended February 28, 2025 and February 29, 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2025 and February 29, 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the inline XBRL Document in Exhibit 101).

*	Filed or furnished herewith

**	Certain portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Jabil agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon request.
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

JABIL INC. Registrant

Date: April 8, 2025	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

Date: April 8, 2025	By:	/s/ GREGORY B. HEBARD
Gregory B. Hebard Chief Financial Officer