Form 10-Q
period 2025-05-31
JABIL INC
filed 2025-06-30
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 23, 2025, there were 107,318,837 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	May 31, 2025 (Unaudited)	August 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,523	$2,201
Accounts receivable, net of allowance for credit losses	4,004	3,533
Contract assets	1,107	1,071
Inventories, net of reserve for excess and obsolete inventory	4,772	4,276
Prepaid expenses and other current assets	2,376	1,710
Total current assets	13,782	12,791
Property, plant and equipment, net of accumulated depreciation of $4,962 as of May 31, 2025, and $4,736 as of August 31, 2024	2,881	3,024
Operating lease right-of-use assets	431	360
Goodwill	831	661
Intangible assets, net of accumulated amortization	288	143
Deferred income taxes	108	96
Other assets	266	276
Total assets	$18,587	$17,351
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$499	$—
Accounts payable	7,614	6,190
Accrued expenses	5,806	5,499
Current operating lease liabilities	96	93
Total current liabilities	14,015	11,782
Notes payable and long-term debt, less current installments	2,385	2,880
Other liabilities	338	416
Non-current operating lease liabilities	350	284
Income tax liabilities	97	109
Deferred income taxes	115	143
Total liabilities	17,300	15,614
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 277,826,971 and 276,381,151 shares issued and 107,318,837 and 113,744,167 shares outstanding as of May 31, 2025 and August 31, 2024, respectively	—	—
Additional paid-in capital	2,998	2,841
Retained earnings	6,173	5,760
Accumulated other comprehensive loss	(10)	(46)
Treasury stock at cost, 170,508,134 and 162,636,984 shares as of May 31, 2025, and August 31, 2024, respectively	(7,876)	(6,818)
Total Jabil Inc. stockholders’ equity	1,285	1,737
Noncontrolling interests	2	—
Total equity	1,287	1,737
Total liabilities and equity	$18,587	$17,351
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net revenue	$7,828	$6,765	$21,550	$21,919
Cost of revenue	7,147	6,157	19,687	19,906
Gross profit	681	608	1,863	2,013
Operating expenses:
Selling, general and administrative	274	268	835	890
Research and development	7	9	22	29
Amortization of intangibles	17	12	45	27
Restructuring, severance and related charges	16	55	144	252
Gain from the divestiture of businesses	(45)	—	(45)	(944)
Acquisition and divestiture related charges	9	3	17	64
Operating income	403	261	845	1,695
Loss on securities	46	—	46	—
Other expense	30	22	74	65
Interest expense, net	37	38	112	132
Income before income tax	290	201	613	1,498
Income tax expense	68	72	174	248
Net income	222	129	439	1,250
Net income attributable to noncontrolling interests, net of tax	—	—	—	—
Net income attributable to Jabil Inc.	$222	$129	$439	$1,250
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$2.05	$1.08	$3.98	$10.01
Diluted	$2.03	$1.06	$3.94	$9.86
Weighted average shares outstanding:
Basic	108.0	119.9	110.2	124.9
Diluted	109.3	121.7	111.5	126.9

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income	$222	$129	$439	$1,250
Other comprehensive income (loss):
Change in foreign currency translation	18	1	12	(6)
Change in derivative instruments	15	(1)	22	9
Actuarial loss	—	(2)	(1)	(7)
Prior service credit	1	1	3	3
Total other comprehensive income (loss)	34	(1)	36	(1)
Comprehensive income	$256	$128	$475	$1,249
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Jabil Inc.	$256	$128	$475	$1,249
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Total stockholders' equity, beginning balances	$1,358	$2,658	$1,737	$2,867
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	3,012	2,877	2,841	2,795
Shares issued under employee stock purchase plan	—	—	33	31
Disposition (purchase) of noncontrolling interest	—	—	2	(2)
Treasury shares purchased	(35)	—	34	(13)
Recognition of stock-based compensation	20	4	82	70
Reclassification of liability award	—	—	4	—
Provision for common stock warrant	1	—	2	—
Ending balances	2,998	2,881	2,998	2,881
Retained earnings:
Beginning balances	5,960	5,512	5,760	4,412
Declared dividends	(9)	(9)	(26)	(30)
Net income attributable to Jabil Inc.	222	129	439	1,250
Ending balances	6,173	5,632	6,173	5,632
Accumulated other comprehensive loss:
Beginning balances	(44)	(17)	(46)	(17)
Total other comprehensive income (loss)	34	(1)	36	(1)
Ending balances	(10)	(18)	(10)	(18)
Treasury stock:
Beginning balances	(7,570)	(5,714)	(6,818)	(4,324)
Purchases of treasury stock under employee stock plans	—	(1)	(41)	(68)
Treasury shares purchased	(304)	(499)	(1,009)	(1,811)
Excise taxes related to treasury shares purchased	(2)	(5)	(8)	(16)
Ending balances	(7,876)	(6,219)	(7,876)	(6,219)
Noncontrolling interests:
Beginning balances	—	—	—	1
Net income attributable to noncontrolling interests	—	—	—	—
Purchase of noncontrolling interest	—	—	—	(1)
Capital contribution of noncontrolling interest	2	—	2	—
Ending balances	2	—	2	—
Total stockholders' equity, ending balances	$1,287	$2,276	$1,287	$2,276

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended
	May 31, 2025	May 31, 2024
Cash flows provided by operating activities:
Net income	$439	$1,250
Depreciation, amortization, and other, net	622	557
Gain from the divestiture of businesses	(45)	(944)
Change in operating assets and liabilities, exclusive of net assets acquired	36	318
Net cash provided by operating activities	1,052	1,181
Cash flows (used in) provided by investing activities:
Acquisition of property, plant and equipment	(299)	(660)
Proceeds and advances from sale of property, plant and equipment	60	115
Cash paid for business and intangible asset acquisitions, net of cash	(393)	(90)
Proceeds from the divestiture of businesses, net of cash	54	2,108
Other, net	—	(6)
Net cash (used in) provided by investing activities	(578)	1,467
Cash flows used in financing activities:
Borrowings under debt agreements	1,604	1,895
Payments toward debt agreements	(1,720)	(1,987)
Payments to acquire treasury stock	(975)	(1,824)
Dividends paid to stockholders	(28)	(32)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	33	31
Treasury stock minimum tax withholding related to vesting of restricted stock	(41)	(68)
Other, net	(38)	(4)
Net cash used in financing activities	(1,165)	(1,989)
Effect of exchange rate changes on cash and cash equivalents	13	(6)
Net (decrease) increase in cash and cash equivalents	(678)	653
Cash and cash equivalents at beginning of period	2,201	1,804
Cash and cash equivalents at end of period	$1,523	$2,457
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2024. Results for the nine months ended May 31, 2025, are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2025. The Company has made certain reclassification adjustments to conform prior period amounts to the current presentation, including adjustments related to the change in reportable segments. See Note 13 – “Concentration of Risk and Segment Data” to the Condensed Consolidated Financial Statements for additional information.
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
In conjunction with the trade accounts receivable sale programs, the Company is required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $852 million and $367 million as of May 31, 2025, and August 31, 2024, respectively. Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The following is a summary of the Company’s uncommitted trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$250
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$100
H	$2,000
I	$250

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Trade accounts receivable sold	$3,638	$2,126	$7,351	$5,980
Cash proceeds received	$3,621	$2,113	$7,313	$5,947
Pre-tax losses on sale of receivables(1)	$17	$13	$38	$33

(1)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	May 31, 2025	August 31, 2024
Raw materials	$3,965	$3,903
Work in process	326	190
Finished goods	553	246
Reserve for excess and obsolete inventory	(72)	(63)
Inventories, net	$4,772	$4,276
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of May 31, 2025, and August 31, 2024, the Company had $1.5 billion and $734 million, respectively, of components included in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
4. Leases
During fiscal year 2025, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of May 31, 2025, were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$160	$23	$41	$37	$59
Finance lease obligations(1)	$84	$46	$19	$6	$13

(1)Excludes $233 million of payments related to leases signed but not yet commenced.
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

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2025 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of September 1, 2024	$490	$69	$102	$661
Acquisitions and adjustments(1)	171	7	(12)	166
Change in foreign currency exchange rates	2	—	2	4
Balance as of May 31, 2025	$663	$76	$92	$831

(1)Primarily in connection with the acquisitions of Pharmaceutics International, Inc. (“Pii”) and Mikros Technologies LLC (“Mikros Technologies”) during the fiscal year 2025. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	May 31, 2025		August 31, 2024
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,851	$1,020	$1,681	$1,020
The following table presents the Company’s total purchased intangible assets as of the periods indicated (in millions):

	Weighted Average Amortization Period (in years)	May 31, 2025(1)			August 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$498	$(288)	$210	$361	$(270)	$91
Intellectual property	9	246	(187)	59	198	(181)	17
Finite-lived trade names	2	134	(115)	19	130	(95)	35
Total intangible assets	10	$878	$(590)	$288	$689	$(546)	$143

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
Intangible asset amortization during the three months and nine months ended May 31, 2025 was approximately $17 million and $45 million, respectively. Intangible asset amortization during the three months and nine months ended May 31, 2024 was approximately $12 million and $27 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2025	$17
2026	49
2027	40
2028	37
2029	30
Thereafter	115
Total	$288

6. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of May 31, 2025, and August 31, 2024, are summarized below (in millions):

	Maturity Date	May 31, 2025	August 31, 2024
3.950% Senior Notes	Jan 12, 2028	$498	$498
3.600% Senior Notes	Jan 15, 2030	498	497
3.000% Senior Notes	Jan 15, 2031	595	594
1.700% Senior Notes	Apr 15, 2026	499	499
4.250% Senior Notes	May 15, 2027	497	496
5.450% Senior Notes	Feb 1, 2029	297	296
Borrowings under credit facilities(1)(2)	Jan 22, 2026 and Jan 22, 2028	—	—
Total notes payable and long-term debt		2,884	2,880
Less current installments of notes payable and long-term debt		499	—
Notes payable and long-term debt, less current installments		$2,385	$2,880

(1)As of May 31, 2025, the Company had $4.0 billion in available unused borrowing capacity under its existing revolving credit facilities, of which $3.2 billion was available under the credit agreement dated January 22, 2020 (as amended, the “Existing Credit Facility”). The Existing Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
(2)On June 18, 2025, the Company entered into a senior unsecured credit agreement (the “Agreement”). The Agreement provides for a five-year revolving credit facility in the initial amount of $3.2 billion (the “Revolving Credit Facility”), which may, subject to the lender’s discretion, potentially be increased by up to an aggregate amount of $1.0 billion. The Revolving Credit Facility expires on June 18, 2030, subject to unlimited successive one-year extension options (subject to the lenders’ discretion), provided that the tenor of the Revolving Credit Facility shall at no time exceed five years. Interest and fees on advances under the Revolving Credit Facility are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by S&P Global Ratings, Moody’s Ratings and Fitch Ratings. In connection with the Company’s entry into the Agreement, the Company terminated the Existing Credit Facility.

Interest is charged at a rate equal to either 0.00% to 0.45% above the base rate or 0.90% to 1.45% above the benchmark rate, as applicable, based on the Company’s credit ratings. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month Term SOFR, but not less than zero. The benchmark rate represents Term SOFR, EURIBOR, TIBOR or Daily Simple SOFR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of May 31, 2025, and August 31, 2024, the Company was in compliance with its debt covenants.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2025.
Effective January 23, 2025, the terms of the global asset-backed securitization program were amended to extend the termination date from January 2025 to January 2028. The maximum amount of net cash proceeds available at any one time is $700 million.
In conjunction with the global asset-backed securitization program, the Company is required to remit amounts collected as a servicer under the global asset-backed securitization program to a special purpose entity, which in turn sells certain receivables to unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $375 million and $338 million as of May 31, 2025, and August 31, 2024, respectively. Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Trade accounts receivable sold	$1,214	$1,006	$3,261	$2,965
Cash proceeds received(1)	$1,204	$994	$3,229	$2,931
Pre-tax losses on sale of receivables(2)	$10	$12	$32	$34

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Existing Credit Facility. As of May 31, 2025, and August 31, 2024, the Company was in compliance with all covenants under the global asset-backed securitization program.
8. Accrued Expenses
Accrued expenses consist of the following (in millions):

	May 31, 2025	August 31, 2024
Inventory deposits	$1,184	$1,582
Contract liabilities(1)	1,026	1,017
Accrued compensation and employee benefits	643	699
Other accrued expenses	2,953	2,201
Accrued expenses	$5,806	$5,499

(1)Revenue recognized during the three months and nine months ended May 31, 2025 that was included in the contract liability balance as of August 31, 2024, was $185 million and $474 million, respectively. Revenue recognized during the three months and nine months ended May 31, 2024, that was included in the contract liability balance as of August 31, 2023, was $116 million and $391 million, respectively.

9. Postretirement and Other Employee Benefits
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for all plans for the three months and nine months ended May 31, 2025, and May 31, 2024 (in millions):

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Service cost(1)	$6	$5	$17	$15
Interest cost(2)	3	3	8	9
Expected long-term return on plan assets(2)	(5)	(4)	(14)	(13)
Recognized actuarial gain(2)	—	(1)	—	(4)
Amortization of actuarial gain(2)(3)	—	(2)	(1)	(4)
Amortization of prior service cost(2)	1	1	4	3
Net periodic benefit cost	$5	$2	$14	$6

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
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is initially reported as a component of AOCI, net of tax, and is subsequently reclassified into the line item within the Condensed Consolidated Statements of Operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded. The aggregate notional amount of these outstanding contracts as of May 31, 2025, and August 31, 2024, was $263 million and $353 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2025, and February 28, 2026.

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

Maturity date	May 31, 2025	August 31, 2024
October 2024	$—	$140
January 2025	—	106
July 2025	135	55
October 2025	101	—
January 2026	109	106
April 2026	42	—
Total	$387	$407
Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The gains and losses from changes in fair values are recognized immediately in current earnings. The aggregate notional amount of these outstanding contracts as of May 31, 2025, and August 31, 2024, was $2.7 billion and $2.6 billion, respectively.
The Effect of Derivative Instruments on AOCI and the Condensed Consolidated Statements of Operations
The following table sets forth the gains and losses of the Company's derivative instruments designated as cash flow hedges and net investment hedges in OCI, and not designated as hedging instruments in the Condensed Consolidated Statements of Operations for the periods presented (in millions):

		Three months ended		Nine months ended
	Financial Statement Line Item	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI(1)		$15	$—	$4	$(4)
Gains (losses) reclassified from AOCI into earnings(1)(2)
Forward foreign exchange contracts	Cost of revenue	$—	$—	$20	$15
Interest rate contracts	Interest expense, net	$—	$(1)	$(2)	$(2)
Derivative instruments designated as net investment hedges:
(Losses) gains recognized in OCI(1)		$(36)	$5	$(8)	$5
Gains reclassified from AOCI into earnings(1)	Gain from the divestiture of businesses	$—	$—	$—	$(4)
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized in earnings from forward foreign exchange contracts	Cost of revenue	$(10)	$—	$(36)	$7
Gains (losses) recognized in earnings from changes in foreign currency	Cost of revenue	$1	$(1)	$4	$(36)

(1)Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2025, and May 31, 2024.
(2)The Company expects to reclassify $16 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
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
In March 2025, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance or the contractually specified SOFR interest rates for anticipated term loan borrowings. The forward interest rate swaps have an aggregate notional amount of $100 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward interest rate swaps are scheduled to expire on July 31, 2026. If the anticipated debt issuance or term loan borrowings occurs before July 31, 2026, the contracts will be terminated simultaneously with the debt issuance or term loan borrowings. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward interest rate swap transactions are recorded on the Condensed Consolidated Balance Sheets as a component of AOCI.
11. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component for the nine months ended May 31, 2025 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2024	$(44)	$(24)	$12	$29	$(19)	$(46)
Other comprehensive income (loss) before reclassifications	20	(8)	4	—	—	16
Amounts reclassified from AOCI	—	—	18	(1)	3	20
Other comprehensive income (loss)(1)	20	(8)	22	(1)	3	36
Balance as of May 31, 2025	$(24)	$(32)	$34	$28	$(16)	$(10)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Condensed Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Three months ended(1)		Nine months ended(1)
Comprehensive Income Components	Financial Statement Line Item	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Realized gains on foreign currency translation	Gain from the divestiture of businesses	$—	$—	$—	$(2)
Realized (gains) losses on pension and postretirement plans:
Actuarial gains	(2)	$—	$(2)	$(1)	$(7)
Prior service costs	(2)	$1	$1	$3	$3

(1)Amounts are net of tax, which are immaterial for the three months and nine months ended May 31, 2025 and May 31, 2024.

(2)Amounts are included in the computation of net periodic benefit cost. Refer to Note 9 – “Postretirement and Other Employee Benefits” for additional information.
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Restricted stock units	$14	$(2)	$69	$58
Employee stock purchase plan	5	5	15	14
Total	$19	$3	$84	$72
As of May 31, 2025, the shares available to be issued under the 2021 Equity Incentive Plan were 7,128,298.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2025, and 2024, the Company awarded approximately 0.6 million and 0.5 million time-based restricted stock units, respectively, 0.1 million and 0.1 million performance-based restricted stock units, respectively, and 0.1 million and 0.1 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

May 31, 2025
Unrecognized stock-based compensation expense – restricted stock units	$73
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Common stock outstanding:
Beginning balances	109,539,804	122,440,607	113,744,167	131,294,422
Shares issued under employee stock purchase plan	—	—	355,851	338,316
Vesting of restricted stock	938	21,550	1,089,969	1,791,066
Purchases of treasury stock under employee stock plans	(297)	(7,512)	(324,288)	(534,335)
Treasury shares purchased	(2,221,608)	(3,733,966)	(7,546,862)	(14,168,790)
Ending balances	107,318,837	118,720,679	107,318,837	118,720,679

Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program(2)	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(3)	Q1 FY 2025	$1,000	6.5	$975	$25

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
(3)As of May 31, 2025, 6.5 million shares had been repurchased for $975 million and $25 million remained available under the 2025 Share Repurchase Program.
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
In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Nine months ended
	May 31, 2025		May 31, 2024		May 31, 2025		May 31, 2024
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases	0.2	$30	3.8	$499	2.7	$356	10.3	$1,324

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
The estimated fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

December 27, 2024
Stock price	$145.92
Exercise price	$137.77
Expected life	7.0 years
Expected volatility(1)	34.4%
Risk-free interest rate	4.5%

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.
The following table summarizes the Warrant activity for the nine months ended May 31, 2025:

Warrant Shares
Outstanding as of August 31, 2024	—
Changes during the period
Shares granted	1,158,539
Shares vested	(59,582)
Outstanding as of May 31, 2025	1,098,957
Exercisable as of May 31, 2025	59,582
13. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2025, the Company’s five largest customers accounted for approximately 34% of its net revenue and 88 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce operating segments.
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
The following table presents the Company’s revenues disaggregated by segment (in millions):

	Three months ended
	May 31, 2025			May 31, 2024
	Point in time	Over time	Total	Point in time	Over time	Total
Regulated Industries	$96	$2,960	$3,056	$168	$2,877	$3,045
Intelligent Infrastructure	1,870	1,563	3,433	1,166	1,111	2,277
Connected Living and Digital Commerce	404	935	1,339	397	1,046	1,443
Total	$2,370	$5,458	$7,828	$1,731	$5,034	$6,765

	Nine months ended
	May 31, 2025			May 31, 2024
	Point in time	Over time	Total	Point in time	Over time	Total
Regulated Industries	$364	$8,390	$8,754	$414	$8,807	$9,221
Intelligent Infrastructure	4,193	4,383	8,576	3,443	3,446	6,889
Connected Living and Digital Commerce(1)	1,224	2,996	4,220	2,962	2,847	5,809
Total	$5,781	$15,769	$21,550	$6,819	$15,100	$21,919

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

The Company operates in approximately 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Foreign source revenue	72.5%	80.5%	76.6%	83.4%
The following tables sets forth operating segment information (in millions):

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Segment income and reconciliation of income before income tax
Regulated Industries	$168	$183	$438	$469
Intelligent Infrastructure	181	121	442	327
Connected Living and Digital Commerce	71	46	221	391
Total segment income	$420	$350	$1,101	$1,187
Reconciling items:
Amortization of intangibles	(17)	(12)	(45)	(27)
Stock-based compensation expense and related charges	(19)	(3)	(84)	(72)
Restructuring, severance and related charges(1)	(16)	(55)	(144)	(252)
Business interruption and impairment charges, net(2)	(1)	(14)	(10)	(14)
Gain from the divestiture of businesses(3)	45	—	45	944
Acquisition and divestiture related charges(3)	(9)	(3)	(17)	(64)
Loss on securities(4)	(46)	—	(46)	—
Other expense (net of periodic benefit cost)	(30)	(24)	(75)	(72)
Interest expense, net	(37)	(38)	(112)	(132)
Income before income tax	$290	$201	$613	$1,498

(1)Charges recorded during the three months and nine months ended May 31, 2025, and May 31, 2024, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
(2)Charges recorded during the nine months ended May 31, 2025, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida, and Asheville and Hendersonville, North Carolina. Charges recorded during the three months and nine months ended May 31, 2024, related to costs associated with product quality liabilities. Charges recorded during the three months and nine months ended May 31, 2025, and May 31, 2024, are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(3)The Company completed the divestiture of the Mobility Business and recorded a pre-tax gain of $944 million during the nine months ended May 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the three months ended May 31, 2025. The Company incurred transaction and disposal costs in connection with the sale of approximately $64 million during the nine months ended May 31, 2024.
(4)Charges recorded during the three months and nine months ended May 31, 2025, relate to an impairment of an investment in Preferred Stock.

	May 31, 2025	August 31, 2024
Total assets:
Regulated Industries	$6,345	$5,855
Intelligent Infrastructure	3,748	2,624
Connected Living and Digital Commerce	2,197	2,297
Other non-allocated assets	6,297	6,575
Total	$18,587	$17,351
14. Restructuring, Severance, and Related Charges
Following is a summary of the Company’s restructuring, severance, and related charges (in millions):

	Three months ended		Nine months ended
	May 31, 2025(1)	May 31, 2024(2)	May 31, 2025(1)	May 31, 2024(2)
Employee severance and benefit costs	$5	$33	$50	$156
Lease costs	2	1	6	2
Asset write-off costs	7	17	34	72
Other costs	2	4	54	22
Total restructuring, severance and related charges(3)	$16	$55	$144	$252

(1)Primarily relates to the 2025 Restructuring Plan.
(2)Primarily relates to the 2024 Restructuring Plan.
(3)Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

The following table presents the Company’s restructuring, severance, and related charges disaggregated by segment (in millions):

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Total restructuring, severance and related charges:
Regulated Industries	$7	$7	$49	$43
Intelligent Infrastructure	8	23	32	63
Connected Living and Digital Commerce	—	8	20	86
Non-allocated charges	1	17	43	60
Total	$16	$55	$144	$252

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

The Company expects to recognize approximately $200 million in pre-tax restructuring and other related costs over the course of the Company’s 2025 fiscal year. The charges relating to the 2025 Restructuring Plan are currently expected to result in net cash expenditures of approximately $100 million to $130 million that will be payable over the course of the Company’s fiscal years 2025 and 2026. The restructuring and other related charges are expected to include $60 million to $70 million of employee severance and benefit costs; $65 million to $70 million of asset write-off costs; and $55 million to $65 million of contract termination costs and other related costs. The amount and timing of the actual charges may vary due to a variety of factors, including the finalization of timetables for the transition of functions, consultation with employees and their representatives, as well as the impact of jurisdictional statutory severance requirements. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
The table below summarizes the Company’s liability activity, primarily associated with the 2025 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$—	$—	$—	$—	$—
Restructuring related charges	55	6	26	48	135
Asset write-off charge and other non-cash activity	—	—	(26)	(25)	(51)
Cash payments	(45)	(6)	—	(8)	(59)
Balance as of May 31, 2025	$10	$—	$—	$15	$25
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
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$66	$1	$—	$5	$72
Restructuring related charges	(5)	—	8	6	9
Asset write-off charge and other non-cash activity	—	—	(8)	(2)	(10)
Cash payments	(48)	(1)	—	(7)	(56)
Balance as of May 31, 2025	$13	$—	$—	$2	$15
15. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	23.7%	35.7%	28.5%	16.6%

The effective income tax rate differed for the three months and nine months ended May 31, 2025, compared to the three months and nine months ended May 31, 2024, primarily due to: (i) a change in the jurisdictional mix of earnings, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the nine months ended May 31, 2025, and (iii) the gain from the divestiture of the Mobility Business, including post-closing adjustments recorded during the three months ended May 31, 2025, and corresponding $58 million of income tax expense for the nine months ended May 31, 2024.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and nine months ended May 31, 2025 and May 31, 2024, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the nine months ended May 31, 2025, (iv) tax incentives granted to sites in Malaysia, Singapore, and Vietnam, and (v) the gain from the divestiture of the Mobility Business, including post-closing adjustments recorded during the three months ended May 31, 2025, and corresponding $58 million of income tax expense during the nine months ended May 31, 2024.
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

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Restricted stock units	254.9	261.9	254.9	278.0
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2025, and May 31, 2024 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2025:	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024
	January 23, 2025	$0.08	$8	February 18, 2025	March 4, 2025
	April 16, 2025	$0.08	$9	May 15, 2025	June 3, 2025
Fiscal Year 2024:	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023
	January 25, 2024	$0.08	$10	February 15, 2024	March 4, 2024
	April 17, 2024	$0.08	$9	May 15, 2024	June 4, 2024

17. Business Acquisitions and Divestitures
Acquisitions
Fiscal Year 2025
On June 2, 2025, the Company signed a binding share purchase agreement related to the anticipated acquisition of Rebound Technologies Group Holdings Limited (“Rebound Technologies”). Rebound Technologies is a global supply chain service provider headquartered in the United Kingdom offering end-to-end solutions including global sourcing, data driven analytics, proactive shortage management and obsolescence strategies. Completion of this transaction is subject to regulatory clearance and customary closing conditions.
On February 3, 2025, the Company completed the acquisition of Pharmaceutics International, Inc. (“Pii”) for cash consideration transferred of $309 million. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement. Pii is a contract development and manufacturing organization specializing in early stage, clinical, and commercial volume aseptic filling, lyophilization, and oral solid dose manufacturing. The acquisition will enhance the Company’s existing Regulated Industries service offerings, which includes the development and commercial production of auto-injectors, pen injectors, inhalers, and on-body pumps.
The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $351 million, including $149 million in intangible assets and $135 million in goodwill, and liabilities assumed of $42 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
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
On December 29, 2023, the Closing Date, the Company completed the sale of the Mobility Business. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million in the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the three months ended May 31, 2025. In addition, the Company agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in the Company’s Condensed Consolidated Statements of Operations.

18. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		May 31, 2025	August 31, 2024
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$503	$303
Prepaid expenses and other current assets:
Short-term investments	Level 1		26	27
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	20	11
Derivatives not designated as hedging instruments (Note 10)	Level 2	(2)	17	25
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	1	—
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	$—	$28
Derivatives not designated as hedging instruments (Note 10)	Level 2	(2)	15	22
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	15	6
Other liabilities:
Net investment hedges:
Derivatives designated as hedging instruments (Note 10)	Level 2	(2)	—	5

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

Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair values of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			May 31, 2025		August 31, 2024
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 6)
3.950% Senior Notes	Level 2	(1)	$498	$491	$498	$487
3.600% Senior Notes	Level 2	(1)	$498	$471	$497	$468
3.000% Senior Notes	Level 2	(1)	$595	$539	$594	$529
1.700% Senior Notes	Level 2	(1)	$499	$487	$499	$476
4.250% Senior Notes	Level 2	(1)	$497	$496	$496	$495
5.450% Senior Notes	Level 2	(1)	$297	$305	$296	$306

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
We conduct our operations in facilities that are located worldwide, including but not limited to, China, Mexico, Singapore, Malaysia, and the United States. We derived a substantial majority, 72.5% and 76.6% of net revenue, from our international operations for the three months and nine months ended May 31, 2025, respectively. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
Beginning in February 2025, the U.S. implemented tariffs on a variety of countries and commodities, including, among others, tariffs on aluminum and steel derivative products, imports of certain Canadian and Mexican goods, imports of Chinese goods, universal tariffs on imports from most countries, and reciprocal tariffs on select countries. In response, certain countries have imposed, or are considering, retaliatory tariffs on U.S. exports. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. While these increased tariffs have and may continue to impact end customer demand, we expect that we will recover the tariff costs by passing them on to our customers. If we are unable to fully pass on these costs, our operating results and cash flows could be adversely impacted. For additional information, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024.
Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, for further discussion of the items disclosed in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section as of May 31, 2025, contained herein.

Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net revenue	$7,828	$6,765	$21,550	$21,919
Gross profit	$681	$608	$1,863	$2,013
Operating income	$403	$261	$845	$1,695
Net income attributable to Jabil Inc.	$222	$129	$439	$1,250
Earnings per share – basic	$2.05	$1.08	$3.98	$10.01
Earnings per share – diluted	$2.03	$1.06	$3.94	$9.86
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2025	February 28, 2025	May 31, 2024
Sales cycle(1)	24 days	33 days	47 days
Inventory turns (annualized)(2)	5 turns	4 turns	4 turns
Days in accounts receivable(3)	46 days	50 days	45 days
Days in inventory(4)	74 days	80 days	81 days
Days in accounts payable(5)	96 days	97 days	79 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2025, the decrease in days in accounts receivable from the prior sequential quarter was primarily driven by timing of payments.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2025, the decrease in days in inventory from the prior sequential quarter and the three months ended May 31, 2024, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2025, the increase in days in accounts payable from the three months ended May 31, 2024, was primarily due to higher purchases of customer-controlled consignment components and timing of cash payments.

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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Net revenue	$7,828	$6,765	15.7%	$21,550	$21,919	(1.7)%
Net revenue increased during the three months ended May 31, 2025, compared to the three months ended May 31, 2024. Specifically, the Intelligent Infrastructure segment net revenue increased 51% primarily due to: (i) a 40% increase in revenues from existing customers within our cloud and data center infrastructure business and (ii) a 13% increase in revenues from existing customers within our capital equipment business. The increase is partially offset by a 2% decrease in revenues from existing customers within our networking and communications business. The Connected Living and Digital Commerce segment net revenue decreased 7% due to a 7% decrease in revenues from existing customers within our connected living business. The Regulated Industries segment net revenue remained consistent primarily due to: (i) a 4% increase in revenues from existing customers within our renewable energy infrastructure business and (ii) a 4% decrease in revenues from existing customers within our automotive and transportation business.

Net revenue decreased during the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024. Specifically, the Connected Living and Digital Commerce segment net revenue decreased 27% due to a 30% decrease in revenues primarily driven by the divestiture of the Mobility Business within our connected living business. The decrease is partially offset by a 3% increase in revenues from existing customers within our digital commerce business. The Intelligent Infrastructure segment net revenue increased 24% primarily due to: (i) a 24% increase in revenues from existing customers within our cloud and data center infrastructure business and (ii) a 9% increase in revenues from existing customers within our capital equipment business. The increase is partially offset by a 9% decrease in revenues from existing customers within our networking and communications business. The Regulated Industries segment net revenue decreased 5% primarily due to: (i) a 3% decrease in revenues from existing customers within our automotive and transportation business, (ii) a 1% decrease in revenues from existing customers within our renewable energy infrastructure business, and (iii) a 1% decrease in revenues from existing customers within our healthcare and packaging business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Regulated Industries	39%	45%	41%	42%
Intelligent Infrastructure	44%	34%	40%	31%
Connected Living and Digital Commerce	17%	21%	19%	27%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Foreign source revenue	72.5%	80.5%	76.6%	83.4%
Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Gross profit	$681	$608	$1,863	$2,013
Percent of net revenue	8.7%	9.0%	8.6%	9.2%
Gross profit as a percentage of net revenue decreased for the three months and nine months ended May 31, 2025, compared to the three months and nine months ended May 31, 2024, primarily due to product mix in our Connected Living and Digital Commerce segment.
Selling, General and Administrative

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Selling, general and administrative	$274	$268	$6	$835	$890	$(55)
Selling, general and administrative expenses increased during the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to an increase in stock-based compensation expense primarily driven by the reversal of stock-based compensation expense associated with forfeitures of time-based, performance-based and market-based restricted stock awards during the three months ended May 31, 2024. The increase is partially offset by a decrease in business interruption and impairment charges, net and a decrease in salary and salary related expenses during the three months ended May 31, 2025.
Selling, general and administrative expenses decreased during the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, primarily due to (i) a decrease in salary and salary related expenses, (ii) a decrease in office and support costs, and (ii) a decrease in business interruption and impairment charges, net.

Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Research and development	$7	$9	$22	$29
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and nine months ended May 31, 2025, compared to the three months and nine months ended May 31, 2024.
Amortization of Intangibles

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Amortization of intangibles	$17	$12	$5	$45	$27	$18
Amortization of intangibles increased during the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to additional amortization associated with intangible assets related to the acquisitions of Mikros Technologies LLC and Pharmaceutics International, Inc. that occurred during the first and second quarters of fiscal year 2025.
Amortization of intangibles increased during the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, primarily due to (i) additional amortization associated with intangible assets related to the acquisitions of Mikros Technologies LLC and Pharmaceutics International, Inc. that occurred during the first and second quarters of fiscal year 2025 and (ii) amortization related to the Green Point trade name, which was reclassified to a definite-lived intangible asset during fiscal year 2024.
Restructuring, Severance and Related Charges

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Restructuring, severance and related charges	$16	$55	$(39)	$144	$252	$(108)
Restructuring, severance, and related charges decreased during the three months and nine months ended May 31, 2025, compared to the three months and nine months ended May 31, 2024, primarily due to higher restructuring, severance and related charges, related to the 2024 Restructuring Plan, during the three months and nine months ended May 31, 2024. The decrease is partially offset by increased restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the three months and nine months ended May 31, 2025.
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
We expect to recognize approximately $200 million in pre-tax restructuring and other related costs over the course of our 2025 fiscal year. The charges relating to the 2025 Restructuring Plan are currently expected to result in net cash expenditures of approximately $100 million to $130 million that will be payable over the course of the Company’s fiscal years 2025 and 2026. The restructuring and other related charges are expected to include $60 million to $70 million of employee severance and benefit costs; $65 million to $70 million of asset write-off costs; and $55 million to $65 million of contract termination costs and other related costs. The amount and timing of the actual charges may vary due to a variety of factors, including the finalization of timetables for the transition of functions, consultation with employees and their representatives, as well as the impact of jurisdictional statutory severance requirements. Our estimates for the charges discussed above exclude any potential income tax effects.

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
Gain from the Divestiture of Businesses

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Gain from the divestiture of businesses	$(45)	$—	$(45)	$(45)	$(944)	$899
In the second quarter of fiscal year 2024, we completed the divestiture of the Mobility Business and recorded a pre-tax gain of $944 million. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the three months ended May 31, 2025.
See Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Acquisition and Divestiture Related Charges

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Acquisition and divestiture related charges	$9	$3	$6	$17	$64	$(47)
Acquisition and divestiture related charges increased during the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to transaction costs incurred in connection with pursuing acquisition opportunities.
Acquisition and divestiture related charges decreased during the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, primarily due to transaction and disposal costs incurred in connection with the divestiture of the Mobility Business during fiscal year 2024.
See Note 17 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Loss on Securities

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Loss on securities	$46	$—	$46	$46	$—	$46
Loss on securities during the three months and nine months ended May 31, 2025, relates to an impairment of an investment in Preferred Stock.
Other Expense

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Other expense	$30	$22	$8	$74	$65	$9

Other expense increased during the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to (i) an increase in fees primarily due to higher utilization of our trade accounts receivable sales programs and global asset-backed securitization program and (ii) lower net periodic benefit costs.
Other expense increased during the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, primarily related to lower net periodic benefit costs.
Interest Expense, Net

	Three months ended			Nine months ended
(in millions)	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Interest expense, net	$37	$38	$(1)	$112	$132	$(20)
Interest expense, net remained relatively consistent during the three months ended May 31, 2025, compared to the three months ended May 31, 2024.
Interest expense, net decreased during the nine months ended May 31, 2025, compared to the nine months ended May 31, 2024, due to lower interest rates and lower borrowings primarily on our credit facilities and commercial paper program.
Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2025	May 31, 2024	Change	May 31, 2025	May 31, 2024	Change
Effective income tax rate	23.7%	35.7%	(12.0)%	28.5%	16.6%	11.9%
The effective income tax rate differed for the three months and nine months ended May 31, 2025, compared to the three months and nine months ended May 31, 2024, primarily due to: (i) a change in the jurisdictional mix of earnings, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the nine months ended May 31, 2025, and (iii) the gain from the divestiture of the Mobility Business, including post-closing adjustments recorded during the three months ended May 31, 2025, and corresponding $58 million of income tax expense during the nine months ended May 31, 2024.
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

Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Nine months ended
(in millions, except for per share data)	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Operating income (U.S. GAAP)	$403	$261	$845	$1,695
Amortization of intangibles	17	12	45	27
Stock-based compensation expense and related charges	19	3	84	72
Restructuring, severance and related charges(1)	16	55	144	252
Net periodic benefit cost(2)	—	2	1	7
Business interruption and impairment charges, net(3)	1	14	10	14
Gain from the divestiture of businesses(4)	(45)	—	(45)	(944)
Acquisition and divestiture related charges(4)	9	3	17	64
Adjustments to operating income	17	89	256	(508)
Core operating income (Non-GAAP)	$420	$350	$1,101	$1,187
Net income attributable to Jabil Inc. (U.S. GAAP)	$222	$129	$439	$1,250
Adjustments to operating income	17	89	256	(508)
Loss on securities(5)	46	—	46	—
Net periodic benefit cost(2)	—	(2)	(1)	(7)
Adjustments for taxes(6)	(6)	14	(18)	51
Core earnings (Non-GAAP)	$279	$230	$722	$786
Diluted earnings per share (U.S. GAAP)	$2.03	$1.06	$3.94	$9.86
Diluted core earnings per share (Non-GAAP)	$2.55	$1.89	$6.48	$6.20
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	109.3	121.7	111.5	126.9

(1)Charges recorded during the three months and nine months ended May 31, 2025, and May 31, 2024, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
(2)We are reclassifying the pension components in other expense to core operating income as we assess operating performance, inclusive of all components of net periodic benefit cost, with the related revenue. There is no impact to core earnings or diluted core earnings per share for this adjustment.
(3)Charges recorded during the nine months ended May 31, 2025, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina. Charges recorded during the three months and nine months ended May 31, 2024, related to costs associated with product quality liabilities. Charges recorded during the three months and nine months ended May 31, 2025, and May 31, 2024, are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(4)We completed the divestiture of the Mobility Business and recorded a pre-tax gain of $944 million during the nine months ended May 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the three months ended May 31, 2025. We incurred transaction and disposal costs in connection with the sale of approximately $64 million during the nine months ended May 31, 2024.
(5)Charges recorded during the three months and nine months ended May 31, 2025, relate to an impairment of an investment in Preferred Stock.
(6)Tax adjustments for the nine months ended May 31, 2024, were partially driven by an income tax expense associated with the divestiture of the Mobility Business.

Adjusted Free Cash Flow

	Nine months ended
(in millions)	May 31, 2025	May 31, 2024
Net cash provided by operating activities (U.S. GAAP)	$1,052	$1,181
Acquisition of property, plant and equipment (“PP&E”)(1)	(299)	(660)
Proceeds and advances from sale of PP&E(1)	60	115
Adjusted free cash flow (Non-GAAP)	$813	$636

(1)Certain customers co-invest in PP&E with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognize the cash receipts in proceeds and advances from the sale of PP&E.
Acquisitions and Divestitures
Acquisitions
Fiscal Year 2025
On June 2, 2025, we signed a binding share purchase agreement related to the anticipated acquisition of Rebound Technologies Group Holdings Limited (“Rebound Technologies”). Rebound Technologies is a global supply chain service provider headquartered in the United Kingdom offering end-to-end solutions including global sourcing, data driven analytics, proactive shortage management and obsolescence strategies. Completion of this transaction is subject to regulatory clearance and customary closing conditions.
On February 3, 2025, we completed the acquisition of Pharmaceutics International, Inc. (“Pii”) for cash consideration transferred of $309 million. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement. Pii is a contract development and manufacturing organization specializing in early stage, clinical, and commercial volume aseptic filling, lyophilization, and oral solid dose manufacturing. The acquisition will enhance our existing Regulated Industries service offerings, which includes the development and commercial production of auto-injectors, pen injectors, inhalers, and on-body pumps.
The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $351 million, including $149 million in intangible assets and $135 million in goodwill, and liabilities assumed of $42 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
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
On December 29, 2023, the Closing Date, we completed the sale of the Mobility Business. As a result of the transaction, we derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million in the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the three months ended May 31, 2025. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in our Condensed Consolidated Statements of Operations.
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
Cash and Cash Equivalents
As of May 31, 2025, we had approximately $1.5 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of May 31, 2025, could be repatriated to the United States without potential tax expense.

Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)(2)	Total notes payable and credit facilities
Balance as of August 31, 2024	$498	$497	$594	$499	$496	$296	$—	$2,880
Borrowings	—	—	—	—	—	—	1,604	1,604
Payments	—	—	—	—	—	—	(1,604)	(1,604)
Other	—	1	1	—	1	1	—	4
Balance as of May 31, 2025	$498	$498	$595	$499	$497	$297	$—	$2,884
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jan 22, 2026 and Jan 22, 2028(2)
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$4.0 billion(1)

(1)As of May 31, 2025, we had $4.0 billion in available unused borrowing capacity under our existing revolving credit facilities, of which $3.2 billion was available under the credit agreement dated January 22, 2020 (as amended, the “Existing Credit Facility”). The Existing Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
(2)On June 18, 2025, we entered into a senior unsecured credit agreement (the “Agreement”). The Agreement provides for a five-year revolving credit facility in the initial amount of $3.2 billion (the “Revolving Credit Facility”), which may, subject to the lender’s discretion, potentially be increased by up to an aggregate amount of $1.0 billion. The Revolving Credit Facility expires on June 18, 2030, subject to unlimited successive one-year extension options (subject to the lenders’ discretion), provided that the tenor of the Revolving Credit Facility shall at no time exceed five years. Interest and fees on advances under the Revolving Credit Facility are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P Global Ratings, Moody’s Ratings and Fitch Ratings. In connection with our entry into the Agreement, we terminated the Existing Credit Facility.

Interest is charged at a rate equal to either 0.00% to 0.45% above the base rate or 0.90% to 1.45% above the benchmark rate, as applicable, based on our credit ratings. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month Term SOFR, but not less than zero. The benchmark rate represents Term SOFR, EURIBOR, TIBOR or Daily Simple SOFR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2025, and August 31, 2024, we were in compliance with our debt covenants. Refer to Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2025.
Effective January 23, 2025, the terms of the global asset-backed securitization program were amended to extend the termination date from January 2025 to January 2028. The maximum amount of net cash proceeds available at any one time is $700 million.
In conjunction with our global asset-backed securitization program, we are required to remit amounts collected as a servicer under the global asset-backed securitization program to a special purpose entity, which in turn sells certain receivables to unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $375 million and $338 million as of May 31, 2025, and August 31, 2024, respectively. During the three months and nine months ended May 31, 2025, we sold $1.2 billion and $3.3 billion, respectively, of trade accounts receivable, and we received cash proceeds of $1.2 billion and $3.2 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Existing Credit Facility. As of May 31, 2025, and August 31, 2024, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 7 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
Following is a summary of the uncommitted trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$250
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$100
H	$2,000
I	$250

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
In conjunction with our trade accounts receivable sale programs, we are required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $852 million and $367 million as of May 31, 2025, and August 31, 2024, respectively. During the three months and nine months ended May 31, 2025, we sold $3.6 billion and $7.4 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $3.6 billion and $7.3 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Nine months ended
	May 31, 2025	May 31, 2024
Net cash provided by operating activities	$1,052	$1,181
Net cash (used in) provided by investing activities	(578)	1,467
Net cash used in financing activities	(1,165)	(1,989)
Effect of exchange rate changes on cash and cash equivalents	13	(6)
Net (decrease) increase in cash and cash equivalents	$(678)	$653
Operating Activities
Net cash provided by operating activities during the nine months ended May 31, 2025, was primarily due to an increase in accounts payable, accrued expense and other liabilities and non-cash expenses and net income. Net cash provided by operating activities was partially offset by an increase in prepaid expenses and other current assets, an increase in inventories, an increase in accounts receivable and an increase in contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer. The increase in inventories is primarily to support expected sales levels in the fourth quarter of fiscal year 2025. The increase in accounts receivable is primarily driven by the timing of collections. The increase in contract assets is primarily due to timing of revenue recognition for the over time customers.
Investing Activities
Net cash used in investing activities during the nine months ended May 31, 2025, consisted primarily of the acquisition of Pharmaceutics International, Inc., Mikros Technologies LLC and certain other third-party assets and capital expenditures, principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments, partially offset by proceeds and advances from the sale of property, plant and equipment and a working capital adjustment related to the divestiture of our Mobility Business.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2025, was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan.
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

We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program(2)	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program(3)	Q1 FY 2025	$1,000	6.5	$975	$25

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
(3)As of May 31, 2025, 6.5 million shares had been repurchased for $975 million and $25 million remained available under the 2025 Share Repurchase Program.
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
In addition, we repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Nine months ended
	May 31, 2025		May 31, 2024		May 31, 2025		May 31, 2024
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases	0.2	$30	3.8	$499	2.7	$356	10.3	$1,324

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
The fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

December 27, 2024
Stock price	$145.92
Exercise price	$137.77
Expected life	7.0 years
Expected volatility(1)	34.4%
Risk-free interest rate	4.5%

(1)The expected volatility was estimated using the historical volatility derived from our common stock.
The following table summarizes the Warrant activity for the nine months ended May 31, 2025:

Warrant Shares
Outstanding as of August 31, 2024	—
Changes during the period
Shares granted	1,158,539
Shares vested	(59,582)
Outstanding as of May 31, 2025	1,098,957
Exercisable as of May 31, 2025	59,582
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2025. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended May 31, 2025, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended May 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
March 1, 2025 – March 31, 2025	2,163,956	$138.01	2,163,956	$32
April 1, 2025 – April 30, 2025	45,349	$129.43	45,052	$27
May 1, 2025 – May 31, 2025	12,600	$143.20	12,600	$25
Total	2,221,905	$137.87	2,221,608

(1)The purchases include amounts that are attributable to 297 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
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
During the three months ended May 31, 2025, the following Section 16 officer adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act):
Steven Borges, Executive Vice President, Global Business Units, entered into a Rule 10b5-1 trading arrangement on March 24, 2025 (with the first trade under the plan scheduled for October 17, 2025), that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale, subject to certain price limits, of up to 22,000 shares of the Company’s common stock. Mr. Borges’ plan will expire on September 21, 2026, unless earlier terminated pursuant to the terms of the trading arrangement.
No other Section 16 director or executive officer of the Company adopted, modified, or terminated a trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, during the three months ended May 31, 2025.

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

10.2
Credit Agreement dated as of June 18, 2025 among Jabil Inc.; the lenders named therein; Citibank, N.A., as administrative agent; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; BNP Paribas, Credit Agricole Corporate and Investment Bank, Miztem uho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as co-documentation agents; and Citibank, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as joint lead arrangers and joint bookrunners.
		8-K	10.1	6/24/2025

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 31, 2025 and August 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2025 and May 31, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2025 and May 31, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended May 31, 2025 and May 31, 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2025 and May 31, 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: June 30, 2025	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

Date: June 30, 2025	By:	/s/ GREGORY B. HEBARD
Gregory B. Hebard Chief Financial Officer