Form 10-K
period 2025-08-31
JABIL INC
filed 2025-10-17
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2025, was approximately $14.4 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 10, 2025, was 106,837,337. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on January 22, 2026, into Part III hereof, to the extent indicated herein.

JABIL INC. AND SUBSIDIARIES
2025 FORM 10-K ANNUAL REPORT

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

PART I
Item 1. Business
The Company
Jabil is one of the leading providers of engineering, manufacturing, and supply chain solutions. We deliver comprehensive design, production, and product management services to companies across a diverse range of industries and end markets. Our capabilities span the entire product lifecycle—from innovation, design, and planning to fabrication, assembly, and delivery—enabling seamless management of resources and materials across global supply chains. Through these integrated services, we help our customers reduce manufacturing costs, enhance supply chain efficiency, minimize inventory risk, lower transportation expenses, and accelerate product fulfillment.

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
We conduct our operations in facilities that are located worldwide, including but not limited to China, Malaysia, Mexico, and the United States. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities. For the fiscal year ended August 31, 2025, we had net revenues of $29.8 billion and net income attributable to Jabil Inc. of $657 million.
As of September 1, 2024, we are reporting our business in the following three segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewables and energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
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
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets; we closely manage our costs and capital resources so that we can respond appropriately as circumstances change. Over the long term we believe the factors driving our customers and potential customers to use our industry’s services include:
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
Our Strategy
Our vision is to be the world’s most technologically advanced and trusted manufacturing solutions provider. As we work to achieve our vision, we pursue the following strategies:
•Establish and Maintain Long-Term Customer Relationships. An important element of our strategy is to develop and expand long-term relationships with leading companies in expanding industries that benefit from global, highly automated, continuous-flow manufacturing. We grow these partnerships across product lines and services to create deeper, more integrated value. In addition, we pursue relationships with new customers that meet our targeted profile: financially stable, technology-driven, growth-oriented, and committed to long-term collaboration.
•Product Diversification. We focus on balancing our portfolio of products and product families toward higher-return and strategically important segments. This includes manufacturing, supply chain management services, comprehensive electronics design, production, and product management services for markets such as cloud and data infrastructure, healthcare, packaging, automotive and transportation, warehouse automation, networking and communications, and semi-capital equipment. We have made concentrated efforts to diversify our industry sectors and customer base. Because of these efforts, we have experienced business growth from both existing and new customers as well as from acquisitions. In addition, we continue to evaluate emerging end-markets and technologies to help ensure our portfolio remains balanced, resilient, and aligned with long-term customer demand.
•Utilize Customer-Centric Business Units. Most of our business units serve a single customer, using dedicated production equipment, workers, supervisors, buyers, planners, and engineers to provide comprehensive, customized manufacturing solutions. We believe our customer-centric business units promote increased responsiveness, particularly for relationships that extend across multiple production locations.
•Leverage Global Production. We believe that global production reduces obsolescence risk, lowers landed costs, and promotes consistent quality worldwide. Consistent with this strategy, we have established or acquired operations in the Americas, Europe and Asia. Our extensive global footprint allows us to select production locations that best serve customer needs. We believe that our global footprint is strengthened by our centralized procurement process, which, when coupled with our single Enterprise Resource Planning system, provides our customers end-to-end supply chain visibility. Increasingly, our customers also prefer manufacturing to be located closer to their end markets. To meet this need, we invest in local-for-local and local-for-regional capabilities that improve resilience, reduce lead times, enhance sustainability, and enable us to support customers directly where they operate.
•Expand Value-Added Services. Our systems assembly, direct-order fulfillment, and configure-to-order services allow customers to reduce product cost and obsolescence risk by lowering total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.
•Deliver Design Expertise. We offer a wide spectrum of value-add design services focused on improving performance, reducing costs, accelerating time-to-market, and enhancing manufacturability. Our design expertise also helps customers navigate technology transitions and regulatory requirements, creating end-to-end solutions that integrate seamlessly from concept through production.

•Pursue Strategic Acquisitions. Our acquisition strategy complements current capabilities, diversifies us into new industry sectors and customers, and expands the scope of services we offer.
Our Approach to Manufacturing
To achieve high levels of manufacturing performance, we have adopted the following approaches:
•Decentralized Business Unit Model. Most of our business units serve a single customer and are empowered to tailor strategies to that customer’s needs. Our business units generally have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners, and engineers. Under certain circumstances, a production line may serve more than one business unit to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, thereby promoting accountability and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units. Business unit management reviews customer-specific financial performance to assess whether the business units are meeting their designated responsibilities and to ensure that the daily execution of manufacturing activities remains on track. The business units aggregate into operating segments based on the end markets they serve.
•Automated Continuous Flow. We use a highly automated, continuous flow approach to manufacturing, whereby different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process contrasts with a batch approach, in which equipment operates as standalone work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, improved efficiency, tighter quality control, and reduced work-in-process inventory. We believe continuous flow manufacturing provides cost reductions and quality improvement when applied to high volumes of product.
•Computerized Control and Monitoring. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom, and shop floor control systems run on a computerized manufacturing resource planning system.
•Electronic Supply Chain Management. We make available to our customers and suppliers an electronic commerce system/electronic data interchange and cloud-based tools to implement a variety of supply chain management programs. Our customers use these tools to share demand and product forecasts and deliver purchase orders, and we use these tools with our suppliers for just-in-time delivery, supplier-managed inventory, and consigned supplier-managed inventory. These capabilities include procurement intelligence platforms and AI-driven orchestration systems that deliver real-time data insights to support cost management, inventory optimization, and risk mitigation across global supply networks. These digital tools improve visibility, responsiveness, and collaboration across the supply chain.
Our Design Services
We offer a wide spectrum of value-add design services to enhance our relationships with current customers and to build new customer relationships. Our teams are strategically staffed to support development projects of all sizes, from turnkey system design and joint development to industrialization and product optimization activities. Our design services support products across all markets we serve and include applications such as cloud data center server platforms; medical and consumer health devices; automotive assemblies for advanced architectures and enhanced functions; vision and safety systems; connected consumer products and appliances; digital commerce ecosystem products for retail environments; power and storage products supporting the energy infrastructure; and smart controls and security for digital building and utilities. These design services include:
•Electronic Design. Our Electronic Design team provides electronic hardware and embedded software design services for analog, digital, radio frequency, power, sensor, and optical component applications. This ranges from initial concept and system architecture through design implementation and new product introduction to mass production.
•Experience Design. Our Experience Design team works with product design teams to create product experiences that resonate with consumers through user research, industrial design, user interface design, and human factors. These capabilities help create, develop, and connect concepts and specifications that optimize the function, value, and appearance of products for both consumers and manufacturing partners.

•Mechanical Design. Our Mechanical Design team specializes in the design of plastic and metal components, enclosures, sub-assemblies, and systems, with advanced modeling and analysis of electronic, electro-mechanical, and optical assemblies. This includes all aspects of product concept, detail design, wide-ranging environmental applications, thermal management, and tooling management.
•Optical Design. Our Optical Design team applies advanced optics expertise to develop solutions for virtual and/or augmented reality, Light Detection and Ranging (“LiDAR”), 3D sensing, projection, and imaging. Throughout the design process, we develop the required processes, equipment, and testing specific to optics to help ensure seamless transition from design to precision mass production.
•Industrialization Engineering Services. Our engineering services combine multiple functions to work with design teams to optimize products for maximum performance, highest quality, and time to market while balancing cost and manufacturability. These functions include our computer-assisted design (“CAD”) team, delivering PCBA design with advanced CAD tools; our Value Analysis and Value Engineering team, improving value and reducing cost of both electrical and mechanical assemblies; and our Engineering Prototyping teams for all development stages. Efforts focus on optimizing designs, reducing material and component complexity, and identifying cost-effective sourcing options.
•Product Verification. Our Product Verification team provides complete product verification throughout the full design cycle and executes specific test services. This includes product verification to assess performance, reliability, and durability under simulated real-world conditions, failure analysis, regulatory compliance and safety, packaging, simulation, data analysis, and component analysis to identify and mitigate potential risks early in the development process.
•Manufacturing Test Solution Development. Our Manufacturing Test Solution Development team provides integral support to the design teams to embed testability in designs and enable efficient investment in manufacturing resources. The use of software-driven instrumentation and test process design and management reduces human-dependent test processes and promotes traceability and visibility throughout the manufacturing test process. Capabilities include development of test specifications, tester design, and execution of structural, functional, and environmental tests. Early integration of test planning supports defect reduction and consistent product quality.
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
•Automation for tooling, manufacturing, and end customer solutions
•Next generation electronic interconnections
•Advanced electrical assembly & test processes
•Advanced polymer and metal material science
•Ceramic, metal and plastic single/multi-shot injection molding
•In-mold mechanical & electrical assembly solutions
•Advanced coating solutions for plastics, metals & lenses
•Thermal-plastic composite formation
•Advanced thermal management solutions
•Advanced sensor integration
•Optical sensors across wavelengths
•Co-packaged optics
•Silicon photonics
•Sterilization, device filling & fluid management

•Outsourced semiconductor assembly and test (“OSAT”) capabilities
•Sustainable materials and design
•Artificial intelligence and machine learning

Our R&D efforts span the markets we serve to provide our customers leading edge technologies and solutions.
Customers and Marketing
A key tenet of our strategy is to develop and expand long-term relationships with leading companies in high-growth industries that benefit from global, highly automated, continuous-flow manufacturing. A small number of customers and significant industry sectors have historically comprised a major portion of our net revenue. While this concentration reflects the depth of our customer relationships, we continue to diversify our customer base across industries and geographies to strengthen resilience. We also market our services and solutions through our website and social media platforms, as well as through direct engagement with prospective customers, industry events, and targeted outreach initiatives.
In fiscal year 2025, our five largest customers accounted for approximately 36% of our net revenue and 87 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to customers that accounted for a significant concentration of our net revenue during the periods indicated:

	Percentage of Net Revenue Fiscal Year Ended August 31,
	2025	2024	2023
Customer A (1)	16%	*	*
Customer B (2)	*	11%	17%

*    Amount was less than 10% of total.
(1)Sales to this customer were reported primarily in the Intelligent Infrastructure segment.
(2)Sales to this customer were reported in the Connected Living and Digital Commerce segment.
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
We compete with different companies depending on the type of service we are providing and/or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are: cost; accelerated production time-to-market; higher efficiencies; global locations; rapid scaling of production; advanced technologies; quality; and improved pricing of components. We believe we are extremely competitive with regard to all of these factors.
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
Human Capital Management
As of August 31, 2025, our workforce consists of talented and dedicated employees across approximately 100 locations in 30 countries. To maintain our competitiveness, we continually invest in our employees, so that they can take care of our customers and communities. Following is a summary of employees by region (in thousands):

Region	Number of Employees
Asia	71
Americas	49
Europe	15
Total(1)	135

(1)Total headcount includes permanent, temporary and contingent workers.
None of our U.S. employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We promote positive employee relations globally and have not experienced a significant work stoppage or strike.
Safety
“Safety First. Always.” is a fundamental value that is ingrained in our culture. We are committed to safety standards in all of our facilities. We have implemented a continuous improvement-based Health and Safety Management System, including annual training assessments coupled with engaged leaders and employees who prioritize safety.
Human Rights
We believe that respect for fundamental human rights is an essential element of responsible corporate citizenship. We are a founding member of the Responsible Business Alliance (RBA), which is one of the world’s largest industry coalitions for corporate social responsibility in global supply chains.
Culture & Belonging: Jabil’s Cultural Initiatives
Our workforce provides us with the innovation and creativity that allows us to continue our success. Built on respect, our culture fosters an environment where employees feel welcomed, valued, and safe – both psychologically and physically. Welcoming a spectrum of backgrounds, experiences, viewpoints, and abilities, we collaborate to create an environment where employees can be their authentic self and contribute to Jabil’s success.
In alignment with our Code of Conduct, we are dedicated to establishing a discrimination-free and harassment-free workplace globally. This commitment is guided by our enterprise-wide priorities of mitigating biases, cultivating inclusive leadership, and developing diverse talent.
Our global sites developed and implemented programs focused on supporting employment and retention of employees with disabilities, with physical and digital infrastructure and training programs to foster an inclusive environment for all. In collaboration with our operations team, we have also established a baseline for site accessibility.

Our culture empowers Jabil to make a positive impact on our people, customers, and communities. Our commitment to our employees’ safety and wellbeing goes beyond physical health to include mental health. At Jabil, we provide our full-time employees two days of paid time off for health and wellbeing and one day for community service in addition to standard paid time off and holidays.
To support our commitment to serve our communities where we live and operate, in 2024, Jabil employees completed over 580,000 volunteer hours. From January to August 2025, Jabil employees completed over 420,000 volunteer hours. This commitment remains for fiscal year 2026, with a continued focus in the areas of education, empowerment, and the environment. We believe that while our efforts are locally driven, the impact is global.
Jabil hosted its annual Deliver Best Practices Global Finals representing 20 locations from 13 countries. This continuous improvement program embodies the best of Jabil’s culture while focusing on our key business drivers (People, Process, Social & Environmental, and Technology & Innovation).
Recognition plays an important role in appreciating others for going above and beyond their normal job duties and doing what’s right for our customers, people, and communities. Jabil acknowledges these well-deserved efforts through our Enterprise recognition program, Respect. Recognize. Reward., in addition to regional and site-based recognition efforts that celebrate our employees worldwide.
Compensation and Benefits
Jabil’s compensation programs are designed to align the compensation of our employees with Jabil’s performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results. Specifically:
•We seek to provide employee pay levels that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
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
Career Growth and Development
At Jabil, we invest in the professional and personal growth and development of our employees at all levels of the organization. Our learning solutions are intended to empower employees to enhance their knowledge and skills, enabling them to work more effectively, develop stronger capabilities, and guide their teams to success and further reinforce the organization’s vision. Jabil offers learning programs and offerings for all level of employees (hourly, professional, management).
As part of our talent strategy, we continue to utilize the LinkedIn Learning platform to enhance employees' access to the tools, resources, and support needed to take charge of their career development. We provide free access to LinkedIn Learning to all professional, management, and executive leaders. Employees are encouraged to utilize LinkedIn Learning for both leadership and technical development, reinforcing our commitment to continuous learning and growth.
Our leaders are the cornerstone of Jabil’s success. They serve as a critical link between the strategic vision and the day-to-day execution of the work. One example of a program used to strengthen leadership skills is the Supervisory Basics Program – an internally developed program that seeks to equip supervisors with foundational knowledge that reinforces Jabil’s culture, establishes consistent standards for supervisor–employee interactions, and enhances understanding of key financial and legal principles.

Employee Engagement
In May 2025, we conducted our global Your Voice Matters Survey, utilizing a third party to administer it. Action plans have been developed and are in the process of being executed at all sites to promote continued excellence in employee engagement at Jabil. This is a continuation of the Your Voice Matters Pulse Surveys conducted in 2024 to measure the impact of action plans developed from the 2023 global survey.
Environmental Laws and Regulations
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
Adam E. Berry (age 48) was named Senior Vice President, Investor Relations & Corporate Affairs in June 2024. He previously served as Vice President, Investor Relations from September 2018. Mr. Berry held other roles of increasing responsibility since joining Jabil in 2010 as Director of Investor Relations. Mr. Berry holds a bachelor’s in Communications from Boston College and an MBA from Georgia Institute of Technology.
Steven D. Borges (age 57) was named Executive Vice President, Global Business Units in May 2024. He previously served as Executive Vice President, Chief Executive Officer, Diversified Manufacturing Services from June 2022; Executive Vice President, Chief Executive Officer, Regulated Industries, from September 2020, with additional responsibility for additive Manufacturing; and as Executive Vice President, Chief Executive Officer, Healthcare from September 2016 through August 2020. Mr. Borges joined Jabil in 1993. He holds a bachelor’s in Business Administration and Management from Fitchburg State University.
Matthew Crowley (age 50) was named Executive Vice President, Global Business Units in May 2024. He most recently served as Senior Vice President, Global Business Units from May 2022, and from March 2019 until April 2022, as Vice President, Global Business Units, and from February 2018 to February 2019 as Senior Director, Cloud. Before joining Jabil in 2018, Mr. Crowley held positions with Dell and Amazon Web Services.
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
Gregory B. Hebard (age 56) was named Chief Financial Officer in May 2024. He most recently served as Senior Vice President, Treasurer since 2021. Since joining Jabil in 2009, Mr. Hebard has held roles of increasing responsibility in finance, including Senior Vice President, CFO Green Point from 2017 to 2021 and Vice President, Financial Planning & Analysis from 2013 to 2017. He holds a master’s in Business from DePaul University and a bachelor’s in Finance from the University of Iowa.
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

Francis (“Frank”) G. McKay (age 55) was named Senior Vice President, Chief Supply Chain and Procurement Officer, in January 2019. Prior to his current role, he served as Vice President, Procurement & Purchasing Services from October 2014 and held a variety of management positions in Europe, Asia and the US since joining Jabil in 1997. Mr. McKay holds a bachelor’s from University of Strathclyde.
Kristine Melachrino (age 47) was named Executive Vice President, General Counsel, in March 2025. She most recently served as Senior Vice President, General Counsel since October 2022. She joined Jabil in 2007 holding various roles in the legal department supporting the functional and business teams globally. Prior to this role, Ms. Melachrino served as Vice President, Senior Deputy General Counsel for the global Commercial legal team, advising on complex legal and regulatory matters to facilitate business growth; and Assistant Corporate Secretary. She holds a Juris Doctor from Stetson University College of Law, and an MBA from Stetson University.
Mark T. Mondello (age 61) was named Chairman of Jabil’s Board of Directors effective November 2021 and has been a member of the Board since March 2013. Mr. Mondello served as our Chief Executive Officer until May 2023. Mr. Mondello has retained various executive responsibilities. Mr. Mondello joined Jabil in 1992. He holds a bachelor’s in Mechanical Engineering from the University of South Florida.
Andrew D. Priestley (age 54) was named Executive Vice President, Global Business Units in May 2024. He most recently served as Senior Vice President, Global Business Units from April 2014. Since joining Jabil in 1996, he has held positions of increasing responsibility across the Company, including as Vice President, Global Business Units since 2012. Mr. Priestley holds an honors in Engineering with Management from the Edinburgh Napier University.
Gary K. Schick (age 55) was named Senior Vice President and Chief Human Resources Officer in October 2023. He most recently served as Vice President, HR Operations from October 2022. Mr. Schick has held several other positions of increasing responsibility in human resources since joining Jabil in August 2018 as a Senior Director, Human Resources. Mr. Schick holds a bachelor’s in Economics from Northwestern University and a Juris Doctor from the University of Pittsburgh School of Law.
May Y. Yap (age 55) was named Senior Vice President, Chief Information Officer in September 2020. She joined Jabil in 2014 as Vice President and CIO of Jabil Green Point. Ms. Yap holds an MBA and a master’s in Computer Science from University of Hull and a doctorate in business administration and management from New York University.
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
If we are unable to offer technologically advanced, cost effective, quick response manufacturing services that are differentiated from our competition (including utilization of machine learning and artificial intelligence) and adapt those services as our customers’ requirements change, demand for our services will decline. There are significant risks involved in our efforts to keep pace with technological developments and no assurance can be provided that the usage of such technology will enhance our business.
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
We rely on a variety of common carriers across the globe to transport our materials from our suppliers and to our customers. Problems suffered by any of these common carriers, including natural disaster, pandemic, labor problems, increased energy prices, or criminal activity, have and could result in shipping delays for products or materials, increased costs, or other supply chain disruptions, and could therefore have a negative impact on our ability to receive products from suppliers and deliver products to customers, resulting in a material adverse effect on our operations.
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
In particular, a significant portion of our manufacturing, design, support and storage operations are conducted in our facilities in China, and revenues associated with our China operations are important to our success. Therefore, our business, financial condition, and results of operations may be materially adversely affected by economic, political, legal, regulatory, competitive, infrastructure and other factors in China. International trade disputes or political differences with China have and could result in tariffs and other measures that could adversely affect the Company’s business. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement and control over economic growth. In addition, our operations in China are governed by Chinese laws, rules, and regulations, some of which are relatively new. The Chinese legal system continues to rapidly evolve, which may result in uncertainties with respect to the interpretation and enforcement of Chinese laws, rules, and regulations that could have a material adverse effect on our business. China experiences high turnover of direct labor in the manufacturing sector due to the intensely competitive and fluid market for labor, and the retention of adequate labor is a challenge. If our labor turnover rates are higher than we expect, or we otherwise fail to adequately manage our labor needs, then our business and results of operations could be adversely affected. We are also subject to risks associated with our subsidiaries organized in China. For example, regulatory and registration requirements and government approvals affect the financing that we can provide to our subsidiaries. If we fail to receive required registrations and approvals to fund our subsidiaries organized in China, or if our ability to remit currency out of China is limited, then our business and liquidity could be adversely affected.
Beginning in February 2025, the U.S. implemented tariffs on a variety of countries and commodities, including, among others, tariffs on aluminum and steel derivative products, imports of certain Canadian and Mexican goods, and imports of Chinese goods, universal tariffs on imports from most countries, and reciprocal tariffs on select countries. In response, certain countries have imposed, or are considering, retaliatory tariffs on U.S. exports. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. These increased tariffs have impacted and may continue to impact end, customer demand. If we are unable to fully pass on these costs, our operating results and cash flows could be adversely impacted.
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
We rely on information systems, some of which are managed by third parties, to store, process, and transmit confidential information, including financial reporting, inventory management, procurement, invoicing, and electronic communications, belonging to our customers, our suppliers, our employees, and/or us. Any delay or disruption in the operation of these information systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted, and we have implemented business continuity items including data backups at alternative sites, multi-factor authentication, regular risk assessment, and other cybersecurity safeguards. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks, and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures. These include industrial espionage attacks, data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data, and outages, our operations could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions), and poor publicity. Any of these could adversely affect our financial results. The increased use of artificial intelligence (“AI”) technologies in our services and operations may exacerbate these risks. In addition, if any of our contractors, consultants, vendors or service providers use any third-party AI-powered software or other tools in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information through its incorporation into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain or protect, our confidential information, harming our competitive position and business. In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and globally. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.

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
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. When customers experience financial difficulty, we have difficulty recovering amounts owed to us from these customers, and demand for our products from these customers sometimes declines. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements. When one or more of our customers becomes insolvent or otherwise is unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition are adversely affected. Such adverse effects have included and may in the future include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory writeoffs, an impairment of contract assets, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding. In addition, because we securitize certain of our accounts receivable, our securitization program could be negatively affected by customer financial difficulty affecting the recovery of a significant amount of receivables.
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
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax rate. Many countries, including countries in which we have tax incentives, have enacted or are in the process of enacting laws based on the OECD’s proposals. Our effective tax rate and cash tax liability could be adversely impacted by these rules in future years.
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
•make us more vulnerable in the event of a downturn in our business; and
•impact certain financial covenants that we are subject to in connection with our debt and asset-backed securitization program.
There can be no assurance that we will be able to meet future debt service obligations.
An adverse change in the interest rates for our borrowings has and could adversely affect our financial condition.
We pay interest on outstanding borrowings under our revolving credit facilities and certain other debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined has and may continue to have a material adverse effect on our financial position, results of operations and cash flows. If certain economic or fiscal issues occur, interest rates have and could rise, which would increase our interest costs and reduce our net income. Also, increased interest rates could make any future fixed interest rate debt obligations more expensive.
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
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, and human and civil rights. In addition, we make statements about our environmental, social, and governance goals and initiatives through our sustainability report. Responding to these environmental, social, and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires investments. We cannot guarantee that we will achieve our goals and initiatives. Any failure, or perceived failure, to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state, or international environmental, social, and governance laws and regulations, or meet evolving and sometimes conflicting shareholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price.

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
Our cybersecurity risk management program is integrated into our global enterprise risk management framework, which is designed to help identify, monitor, and mitigate key strategic risks. Our enterprise risk assessment, which includes data protection and cybersecurity, is developed annually to provide insight into the risks with the greatest potential to impact Jabil’s strategy and our financial goals. Key components of our cybersecurity risk management program include the following:
•Cybersecurity policies. We leverage cybersecurity industry-standard frameworks and insights from internal assessments to develop policies to guide the use of our information assets (for example, business information and information resources such as mobile phones, computers, and workstations), access to specific intellectual property or technologies, deployment of AI within the Company, and protection of personal information. The Company has also established written policies and procedures to help ensure that cybersecurity incidents are quickly assessed and addressed.
•Risk assessment. The Company uses risk assessment processes to identify and prioritize cybersecurity risks, employ operational controls to mitigate risks, report incidents, and analyze trends, and employ a corrective action process to address nonconformities. Key risk indicators are used across all business functions to monitor and measure our cybersecurity risk exposure. Through this cross-functional approach, management identifies potential operational and strategic risks which could impact our strategy and financial goals.
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
•Security Awareness and Training. Cybersecurity education contributes to the safety of the Company, customer data, and employee sensitive data and assets. Our employees undergo regular training on information security, cybersecurity awareness, and the protection of confidential information. This training is designed to promote an understanding of the behaviors and technical requirements needed to safeguard Company data. Additionally, we provide ongoing education to help employees recognize and report suspicious activity. In addition, higher risk employees undergo routine anti-phishing testing and training.
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
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected us during fiscal year 2025 or are reasonably likely to materially affect us in the near term, including our business strategy, results of operations, or financial condition. Additional information about our cybersecurity risks is discussed in “Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, have and could in the future adversely affect our operations” in Item 1A. Risk Factors, which should be read in conjunction with the information above.
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
The CISO has over 39 years of experience working in cybersecurity, risk management, and infrastructure technology and network architecture. Our CISO holds industry-recognized cybersecurity certifications, including Certified Information Systems Security Professional (CISSP) certification. The CIO has over 33 years of experience focused on corporate strategy formulation and implementation, IT management including cybersecurity, and business and process transformation.

Effective September 1, 2025, the Company transitioned cybersecurity responsibilities to a new CISO. The new CISO has over 20 years of experience leading large-scale security programs protecting critical infrastructure and sensitive data, modernizing digital identity systems, and driving cultural transformation within security teams in the federal, healthcare, and global manufacturing sectors.
Item 2. Properties
We own or lease facilities located primarily in the geographies listed below. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The majority of the square footage is active manufacturing space and is reported in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce operating segments, as all use these properties. Our corporate headquarters is located in St. Petersburg, Florida.
The table below lists the approximate square footage for our facilities as of August 31, 2025 (in millions):

Region	Approximate Square Footage
Asia	17
Americas	13
Europe	5
Total(1)(2)	35

(1)Approximately 10% of our total square footage is not currently used in business operations.
(2)Consists of 14 million square feet in facilities that we own with the remaining 21 million square feet in leased facilities.
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
On October 10, 2025, the closing sales price for our common stock as reported on the New York Stock Exchange was $193.99. As of October 10, 2025, there were 956 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.
Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Stock Performance Graph
The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2025, with the cumulative stockholder return of the (1) S&P 500 Index and (2) peer group which includes Celestica Inc., Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

August 31	2020	2021	2022	2023	2024	2025
Jabil Inc.	$100	$182	$179	$340	$326	$612
S&P 500 Index – Total Returns	$100	$131	$116	$135	$172	$199
Peer Group	$100	$157	$150	$164	$280	$396

Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended August 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
June 1, 2025 – June 30, 2025	—	$—	—	$25
July 1, 2025 – July 31, 2025	10,018	$225.14	4,050	$20
August 1, 2025 – August 31, 2025	93,013	$219.10	93,013	$—
Total	103,031	$219.69	97,063

(1)The purchases include amounts that are attributable to 5,968 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)In September 2024, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on September 26, 2024 (the “2025 Share Repurchase Program”). In July 2025, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 17, 2025 (the “2026 Share Repurchase Program”). For more information, see “Liquidity and Capital Resources – Dividends and Share Repurchases”.
In December 2024, we issued a warrant to Amazon.com NV Investment Holdings LLC to acquire up to 1,158,539 of our ordinary shares as reported in a Current Report on Form 8-K filed on January 3, 2025. Refer to Note 13 – “Stockholders’ Equity” to the Consolidated Financial Statements for further details.
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
At August 31, 2025, we have three reporting segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
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
See Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Fiscal Year Ended August 31,
	2025	2024	2023
Net revenue	$29,802	$28,883	$34,702
Gross profit	$2,646	$2,676	$2,867
Operating income	$1,182	$2,013	$1,537
Net income attributable to Jabil Inc.	$657	$1,388	$818
Earnings per share – basic	$6.00	$11.34	$6.15
Earnings per share – diluted	$5.92	$11.17	$6.02
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2025	May 31, 2025	August 31, 2024
Sales cycle(1)	18 days	24 days	34 days
Inventory turns (annualized)(2)	5 turns	5 turns	5 turns
Days in accounts receivable(3)	44 days	46 days	46 days
Days in inventory(4)	69 days	74 days	76 days
Days in accounts payable(5)	96 days	96 days	88 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended August 31, 2025, the decrease in days in accounts receivable from the prior sequential quarter and the three months ended August 31, 2024, was primarily driven by an increase in net revenue and the timing of payments.
(4)Days in inventory is calculated as inventory and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2025, the decrease in days in inventory from the prior sequential quarter and the three months ended August 31, 2024, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2025, the increase in days in accounts payable from the three months ended August 31, 2024, was primarily due to higher purchases of customer-controlled consignment components and the timing of cash payments.

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
For further discussion related to impairment analyses performed during fiscal year 2025, and performed as a result of the organizational realignment, refer to Note 6 – “Goodwill and Other Intangible Assets” and Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
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
Recent Accounting Pronouncements
See Note 20 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, for the results of operations discussion for the fiscal year ended August 31, 2024, compared to the fiscal year ended August 31, 2023.
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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net revenue	$29,802	$28,883	$34,702	3.2%	(16.8)%
2025 vs. 2024
Net revenue increased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024. Specifically, the Intelligent Infrastructure segment net revenue increased 34% primarily due to: (i) a 30% increase in revenues from existing customers within our cloud and data center infrastructure business and (ii) a 10% increase in revenues from existing customers within our capital equipment business. The increase was partially offset by a 6% decrease in revenues from existing customers within our networking and communications business. The Connected Living and Digital Commerce segment net revenue decreased 25% due to a 27% decrease in revenues primarily driven by the divestiture of the Mobility Business within our connected living business. The decrease was partially offset by a 2% increase in revenues from existing customers within our digital commerce business. The Regulated Industries segment net revenue decreased 3% primarily due to: (i) a 2% decrease in revenues from existing customers within our automotive and transportation business, and (ii) a 1% decrease in revenues from existing customers within our healthcare and packaging business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2025	2024	2023
Regulated Industries	40%	42%	38%
Intelligent Infrastructure	41%	32%	32%
Connected Living and Digital Commerce	19%	26%	30%
Total	100%	100%	100%

The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2025(1)	2024	2023
Foreign source revenue	75.0%	82.5%	85.8%

(1)Decrease from prior periods was primarily driven by domestic revenue growth within our Intelligent Infrastructure segment during the fiscal year ended August 31, 2025 and the divestiture of the Mobility Business during the fiscal year ended August 31, 2024.
Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2025	2024	2023
Gross profit	$2,646	$2,676	$2,867
Percent of net revenue	8.9%	9.3%	8.3%
2025 vs. 2024
Gross profit as a percentage of net revenue decreased for the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024, primarily due to product mix in our Connected Living and Digital Commerce and Intelligent Infrastructure segments.
Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selling, general and administrative	$1,122	$1,160	$1,206	$(38)	$(46)
2025 vs. 2024
Selling, general and administrative expenses decreased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024. The decrease is primarily due to: (i) a $17 million decrease in other selling, general and administrative expenses primarily driven by the divestiture of the Mobility Business during the fiscal year ended August 31, 2024, (ii) a $10 million decrease in office and support costs, (iii) a $7 million decrease due to lower salary and salary related expenses, and (iv) a $4 million decrease in business interruption and impairment charges, net.
Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2025	2024	2023
Research and development	$26	$39	$34
Percent of net revenue	0.1%	0.1%	0.1%
2025 vs. 2024
Research and development expenses remained consistent as a percent of net revenue during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024.
Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Amortization of intangibles	$62	$40	$33	$22	$7

2025 vs. 2024
Amortization of intangibles increased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024, primarily due to (i) additional amortization associated with intangible assets related to the acquisitions of Mikros Technologies LLC and Pharmaceutics International, Inc. that occurred during the fiscal year ended August 31, 2025 and (ii) amortization related to the Green Point trade name, which was reclassified to a definite-lived intangible asset during the fiscal year ended August 31, 2024.
Restructuring, Severance, and Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Restructuring, severance and related charges	$181	$296	$57	$(115)	$239
2025 vs. 2024
Restructuring, severance and related charges decreased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024, primarily due to higher restructuring, severance and related charges, related to the 2024 Restructuring Plan, during the fiscal year ended August 31, 2024. The decrease is partially offset by increased restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the fiscal year ended August 31, 2025.
2025 Restructuring Plan
On September 24, 2024, our Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”). The 2025 Restructuring Plan reflects our intention only and restructuring decisions, including the timing of such decisions, at certain locations remain subject to consultation with our employees and their representatives.
We expect to recognize approximately $200 million in pre-tax restructuring and other related costs related to the 2025 Restructuring Plan. The restructuring and other related charges are expected to include $60 million to $70 million of employee severance and benefit costs; $65 million to $70 million of asset write-off costs; and $55 million to $65 million of contract termination costs and other related costs. The amount and timing of the actual charges may vary due to a variety of factors, including the finalization of timetables for the transition of functions, consultation with employees and their representatives, as well as the impact of jurisdictional statutory severance requirements. Our estimates for the charges discussed above exclude any potential income tax effects.
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
Loss (Gain) from the Divestiture of Businesses

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Loss (gain) from the divestiture of businesses	$53	$(942)	$—	$995	$(942)

2025 vs. 2024
Charges recorded during the fiscal year ended August 31, 2025, relate primarily to a pre-tax loss of $97 million recognized for the divestiture of our operations in Italy. During the fiscal year ended August 31, 2024, we completed the divestiture of the Mobility Business and recorded a pre-tax gain of $942 million. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the fiscal year ended August 31, 2025.
See Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
Acquisition and Divestiture Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Acquisition and divestiture related charges	$20	$70	$—	$(50)	$70
2025 vs. 2024
Acquisition and divestiture related charges decreased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024, primarily due to transaction and disposal costs incurred in connection with the divestiture of the Mobility Business during the fiscal year ended August 31, 2024. The decrease is partially offset by transaction costs incurred in connection with pursuing acquisition opportunities during the fiscal year ended August 31, 2025.
See Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
Loss on Securities

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Loss on securities	$46	$—	$—	$46	$—
2025 vs. 2024
Loss on securities during the fiscal year ended August 31, 2025, relates to an impairment of an investment in Preferred Stock.
Other Expense

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Other expense	$97	$89	$69	$8	$20
2025 vs. 2024
Other expense increased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024, primarily due to an increase in fees related to higher utilization on our trade accounts receivable sales programs and global asset-backed securitization program. The increase was partially offset by lower interest rates related to these programs.
Interest Expense, net

	Fiscal Year Ended August 31,			Change
(in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest expense, net	$147	$173	$206	$(26)	$(33)

2025 vs. 2024
Interest expense, net decreased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024, due to lower interest rates and lower borrowings primarily on our credit facilities and commercial paper program.
Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Effective income tax rate	26.4%	20.7%	35.2%	5.7%	(14.5)%
2025 vs. 2024
The effective income tax rate differed for the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024, primarily due to: (i) a change in the jurisdictional mix of earnings and (ii) the gain from the divestiture of the Mobility Business and corresponding $58 million of income tax expense during the fiscal year ended August 31, 2024.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax rate. Many countries, including countries in which we have tax incentives, have enacted or are in the process of enacting laws based on the OECD’s proposals. These tax changes did not have a material impact to our effective income tax rate for the fiscal year ended August 31, 2025.
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through the fiscal year ended August 31, 2027. The OBBBA did not have a material impact to our consolidated financial statements for the fiscal year ended August 31, 2025; however, we will continue to monitor developments and evaluate any potential future impacts.
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
Management believes that the non-GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, (gain) loss from the divestiture of businesses, acquisition and divestiture related charges, loss on debt extinguishment, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations and certain other expenses, net of tax and certain deferred tax valuation allowance charges. Among other uses, management uses non-GAAP “core” financial measures to make operating decisions, assess business performance and as a factor in determining certain employee performance when evaluating incentive compensation.
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
Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 for the non-GAAP financial measures discussion for the fiscal year ended August 31, 2024 compared to the fiscal year ended August 31, 2023.
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in millions, except for per share data)	2025	2024	2023
Operating income (U.S. GAAP)	$1,182	$2,013	$1,537
Amortization of intangibles	62	40	33
Stock-based compensation expense and related charges	107	89	95
Restructuring, severance and related charges(1)	181	296	57
Net periodic benefit cost(2)	7	6	11
Business interruption and impairment charges, net(3)	8	16	—
Loss (gain) from the divestiture of businesses(4)	53	(942)	—
Acquisition and divestiture related charges	20	70	—
Adjustments to operating income	438	(425)	196
Core operating income (Non-GAAP)	$1,620	$1,588	$1,733
Net income attributable to Jabil Inc. (U.S. GAAP)	$657	$1,388	$818
Adjustments to operating income	438	(425)	196
Loss on securities(5)	46	—	—
Net periodic benefit cost(2)	(7)	(6)	(11)
Adjustment for taxes(6)	(52)	99	169
Core earnings (Non-GAAP)	$1,082	$1,056	$1,172
Diluted earnings per share (U.S. GAAP)	$5.92	$11.17	$6.02
Diluted core earnings per share (Non-GAAP)	$9.75	$8.49	$8.63
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	110.9	124.3	135.9

(1)Charges recorded during the fiscal year ended August 31, 2025 and 2024, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively. Charges recorded during the fiscal year ended August 31, 2023, related to headcount reduction to further optimize our business activities.
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

(3)Charges recorded during the fiscal year ended August 31, 2025, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina. Charges recorded during the fiscal year ended August 31, 2024, related to costs associated with product quality liabilities. Charges recorded during the fiscal years ended August 31, 2025, and 2024, are classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.
(4)Charges recorded during the fiscal year ended August 31, 2025, relate primarily to a pre-tax loss of $97 million recognized for the divestiture of our operations in Italy. We completed the divestiture of the Mobility Business and recorded a pre-tax gain of $942 million during the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the fiscal year ended August 31, 2025.
(5)Charges recorded during the fiscal year ended August 31, 2025, relate to an impairment of an investment in Preferred Stock.
(6)Tax adjustments for the fiscal year ended August 31, 2025, were partially driven by an income tax benefit associated with a reduction in unrecognized tax benefits from a lapse in statute of limitations. Tax adjustments for the fiscal year ended August 31, 2024, were partially driven by an income tax expense associated with the divestiture of the Mobility Business. The adjustment for taxes for the fiscal year ended August 31, 2023, primarily related to a change in the indefinite reinvestment assertion associated with operations that were classified as held for sale.
Adjusted Free Cash Flow

	Fiscal Year Ended August 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities (U.S. GAAP)	$1,640	$1,716	$1,734
Acquisition of property, plant and equipment (“PP&E”)(1)	(468)	(784)	(1,030)
Proceeds and advances from sale of PP&E(1)	146	123	322
Adjusted free cash flow (Non-GAAP)	$1,318	$1,055	$1,026

(1)Certain customers co-invest in PP&E with us. As we acquire PP&E, we recognize the cash payments in acquisition of PP&E. When our customers reimburse us and obtain control, we recognize the cash receipts in proceeds and advances from the sale of PP&E.
Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial information for the three months ended August 31, 2025, and 2024. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in millions, except for per share data)	August 31, 2025	August 31, 2024
Net revenue	$8,252	$6,964
Gross profit	$783	$663
Operating income	$337	$318
Net income attributable to Jabil Inc.	$218	$138
Earnings per share – basic	$2.03	$1.20
Earnings per share – diluted	$1.99	$1.18

Acquisitions and Divestitures
Acquisitions
Fiscal Year 2026
On September 1, 2025, we completed the acquisition of Rebound Technologies Group Holdings Limited (“Rebound Technologies”) for cash consideration transferred of $134 million. Rebound Technologies is a global supply chain service provider headquartered in the United Kingdom offering end-to-end solutions including global sourcing, data driven analytics, proactive shortage management and obsolescence strategies. The final purchase price is subject to adjustment based on conditions within the purchase agreement.
Fiscal Year 2025
On February 3, 2025, we completed the acquisition of Pharmaceutics International, Inc. (“Pii”) for cash consideration transferred of $309 million. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement. Pii is a contract development and manufacturing organization specializing in early stage, clinical, and commercial volume aseptic filling, lyophilization, and oral solid dose manufacturing. The acquisition is expected to enhance our existing Regulated Industries service offerings, which includes the development and commercial production of auto-injectors, pen injectors, inhalers, and on-body pumps.
The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $357 million, including $149 million in intangible assets and $142 million in goodwill, and liabilities assumed of $48 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
On October 1, 2024, we completed the acquisition of Mikros Technologies LLC (“Mikros Technologies”) for consideration transferred of $63 million. Mikros Technologies is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement.
The acquisition of Mikros Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $63 million, including $40 million in intangible assets and $17 million in goodwill, were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in our consolidated financial results beginning on October 1, 2024. Pro forma information has not been provided as the acquisition of Mikros Technologies is not deemed to be significant.
Fiscal Year 2024
On November 1, 2023, we completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.

Divestitures
Fiscal Year 2025
On August 1, 2025, through our indirect subsidiary, Jabil Circuit Italia S.r.l. (“JCI”), we divested our operations in Italy. As a result of the transaction, we derecognized net assets of approximately $36 million and recorded a pre-tax loss of $97 million during the fiscal year ended August 31, 2025, subject to post-closing adjustments that are still being finalized. As part of the terms of the agreement, we also paid cash consideration of $63 million to the buyer. The operating results of this business were immaterial to our consolidated results of operations.
Fiscal Year 2024
We announced on September 26, 2023, that, through our indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), we agreed to sell to an affiliate of BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), the Singapore Seller’s product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi, (the “Mobility Business”), for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments.
As of August 31, 2023, we determined the Mobility Business met the criteria to be classified as held for sale. Assets and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations, and we continued to report the operating results for the Mobility Business in our Consolidated Statements of Operations in the DMS segment until December 29, 2023 (the “Closing Date”).
On the Closing Date, we completed the sale of the Mobility Business. As a result of the transaction, we derecognized net assets of approximately $1.2 billion and recorded a pre-tax gain of $942 million in the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the fiscal year ended August 31, 2025. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in our Consolidated Statements of Operations.
Refer to Note 17 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for discussion.
Liquidity and Capital Resources
We believe that our level of liquidity sources – which includes cash on hand, available borrowings under our revolving credit facilities and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, and cash flows provided by operating activities – and our access to the capital markets will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions, our working capital requirements and our contractual obligations for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Cash and Cash Equivalents
As of August 31, 2025, we had approximately $1.9 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of August 31, 2025, could be repatriated to the United States without potential tax expense.

Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)(2)	Total notes payable and credit facilities
Balance as of August 31, 2023	$497	$496	$593	$498	$495	$296	$—	$2,875
Borrowings	—	—	—	—	—	—	1,992	1,992
Payments	—	—	—	—	—	—	(1,992)	(1,992)
Other	1	1	1	1	1	—	—	5
Balance as of August 31, 2024	498	497	594	499	496	296	—	2,880
Borrowings	—	—	—	—	—	—	1,844	1,844
Payments	—	—	—	—	—	—	(1,844)	(1,844)
Other	1	1	1	—	1	1	—	5
Balance as of August 31, 2025	$499	$498	$595	$499	$497	$297	$—	$2,885
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jun 18, 2030
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$4.0 billion(2)

(1)On June 18, 2025, we entered into a senior unsecured credit agreement (the “Agreement”). The Agreement provides for a five-year revolving credit facility in the initial amount of $3.2 billion (the “Revolving Credit Facility”), which may, subject to the lender’s discretion, potentially be increased by up to an aggregate amount of $1.0 billion. The Revolving Credit Facility expires on June 18, 2030, subject to unlimited successive one-year extension options (subject to the lenders’ discretion), provided that the tenor of the Revolving Credit Facility shall at no time exceed five-years. Interest and fees on advances under the Revolving Credit Facility are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P Global Ratings, Moody’s Ratings and Fitch Ratings. In connection with our entry into the Agreement, we terminated our $3.2 billion credit agreement dated January 22, 2020.

Interest for borrowings under the Revolving Credit Facility is charged at a rate equal to either 0.00% to 0.45% above the base rate or 0.90% to 1.45% above the benchmark rate, as applicable, based on our credit ratings. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month Term SOFR, but not less than zero. The benchmark rate represents Term SOFR, EURIBOR, TIBOR or Daily Simple SOFR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.
(2)As of August 31, 2025, we had $4.0 billion in available unused borrowing capacity under our existing revolving credit facilities, of which $3.2 billion was available under the Revolving Credit Facility. The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Consolidated Statements of Cash Flows, and have been excluded from the table above.
In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $92 million as of August 31, 2025. Unused letters of credit were $67 million as of August 31, 2025. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2025, and 2024, we were in compliance with our debt covenants. Refer to Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

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
We continue servicing the receivables sold and in exchange receive an immaterial servicing fee under the global asset-backed securitization program. In conjunction with our global asset-backed securitization program, we are required to remit amounts collected as a servicer under the global asset-backed securitization program to a special purpose entity. We do not record a servicing asset or liability on the Consolidated Balance Sheets as we estimate that the fee we receive to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2025.
Effective January 23, 2025, the terms of the global asset-backed securitization program were amended to extend the termination date from January 2025 to January 2028. The maximum amount of net cash proceeds available at any one time is $700 million.
The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $372 million and $338 million as of August 31, 2025, and 2024, respectively. During the fiscal year ended August 31, 2025, we sold $4.2 billion of trade accounts receivable, and we received cash proceeds of $4.1 billion. The receivables that were sold were removed from the Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Consolidated Statements of Cash Flows.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of August 31, 2025, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 8 – “Asset-Backed Securitization Program” to the Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
Following is a summary of the uncommitted trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$100
H	$2,000
I	$250
J	$250

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.

In conjunction with our trade accounts receivable sale programs, we are required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $927 million and $367 million as of August 31, 2025, and 2024, respectively. During the fiscal year ended August 31, 2025, we sold $11.4 billion of trade accounts receivable under these programs and we received cash proceeds of $11.3 billion. The receivables that were sold were removed from the Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Consolidated Statements of Cash Flows.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Net cash provided by operating activities	$1,640	$1,716	$1,734
Net cash (used in) provided by investing activities	(714)	1,351	(723)
Net cash used in financing activities	(1,204)	(2,668)	(680)
Effect of exchange rate changes on cash and cash equivalents	10	(2)	(5)
Net (decrease) increase in cash and cash equivalents	$(268)	$397	$326
Operating Activities
Net cash provided by operating activities during the fiscal year ended August 31, 2025, was primarily due to non-cash expenses and net income and an increase in accounts payable, accrued expenses and other liabilities. Net cash provided by operating activities was partially offset by an increase in accounts receivable, an increase in inventories, and an increase in prepaid expenses and other current assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in accounts receivable is primarily driven by the timing of collections. The increase in inventories is primarily to support expected sales levels in the first quarter of fiscal year 2026. The increase in prepaid expenses and other current assets is primarily driven by the timing of purchases of customer-controlled consignment components.
Investing Activities
Net cash used in investing activities during the fiscal year ended August 31, 2025, consisted primarily of the acquisition of Pharmaceutics International, Inc., Mikros Technologies, LLC and certain other third-party assets, capital expenditures principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and the disposition of the Italy operations, partially offset by proceeds and advances from the sale of property, plant and equipment and a working capital adjustment related to the divestiture of the Mobility Business.
Financing Activities
Net cash used in financing activities during the fiscal year ended August 31, 2025, was primarily due to: (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by: (i) borrowings under debt agreements and (ii) net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan.
Capital Expenditures
For Fiscal Year 2026, we anticipate our net capital expenditures to be in the range of 1.5% to 2.0% of net revenue. In general, our capital expenditures support ongoing maintenance in our Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative, and regulatory factors, among other things.
Dividends and Share Repurchases
Following is a summary of the dividends and share repurchases for the fiscal years indicated below (in millions):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal years 2016 – 2022	$381	$2,592	$2,973
Fiscal year 2023	$45	$487	$532
Fiscal year 2024	$42	$2,500	$2,542
Fiscal year 2025	$36	$1,000	$1,036
Total	$504	$6,579	$7,083

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
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(2)	Q4 FY 2025	$1,000	0.6	$135	$865

(1)In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of our common stock.
(2)As of October 10, 2025, 0.6 million shares had been repurchased for $135 million and $865 million remains available under the 2026 Share Repurchase Program.
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
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024		$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025	(1)	$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025	(2)	$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025	(3)	$309	1.8	0.0	1.8	$171.91

(1)In September 2024, as part of the amended 2023 Share Repurchase Program, an ASR transaction was completed, and 1.0 million additional shares were delivered under the Q4 FY 2024 ASR agreements.
(2)In December 2024, as part of the 2025 Share Repurchase Program, we entered into ASR agreements to repurchase $310 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $310 million to participating financial institutions and received an initial delivery of shares of common stock. In March 2025, the ASR transaction was completed, and 0.2 million additional shares were delivered under the Q2 FY 2025 ASR agreements.
(3)In March 2025, as part of the 2025 Share Repurchase Program, we entered into ASR agreements to repurchase $309 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $309 million to participating financial institutions and received an initial delivery of shares of common stock. In July 2025, the ASR transaction was completed and no additional shares were delivered under the Q3 FY 2025 ASR agreements.

In addition, we repurchased shares of our common stock through the open market as follows (in millions):

	Fiscal Year Ended August 31,
	2025		2024		2023
	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	2.8	$377	11.3	$1,445	6.7	$487

(1)As of October 10, 2025, 0.6 million shares had been repurchased for $135 million through open market transactions under the 2026 Share Repurchase Program.
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
The estimated fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

December 27, 2024
Stock price	$145.92
Exercise price	$137.77
Expected life	7.0 years
Expected volatility(1)	34.4%
Risk-free interest rate	4.5%

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.
The following table summarizes the Warrant activity for the fiscal year ended August 31, 2025:

Warrant Shares
Outstanding as of August 31, 2024	—
Changes during the period
Shares granted	1,158,539
Shares vested	(59,582)
Outstanding as of August 31, 2025	1,098,957
Exercisable as of August 31, 2025	59,582
Contractual Obligations
Our contractual obligations as of August 31, 2025, are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancellable.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$2,885	$499	$996	$795	$595
Future interest on notes payable and long-term debt(1)	322	99	148	68	7
Operating lease obligations(2)	594	112	165	118	199
Finance lease obligations(2)(3)(4)	422	208	65	30	119
Non-cancelable purchase order obligations(5)	625	313	254	58	—
Pension and postretirement contributions and payments(6)	68	32	6	7	23
Total contractual obligations(7)	$4,916	$1,263	$1,634	$1,076	$943

(1)Consists of interest on notes payable and long-term debt outstanding as of August 31, 2025.
(2)Excludes $176 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(3)Includes $144 million of payments related to a lease with a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. This is also the Company’s maximum exposure to loss related to the VIE.
(4)Excludes $280 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(5)Consists of purchase commitments entered into as of August 31, 2025, primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.
(6)Includes the estimated company contributions to funded pension plans during fiscal year 2026 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2026 through 2035. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(7)As of August 31, 2025, we have $109 million recorded as a long-term liability for uncertain tax positions. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We are not able to reasonably estimate the timing of payments, or the amount by which these liabilities will increase or decrease over time, and accordingly, they have been excluded from the above table.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risks
We transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. We enter into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions, and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use, derivative financial instruments for speculative or trading purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values.
Forward foreign exchange contracts will generally expire in less than three months and are primarily denominated in Chinese yuan renminbi, Euro, Indian Rupee, Malaysian Ringgit, and Mexican peso. The change in fair value related to contracts designated as accounting cash flow hedging instruments is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified to the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts designated as accounting net investment hedging instruments is included in change in foreign currency translation in OCI to offset the change in the carrying value of the net investment being hedged until the complete or substantially complete liquidation of the hedged foreign operation. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations.
Based on our overall currency rate exposures as of August 31, 2025 and August 31, 2024, respectively, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 11 – “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.

Interest Rate Risk
Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows. We are exposed to interest rate risk primarily on intra-quarter variable rate borrowings under the Credit Facility and our commercial paper program. There were no borrowings outstanding under debt facilities with variable interest rates as of August 31, 2025 and August 31, 2024, respectively.
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
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of August 31, 2025, we have forward interest rate swaps with an aggregate notional amount of $100 million, which are scheduled to expire on July 31, 2026. As of August 31, 2024, there were no outstanding interest rate swaps. See Note 11 – “Derivative Financial Instruments and Hedging Activities” for additional information regarding interest rate risk management.
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
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2025. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as of August 31, 2025. Management’s report on internal control over financial reporting as of August 31, 2025, is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2025, which is incorporated herein at Item 15.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2025.
(c) Changes in Internal Control over Financial Reporting
For our fiscal quarter ended August 31, 2025, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended August 31, 2025, no director or “officer” of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:
On June 27, 2025, Michael Dastoor, Jabil’s Chief Executive Officer and a director on Jabil’s board, entered into a Rule 10b5-1 plan with a duration of approximately twelve months, for the sale of up to 54,381 shares of Jabil common stock. On July 7, 2025, Mr. Dastoor terminated this plan. On July 8, 2025, Mr. Dastoor entered into a new Rule 10b5-1 plan with a duration of twelve months, unless earlier terminated pursuant to the terms of the trading arrangement, for the sale of up to 54,381 shares of Jabil common stock.
On June 26, 2025, Gregory Hebard, Chief Financial Officer, entered into a Rule 10b5-1 trading plan with a duration of six months, unless earlier terminated pursuant to the terms of the trading arrangement, for the sale of up to 8,944 shares of the Company’s common stock.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Delinquent Section 16(a) Reports”, “Corporate Governance”, “Audit Committee Matters” and “Insider Trading Policy” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2025 (“Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information set forth under the captions “Compensation Matters” (excluding the information under the caption “Pay Versus Performance”), “Election of Directors – Director Compensation” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information set forth under the captions “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” and “Compensation Matters – Equity Compensation Plan Information” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions “Corporate Governance – Related Party Transactions – Certain Related Party Transactions”, “Corporate Governance – Determinations of Director Independence” in our Proxy Statement.
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
(c) Financial Statement Schedules. See Item 15(a) above.
EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Amended and Restated Bylaws.	8-K	3.1	10/23/2024

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and U.S. Bank National Association (as successor in interest to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust) Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.9).	8-K	4.1	5/4/2022

4.4	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.10).	8-K	4.1	4/13/2023

4.5	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.6	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.7	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.8	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.9	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.10	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.11	Description of Jabil Securities.	10-K	4.9	8/31/2021

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended.	14A	B	12/9/2020

10.4†	Jabil Inc. 2021 Equity Incentive Plan.	14A	A	12/9/2020

10.4a†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2022

10.4b†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2022

10.4c†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.3	11/30/2022

10.4d†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.4	11/30/2022

10.4e†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash-Settled-NON-Employee Director).	10-Q	10.5	11/30/2022

10.4f†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.1	11/30/2023

10.4g†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.2	11/30/2023

10.4h†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.3	11/30/2023

10.4i†	Form of Jabil Inc. Two-Year Cliff Restricted Stock Unit Award Agreement (TBRSU – Executive).	10-Q	10.4	11/30/2023

10.4j†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-NON-Employee Director).	10-Q	10.5	11/30/2023

10.4k†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU-Cash-Settled-NON-Employee Director).	10-Q	10.6	11/30/2023

10.4l†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.2	11/30/2024

10.4m†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.3	11/30/2024

10.4n†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.4	11/30/2024

10.4o†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive – Non-Retirement Eligible).	10-Q	10.5	11/30/2024

10.4p†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Non-Employee Director).	10-Q	10.6	11/30/2024

10.5†	Executive Deferred Compensation Plan.	S-8	4.1	2/25/2011

10.6**	Warrant to Purchase Common Stock, dated December 27, 2024, issued to Amazon.com, Inc.	8-K	4.1	1/3/2025

10.7
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
		8-K	10.1	6/24/2025

19.1	Insider Trading Policy	10-K	19.1	8/31/2024

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See Signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	Section 1350 Certification by the Chief Financial Officer of the Registrant.

97.1	Executive Compensation Recoupment (Clawback) Policy.	10-K	97.1	8/31/2024

101
The following financial information from Jabil’s Annual Report on Form 10-K for the fiscal period ended August 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2025 and August 31, 2024; (ii) Consolidated Statements of Operations for the fiscal years ended August 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

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
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.
Based on this assessment, management has concluded that, as of August 31, 2025, the Company maintained effective internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 17, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 17, 2025 expressed an unqualified opinion thereon.
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
October 17, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 17, 2025 expressed an unqualified opinion thereon.
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

Auditing the tax positions related to the application of transfer pricing rules to certain intercompany transactions was challenging because the recognition and measurement of the uncertain tax positions is judgmental and is based on interpretations of statutes, regulations, tax rulings and case law in certain jurisdictions.

How We Addressed the Matter in Our Audit
We identified and tested internal controls over the Company’s process to monitor and assess the technical merits of tax positions related to the application of transfer pricing rules to certain intercompany transactions. We also identified and tested controls over the Company’s process to determine the application of the relevant statutes, regulations, tax rulings and case law, including management’s process to recognize and measure the related tax positions.

In testing the recognition and measurement criteria, we involved our tax professionals to assist in assessing the technical merits of the Company’s tax positions. In addition, we used our knowledge of and experience with the application of income tax laws by the relevant tax authorities to evaluate the Company’s accounting for those tax positions. We also assessed the Company’s assumptions and data used to measure the amount of tax benefit that qualifies for recognition and tested the clerical accuracy of the calculations. Lastly, we evaluated the adequacy of the Company’s income tax disclosures included in Note 16 in relation to the Company’s uncertain tax positions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Tampa, Florida
October 17, 2025

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	August 31, 2025	August 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,933	$2,201
Accounts receivable, net of allowance for credit losses	4,039	3,533
Contract assets	1,057	1,071
Inventories, net of reserve for excess and obsolete inventory	4,681	4,276
Prepaid expenses and other current assets	2,010	1,710
Total current assets	13,720	12,791
Property, plant and equipment, net of accumulated depreciation	2,847	3,024
Operating lease right-of-use assets	462	360
Goodwill	841	661
Intangible assets, net of accumulated amortization	273	143
Deferred income taxes	141	96
Other assets	259	276
Total assets	$18,543	$17,351
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$499	$—
Accounts payable	7,937	6,190
Accrued expenses	5,185	5,499
Current operating lease liabilities	93	93
Total current liabilities	13,714	11,782
Notes payable and long-term debt, less current installments	2,386	2,880
Other liabilities	345	416
Non-current operating lease liabilities	388	284
Income tax liabilities	113	109
Deferred income taxes	80	143
Total liabilities	17,026	15,614
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 278,092,060 and 276,381,151 shares issued and 107,480,895 and 113,744,167 shares outstanding at August 31, 2025 and August 31, 2024, respectively	—	—
Additional paid-in capital	3,047	2,841
Retained earnings	6,382	5,760
Accumulated other comprehensive loss	(17)	(46)
Treasury stock at cost, 170,611,165 and 162,636,984 shares as of August 31, 2025 and August 31, 2024, respectively	(7,899)	(6,818)
Total Jabil Inc. stockholders’ equity	1,513	1,737
Noncontrolling interests	4	—
Total equity	1,517	1,737
Total liabilities and equity	$18,543	$17,351
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended August 31,
	2025	2024	2023
Net revenue	$29,802	$28,883	$34,702
Cost of revenue	27,156	26,207	31,835
Gross profit	2,646	2,676	2,867
Operating expenses:
Selling, general and administrative	1,122	1,160	1,206
Research and development	26	39	34
Amortization of intangibles	62	40	33
Restructuring, severance and related charges	181	296	57
Loss (gain) from the divestiture of businesses	53	(942)	—
Acquisition and divestiture related charges	20	70	—
Operating income	1,182	2,013	1,537
Loss on securities	46	—	—
Other expense	97	89	69
Interest expense, net	147	173	206
Income before income tax	892	1,751	1,262
Income tax expense	235	363	444
Net income	657	1,388	818
Net income attributable to noncontrolling interests, net of tax	—	—	—
Net income attributable to Jabil Inc.	$657	$1,388	$818
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$6.00	$11.34	$6.15
Diluted	$5.92	$11.17	$6.02
Weighted average shares outstanding:
Basic	109.5	122.4	133.0
Diluted	110.9	124.3	135.9
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended August 31,
	2025	2024	2023
Net income	$657	$1,388	$818
Other comprehensive income (loss):
Change in foreign currency translation	16	(5)	25
Change in derivative instruments	19	(2)	17
Actuarial loss	(11)	(17)	(19)
Prior service credit (cost)	5	(5)	2
Total other comprehensive income (loss)	29	(29)	25
Comprehensive income	$686	$1,359	$843
Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income attributable to Jabil Inc.	$686	$1,359	$843
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Fiscal Year Ended August 31,
	2025	2024	2023
Total stockholders’ equity, beginning balances	$1,737	$2,867	$2,452
Common stock:	—	—	—
Additional paid-in capital:
Beginning balances	2,841	2,795	2,655
Shares issued under employee stock purchase plan	62	58	51
Disposition (purchase) of noncontrolling interest	2	(2)	—
Treasury shares purchased	30	(96)	—
Recognition of stock-based compensation	104	86	89
Reclassification of liability award	4	—	—
Provision for common stock warrant	4	—	—
Ending balances	3,047	2,841	2,795
Retained earnings:
Beginning balances	5,760	4,412	3,638
Declared dividends	(35)	(40)	(44)
Net income attributable to Jabil Inc.	657	1,388	818
Ending balances	6,382	5,760	4,412
Accumulated other comprehensive loss:
Beginning balances	(46)	(17)	(42)
Total other comprehensive income (loss)	29	(29)	25
Ending balances	(17)	(46)	(17)
Treasury stock:
Beginning balances	(6,818)	(4,324)	(3,800)
Purchases of treasury stock under employee stock plans	(42)	(68)	(36)
Treasury shares purchased	(1,030)	(2,404)	(487)
Excise taxes related to treasury shares purchased	(9)	(22)	(1)
Ending balances	(7,899)	(6,818)	(4,324)
Noncontrolling interests:
Beginning balances	—	1	1
Net income attributable to noncontrolling interests	—	—	—
Purchase of noncontrolling interest	—	(1)	—
Capital contribution of noncontrolling interest	4	—	—
Ending balances	4	—	1
Total stockholders’ equity, ending balances	$1,517	$1,737	$2,867
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended August 31,
	2025	2024	2023
Cash flows provided by operating activities:
Net income	$657	$1,388	$818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	674	696	924
Restructuring and related charges	88	95	5
Recognition of stock-based compensation expense and related charges	107	89	95
Deferred income taxes	(124)	(64)	85
Loss (gain) from the divestiture of businesses	53	(942)	—
Other, net	(2)	(18)	13
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(504)	(200)	267
Contract assets	22	(32)	171
Inventories	(431)	1,179	370
Prepaid expenses and other current assets	(310)	(587)	(214)
Other assets	(16)	6	53
Accounts payable, accrued expenses and other liabilities	1,426	106	(853)
Net cash provided by operating activities	1,640	1,716	1,734
Cash flows (used in) provided by investing activities:
Acquisition of property, plant and equipment	(468)	(784)	(1,030)
Proceeds and advances from sale of property, plant and equipment	146	123	322
Cash paid for business and intangible asset acquisitions, net of cash	(392)	(90)	(29)
Proceeds from the divestiture of businesses, net of cash	7	2,108	50
Other, net	(7)	(6)	(36)
Net cash (used in) provided by investing activities	(714)	1,351	(723)
Cash flows used in financing activities:
Borrowings under debt agreements	1,844	1,992	4,047
Payments toward debt agreements	(1,986)	(2,103)	(4,204)
Payments to acquire treasury stock	(1,000)	(2,500)	(487)
Dividends paid to stockholders	(36)	(42)	(45)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	62	58	51
Treasury stock minimum tax withholding related to vesting of restricted stock	(42)	(68)	(36)
Other, net	(46)	(5)	(6)
Net cash used in financing activities	(1,204)	(2,668)	(680)
Effect of exchange rate changes on cash and cash equivalents	10	(2)	(5)
Net (decrease) increase in cash and cash equivalents	(268)	397	326
Cash and cash equivalents at beginning of period	2,201	1,804	1,478
Cash and cash equivalents at end of period	$1,933	$2,201	$1,804
Supplemental disclosure information:
Interest paid, net of capitalized interest	$162	$167	$211
Income taxes paid, net of refunds received	$330	$502	$319
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
As of August 31, 2025, and 2024, capitalized costs to fulfill were $98 million and $141 million, respectively. Amortization of fulfillment costs were $62 million, $80 million, and $91 million during the fiscal years ended August 31, 2025, 2024, and 2023, respectively. Immaterial impairments for fulfillment costs were recognized during the fiscal years ended August 31, 2025, 2024, and 2023, respectively.
Property, Plant and Equipment, net
Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Buildings	Up to 35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Machinery and equipment	2 to 15 years
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 to 7 years
Transportation equipment	3 years
Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or retired is removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations as a component of operating income.
Leases
The Company primarily has leases for buildings, machinery, and equipment with lease terms ranging from 1 year to 31 years. Leases for other classes of assets are not significant. For any leases with an initial term in excess of 12 months, the Company determines whether an arrangement is a lease at contract inception by evaluating if the contract conveys the right to use and control the specific property or equipment. Certain lease agreements contain purchase or renewal options. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Generally, the Company’s lease agreements do not contain material restrictive covenants.

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
The Company is responsible for procuring certain components for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of August 31, 2025, and 2024, the Company had $1.1 billion and $734 million, respectively, of components included in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
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
The Company accounts for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument within additional paid-in-capital at its estimated fair value on the Consolidated Balance Sheets, and the provision for the warrant is recorded as a reduction to revenue on the Consolidated Statements of Operations. To estimate the fair value of the warrant, the Company used the Black-Scholes option pricing model, which is based on assumptions that require management to use judgement. Based on the estimated fair value, the Company determined the amount of provision for common stock warrant, which is amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the warrant term. Refer to Note 13 – “Stockholders’ Equity” to the Consolidated Financial Statements for further details.
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

	Fiscal Year Ended August 31,
	2025	2024	2023
Restricted stock units	202.6	343.6	383.1
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
In conjunction with the trade accounts receivable sale programs, the Company is required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $927 million and $367 million as of August 31, 2025, and 2024, respectively. Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
The following is a summary of the Company’s uncommitted trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$100
H	$2,000
I	$250
J	$250

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Trade accounts receivable sold	$11,358	$8,214	$10,784
Cash proceeds received	$11,300	$8,170	$10,748
Pre-tax losses on sale of receivables(1)	$58	$44	$36

(1)Recorded to other expense within the Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	August 31, 2025	August 31, 2024
Raw materials	$3,905	$3,903
Work in process	335	190
Finished goods	508	246
Reserve for excess and obsolete inventory	(67)	(63)
Inventories, net	$4,681	$4,276

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	August 31, 2025	August 31, 2024
Land and improvements	$95	$108
Buildings	1,486	1,451
Leasehold improvements	714	681
Machinery and equipment	4,122	4,125
Furniture, fixtures and office equipment	219	218
Computer hardware and software	800	824
Transportation equipment	25	7
Construction in progress(1)	356	346
Property, plant and equipment	7,817	7,760
Less accumulated depreciation and amortization	4,970	4,736
Property, plant and equipment, net	$2,847	$3,024

(1)    Amount includes short-term and long-term fixed asset costs that are expected to be placed into service.
Depreciation and maintenance and repair expenses were as follows for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Depreciation expense	$612	$656	$891
Maintenance and repair expense	$271	$335	$431
As of August 31, 2025, and 2024, the Company had $55 million and $122 million, respectively, included in accounts payable for the acquisition of property, plant, and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.
5. Leases
The following table sets forth the amount of lease assets and lease liabilities included on the Company's Consolidated Balance Sheets, as of the periods indicated (in millions):

	Financial Statement Line Item	August 31, 2025	August 31, 2024
Assets
Operating lease assets	Operating lease right-of-use assets	$462	$360
Finance lease assets(1)	Property, plant and equipment, net	391	378
Total lease assets		$853	$738
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$93	$93
Finance lease liabilities	Accrued expenses	199	119
Non-current
Operating lease liabilities	Non-current operating lease liabilities	388	284
Finance lease liabilities	Other liabilities	166	235
Total lease liabilities		$846	$731

(1)    Net of accumulated amortization of $136 million and $162 million as of August 31, 2025 and 2024, respectively.

The following table is a summary of expenses related to leases included on the Company's Consolidated Statements of Operations, for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2025	2024
Operating lease cost	$119	$118
Finance lease cost
Amortization of leased assets	42	50
Interest on lease liabilities	11	10
Net lease cost(1)(2)	$172	$178

(1)Lease costs are primarily recognized in cost of revenue.
(2)Excludes immaterial amounts of short term leases, variable lease costs and sublease income.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the periods indicated:

	August 31, 2025		August 31, 2024
	Weighted-average remaining lease term	Weighted-average discount rate	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	7.7 years	4.39%	5.7 years	3.80%
Finance leases	6.5 years	3.57%	5.2 years	4.23%
The following table sets forth other supplemental information related to the Company's lease portfolio (in millions):

	Fiscal Year Ended August 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$104	$116
Operating cash flows for finance leases(1)	$11	$10
Financing activities for finance leases(2)	$142	$111
Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$208	$109
Finance leases	$136	$163

(1)Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Company's Consolidated Statements of Cash Flows.
(2)Included in payments toward debt agreements in Financing Activities of the Company's Consolidated Statements of Cash Flows.
The following table sets forth a maturity analysis of operating and finance lease liabilities as of August 31, 2025 (in millions):

Fiscal Year Ended August 31,	Operating Leases(1)	Finance Leases(1)(2)(3)	Total
2026	$112	$208	$320
2027	91	43	134
2028	74	22	96
2029	67	16	83
2030	51	14	65
Thereafter	199	119	318
Total lease payments	$594	$422	$1,016
Less: Imputed interest	(113)	(57)	(170)
Present value of lease liabilities	$481	$365	$846

(1)Excludes $176 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

(2)Includes a $101 million lease liability related to a lease with a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to the VIE is $144 million.
(3)Excludes $280 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
6. Goodwill and Other Intangible Assets
Beginning September 1, 2024, the Company reorganized its internal structure to focus on speed, precision, and solutions, and as a result of the organizational realignment, the Company’s operating segments now consist of three segments – Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. See Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements for additional information.
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
The Company completed its annual impairment analysis for goodwill during the fourth quarter of fiscal year 2025. A quantitative or qualitative assessment was performed, and the Company determined that the fair values of the reporting units exceeded the carrying values and that no impairment existed as of the date of the impairment analysis.
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the fiscal years ended August 31, 2025 and 2024 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of August 31, 2023	$447	$69	$105	$621
Acquisitions and adjustments	38	—	(4)	34
Change in foreign currency exchange rates	5	—	1	6
Balance as of August 31, 2024	490	69	102	661
Acquisitions and adjustments(1)	178	7	(12)	173
Change in foreign currency exchange rates	5	—	2	7
Balance as of August 31, 2025	$673	$76	$92	$841

(1)Primarily in connection with the acquisitions of Pharmaceutics International, Inc. (“Pii”) and Mikros Technologies LLC (“Mikros Technologies”) during the fiscal year ended August 31, 2025. See Note 17 – “Business Acquisitions and Divestitures” for additional information.
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	August 31, 2025		August 31, 2024
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,861	$1,020	$1,681	$1,020

The following table presents the Company’s total purchased intangible assets as of August 31, 2025, and 2024 (in millions):

	Weighted Average Amortization Period (in years)	August 31, 2025(1)			August 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$494	$(292)	$202	$361	$(270)	$91
Intellectual property	8	240	(182)	58	198	(181)	17
Finite-lived trade names	2	132	(119)	13	130	(95)	35
Total intangible assets	10	$866	$(593)	$273	$689	$(546)	$143

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
Intangible asset amortization for fiscal years 2025, 2024, and 2023 was approximately $62 million, $40 million, and $33 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2026	$50
2027	41
2028	37
2029	30
2030	28
Thereafter	87
Total	$273
7. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of August 31, 2025, and 2024 are summarized below (in millions):

	Maturity Date	August 31, 2025	August 31, 2024
3.950% Senior Notes(1)(2)	Jan 12, 2028	$499	$498
3.600% Senior Notes(1)(2)	Jan 15, 2030	498	497
3.000% Senior Notes(1)(2)	Jan 15, 2031	595	594
1.700% Senior Notes(1)(2)	Apr 15, 2026	499	499
4.250% Senior Notes(1)(2)	May 15, 2027	497	496
5.450% Senior Notes(1)(2)	Feb 1, 2029	297	296
Borrowings under credit facilities(3)(4)	Jun 18, 2030	—	—
Total notes payable and long-term debt		2,885	2,880
Less current installments of notes payable and long-term debt		499	—
Notes payable and long-term debt, less current installments		$2,386	$2,880

(1)The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)On June 18, 2025, the Company entered into a senior unsecured credit agreement (the “Agreement”). The Agreement provides for a five-year revolving credit facility in the initial amount of $3.2 billion (the “Revolving Credit Facility”), which may, subject to the lender’s discretion, potentially be increased by up to an aggregate amount of $1.0 billion. The Revolving Credit Facility expires on June 18, 2030, subject to unlimited successive one-year extension options (subject to the lenders’ discretion), provided that the tenor of the Revolving Credit Facility shall at no time exceed five-years. Interest and fees on advances under the Revolving Credit Facility are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by S&P Global Ratings, Moody’s Ratings and Fitch Ratings. In

connection with the Company’s entry into the Agreement, the Company terminated its $3.2 billion credit agreement dated January 22, 2020.
Interest for borrowings under the Revolving Credit Facility is charged at a rate equal to either 0.00% to 0.45% above the base rate or 0.90% to 1.45% above the benchmark rate, as applicable, based on the Company’s credit ratings. The base rate represents the greatest of: (i) Citibank, N.A.’s prime rate, (ii) 0.50% above the federal funds rate, and (iii) 1.0% above one-month Term SOFR, but not less than zero. The benchmark rate represents Term SOFR, EURIBOR, TIBOR or Daily Simple SOFR, as applicable, for the applicable interest period, but not less than zero. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit.
(4)As of August 31, 2025, the Company had $4.0 billion in available unused borrowing capacity under its existing revolving credit facilities, of which $3.2 billion was available under the Revolving Credit Facility. The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $92 million as of August 31, 2025. Unused letters of credit were $67 million as of August 31, 2025. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.
Debt Maturities
Debt maturities as of August 31, 2025 are as follows (in millions):

Fiscal Year Ended August 31,
2026	$499
2027	497
2028	499
2029	297
2030	498
Thereafter	595
Total	$2,885
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of August 31, 2025, and 2024, the Company was in compliance with its debt covenants.
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
The Company continues servicing the receivables sold and in exchange receives an immaterial servicing fee under the global asset-backed securitization program. In conjunction with the global asset-backed securitization program, the Company is required to remit amounts collected as a servicer under the global asset-backed securitization program to a special purpose entity. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Company’s Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2025.
Effective January 23, 2025, the terms of the global asset-backed securitization program were amended to extend the termination date from January 2025 to January 2028. The maximum amount of net cash proceeds available at any one time is $700 million.
The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $372 million and $338 million as of August 31, 2025, and 2024, respectively. Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Trade accounts receivable sold	$4,152	$4,000	$4,101
Cash proceeds received(1)	$4,111	$3,953	$4,061
Pre-tax losses on sale of receivables(2)	$41	$47	$40

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of August 31, 2025, 2024, and 2023, the Company was in compliance with all covenants under the global asset-backed securitization program.
9. Accrued Expenses
Accrued expenses consist of the following (in millions):

	August 31, 2025	August 31, 2024
Inventory deposits	$1,205	$1,582
Contract liabilities(1)	1,016	1,017
Accrued compensation and employee benefits	756	699
Other accrued expenses	2,208	2,201
Accrued expenses	$5,185	$5,499

(1)Revenue recognized during the fiscal years ended August 31, 2025 and 2024 that was included in the contract liability balance as of August 31, 2024, and 2023 was $592 million and $507 million, respectively.
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

The Company also has a qualified defined benefit pension plan for employees in Switzerland (the “Switzerland plan”). The Switzerland plan provides benefits based on average employee earnings over an approximately eight-year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Switzerland employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.
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
Benefit Obligation and Plan Assets
The projected benefit obligations (“PBO”) and plan assets, changes to the PBO and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in millions):

	Fiscal Year Ended August 31,
	2025	2024
Change in PBO
Beginning PBO	$513	$461
Service cost	23	21
Interest cost	11	12
Actuarial loss	5	32
Settlements paid from plan assets(1)	(47)	(43)
Total benefits paid	(10)	(10)
Plan participants’ contributions	13	13
Plan amendments	—	11
Effect of conversion to U.S. dollars	29	16
Ending PBO	$537	$513
Change in plan assets
Beginning fair value of plan assets	524	486
Actual return on plan assets	21	41
Settlements paid from plan assets(1)	(47)	(43)
Employer contributions	16	17
Benefits paid from plan assets	(8)	(10)
Plan participants’ contributions	13	13
Effect of conversion to U.S. dollars	29	20
Ending fair value of plan assets	$548	$524
Funded status	$11	$11
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$2	$2
Accrued benefit asset, noncurrent	$13	$13
Accumulated other comprehensive loss(2)
Actuarial gain, before tax	$(47)	$(54)
Prior service cost, before tax	$18	$23

(1)The settlements recognized during fiscal years 2025 and 2024 relate primarily to the Switzerland plan.
(2)The Company anticipates amortizing $1 million and $6 million, before tax, of net actuarial gain and prior service cost balances, respectively, to net periodic cost in fiscal year 2026.
Accumulated Benefit Obligation
The following table summarizes the total accumulated benefit obligations (“ABO”), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets for fiscal years 2025 and 2024 (in millions):

	August 31, 2025	August 31, 2024
ABO	$518	$495
Plans with ABO in excess of plan assets
ABO	$42	$41
Fair value of plan assets	$14	$14
Plans with PBO in excess of plan assets
PBO	$51	$50
Fair value of plan assets	$14	$14
Net Periodic Benefit Cost
The following table provides information about the net periodic benefit cost for the plans for fiscal years 2025, 2024 and 2023 (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Service cost(1)	$23	$21	$18
Interest cost(2)	11	12	12
Expected long-term return on plan assets(2)	(18)	(17)	(17)
Recognized actuarial gain(2)	(6)	(7)	(7)
Amortization of actuarial gains(2)(3)	(2)	(3)	(7)
Amortization of prior service costs(2)	5	5	4
Net periodic benefit cost	$13	$11	$3

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
Assumptions
Weighted-average actuarial assumptions used to determine net periodic benefit cost and PBO for the plans for the fiscal years 2025, 2024, and 2023 were as follows:

	Fiscal Year Ended August 31,
	2025	2024	2023
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.7%	3.7%	3.6%
Rate of compensation increase	1.8%	1.9%	2.1%
Discount rate	2.1%	2.8%	2.6%
PBO:
Expected long-term return on plan assets	3.3%	3.7%	3.7%
Rate of compensation increase	1.1%	1.8%	1.9%
Discount rate(2)	2.2%	2.1%	2.8%

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
Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 40% equity and 60% debt securities in fiscal year 2026.
Fair Value
The fair values of the plan assets held by the Company by asset category are as follows (in millions):

		August 31, 2025		August 31, 2024
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$16	3%	$12	2%
Equity Securities:
Global equity securities(2)(3)	Level 2	249	46%	235	45%
Debt Securities:
Corporate bonds(3)	Level 2	232	42%	223	43%
Government bonds(3)	Level 2	40	7%	43	8%
Other Investments:
Insurance contracts(4)	Level 3	11	2%	11	2%
Fair value of plan assets		$548	100%	$524	100%

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
Cash Flows
The Company expects to make cash contributions between $26 million and $32 million to its funded pension plans during fiscal year 2026. The estimated future benefit payments, which reflect expected future service, are as follows (in millions):

Fiscal Year Ended August 31,	Amount
2026	$30
2027	$31
2028	$31
2029	$32
2030	$34
2031 through 2035	$173
Profit Sharing, 401(k) Plan and Defined Contribution Plans
The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $80 million, $78 million and $74 million for defined contribution plans for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.
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
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The effective portion of the gain or loss on cash flow hedges is initially reported as a component of AOCI, net of tax, and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded, in the same period in which the hedged item affects earnings. The gains and losses recognized in earnings due to hedge ineffectiveness and the amount excluded from effectiveness testing are included as components of net revenue, cost of revenue and selling, general and administrative expense, which are the same line items in which the hedged items are recorded. The aggregate notional amount of these outstanding contracts as of August 31, 2025, and 2024, was $433 million and $353 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2025, and August 31, 2026.
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

Maturity date	August 31, 2025	August 31, 2024
October 2024	$—	$140
January 2025	—	106
July 2025	—	55
October 2025	103	—
January 2026	200	106
April 2026	42	—
July 2026	45	—
Total	$390	$407
Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The gains and losses from changes in fair values are recognized immediately in current earnings. The aggregate notional amount of these outstanding contracts as of August 31, 2025, and 2024, was $3.2 billion and $2.6 billion, respectively.
The Effect of Derivative Instruments on AOCI and the Consolidated Statements of Operations
The following table sets forth the gains and losses of the Company's derivative instruments designated as cash flow hedges and net investment hedges in OCI, and not designated as hedging instruments in the Consolidated Statements of Operations for the periods presented (in millions):

		Fiscal Year Ended August 31,
	Financial Statement Line Item	2025	2024	2023
Derivative instruments designated as cash flow hedges:
Gains (losses) recognized in OCI(1)		$14	$(21)	$(25)
Losses (gains) reclassified from AOCI into earnings(1)(2)
Forward foreign exchange contracts	Cost of revenue	$8	$22	$44
Interest rate contracts	Interest expense, net	$(3)	$(3)	$(2)
Derivative instruments designated as net investment hedges:
Losses recognized in OCI(1)		$(18)	$(16)	$(4)
Gains reclassified from AOCI into earnings(1)	Gain from the divestiture of businesses	$—	$(4)	$—
Derivative instruments not designated as hedging instruments:
(Losses) gains recognized in earnings from forward foreign exchange contracts	Cost of revenue	$(36)	$16	$(111)
(Losses) gains recognized in earnings from changes in foreign currency	Cost of revenue	$(6)	$(52)	$58

(1)Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2025, 2024, and 2023.
(2)The Company expects to reclassify $15 million into earnings during the next twelve months, which will primarily be classified as a component of cost of revenue.
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
In March 2025, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance or the contractually specified SOFR interest rates for anticipated term loan borrowings. The forward interest rate swaps have an aggregate notional amount of $100 million and have been designated as hedging instruments and accounted for as cash flow hedges. The forward interest rate swaps are scheduled to expire on July 31, 2026. If the anticipated debt issuance or term loan borrowings occurs before July 31, 2026, the contracts will be terminated simultaneously with the debt issuance or term loan borrowings. The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration. Changes in the fair value of the forward interest rate swap transactions are recorded on the Consolidated Balance Sheets as a component of AOCI.
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
12. Accumulated Other Comprehensive Income
The following table sets forth the changes in AOCI, net of tax, by component during the fiscal year ended August 31, 2025 (in millions):

	Foreign Currency Translation Adjustment	Net Investment Hedges	Derivative Instruments	Actuarial Gain (Loss)	Prior Service (Cost) Credit	Total
Balance as of August 31, 2024	$(44)	$(24)	$12	$29	$(19)	$(46)
Other comprehensive income (loss) before reclassifications	34	(18)	14	(4)	—	26
Amounts reclassified from AOCI	—	—	5	(7)	5	3
Other comprehensive income (loss)(1)	34	(18)	19	(11)	5	29
Balance as of August 31, 2025	$(10)	$(42)	$31	$18	$(14)	$(17)

(1)Amounts are net of tax, which are immaterial.
The following table sets forth the amounts reclassified from AOCI into the Consolidated Statements of Operations, and the associated financial statement line item, net of tax, for the periods indicated (in millions):

		Fiscal Year Ended August 31,(1)
Comprehensive Income Components	Financial Statement Line Item	2025	2024	2023
Realized gains on foreign currency translation	Gain from the divestiture of businesses	$—	$(2)	$—
Realized (gains) losses on pension and postretirement plans:
Actuarial gains	(2)	(7)	(8)	(14)
Prior service costs	(2)	5	4	4

(1)Amounts are net of tax, which are immaterial for the fiscal years ended August 31, 2025, 2024 and 2023.
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
13. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Restricted stock units	$89	$70	$81
Employee stock purchase plan	18	19	14
Total	$107	$89	$95
Equity Compensation Plan
The 2021 Equity Incentive Plan (the “2021 EIP”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that are available for issuance under the 2021 EIP is 11,000,000.
Following is a reconciliation of the shares available to be issued under the 2021 EIP as of August 31, 2025:

Shares Available for Grant
Balance as of August 31, 2024	8,038,332
Restricted stock units granted, net of forfeitures(1)	(903,162)
Balance as of August 31, 2025	7,135,170

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
The following table summarizes restricted stock units activity from August 31, 2024 through August 31, 2025:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of August 31, 2024	2,531,774	$91.51
Changes during the period
Shares granted(1)	1,020,580	$135.21
Shares vested	(1,117,182)	$81.03
Shares forfeited	(117,418)	$106.13
Outstanding as of August 31, 2025	2,317,754	$115.06

(1)For those shares granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares that can vest. During the fiscal year ended August 31, 2025, the Company awarded approximately 0.6 million time-based restricted stock units, 0.1 million performance-based restricted stock units and 0.1 million market-based restricted stock units based on target performance criteria.
The following table represents the restricted stock units stock-based compensation information for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Fair value of restricted stock units vested	$91	$85	$93
Tax benefit for stock compensation expense(1)	$2	$3	$2
Unrecognized stock-based compensation expense – restricted stock units	$60
Remaining weighted-average period for restricted stock units expense	1.4 years

(1)Classified as income tax expense within the Consolidated Statements of Operations.
Employee Stock Purchase Plan
The maximum aggregate number of shares available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 23,000,000.
Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2025, 8,765,309 shares remained available for issue under the 2011 ESPP.
The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2025	2024	2023
Expected dividend yield	0.1%	0.1%	0.3%
Risk-free interest rate	4.9%	5.4%	3.4%
Expected volatility(1)	39.1%	34.1%	37.4%
Expected life	0.5 years	0.5 years	0.5 years

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.
Dividends
The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2025 and 2024:

(in millions, except for per share data)	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2025	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024
	January 23, 2025	$0.08	$8	February 18, 2025	March 4, 2025
	April 16, 2025	$0.08	$9	May 15, 2025	June 3, 2025
	July 17, 2025	$0.08	$9	August 15, 2025	September 3, 2025
Fiscal Year 2024	October 19, 2023	$0.08	$11	November 15, 2023	December 4, 2023
	January 25, 2024	$0.08	$10	February 15, 2024	March 4, 2024
	April 17, 2024	$0.08	$9	May 15, 2024	June 4, 2024
	July 18, 2024	$0.08	$10	August 15, 2024	September 4, 2024

Common Stock Outstanding
The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2025	2024	2023
Common stock outstanding:
Beginning balances	113,744,167	131,294,422	135,493,980
Shares issued under employee stock purchase plan	593,727	628,960	1,043,294
Vesting of restricted stock	1,117,182	1,802,380	2,014,802
Purchases of treasury stock under employee stock plans	(330,256)	(537,318)	(571,606)
Treasury shares purchased	(7,643,925)	(19,444,277)	(6,686,048)
Ending balances	107,480,895	113,744,167	131,294,422
Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of open market transactions and accelerated share repurchase (“ASR”) agreements (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
2022 Share Repurchase Program	Q4 FY 2021	$1,000	16.5	$1,000	$—	Q2 FY 2023
2023 Share Repurchase Program	Q1 FY 2023	$1,000	2.7	$224	(1)	Q4 FY 2023
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(2)	Q4 FY 2025	$1,000	0.6	$135	$865

(1)In September 2023, the Board of Directors amended and increased the 2023 Share Repurchase Program to allow for the repurchase of up to $2.5 billion of the Company’s common stock.
(2)As of October 10, 2025, 0.6 million shares had been repurchased for $135 million and $865 million remains available under the 2026 Share Repurchase Program.
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
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024		$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025	(1)	$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025	(2)	$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025	(3)	$309	1.8	0.0	1.8	$171.91

(1)In September 2024, as part of the amended 2023 Share Repurchase Program, an ASR transaction was completed, and 1.0 million additional shares were delivered under the Q4 FY 2024 ASR agreements.
(2)In December 2024, as part of the 2025 Share Repurchase Program, the Company entered into ASR agreements to repurchase $310 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $310 million to participating financial institutions and received an initial delivery of shares of common stock. In March 2025, the ASR transaction was completed, and 0.2 million additional shares were delivered under the Q2 FY 2025 ASR agreements.
(3)In March 2025, as part of the 2025 Share Repurchase Program, the Company entered into ASR agreements to repurchase $309 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the

Company made payments of $309 million to participating financial institutions and received an initial delivery of shares of common stock. In July 2025, the ASR transaction was completed and no additional shares were delivered under the Q3 FY 2025 ASR agreements.

In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Fiscal Year Ended August 31,
	2025		2024		2023
	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	2.8	$377	11.3	$1,445	6.7	$487

(1)As of October 10, 2025, 0.6 million shares had been repurchased for $135 million through open market transactions under the 2026 Share Repurchase Program.

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
The estimated fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

December 27, 2024
Stock price	$145.92
Exercise price	$137.77
Expected life	7.0 years
Expected volatility(1)	34.4%
Risk-free interest rate	4.5%

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.
The following table summarizes the Warrant activity for the fiscal year ended August 31, 2025:

Warrant Shares
Outstanding as of August 31, 2024	—
Changes during the period
Shares granted	1,158,539
Shares vested	(59,582)
Outstanding as of August 31, 2025	1,098,957
Exercisable as of August 31, 2025	59,582
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
Sales of the Company’s products are concentrated among specific customers. For fiscal year 2025, the Company’s five largest customers accounted for approximately 36% of its net revenue and 87 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customers that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customers, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2025	2024	2023	2025	2024
Customer A (1)	16%	*	*	24%	17%
Customer B (2)	*	11%	17%	*	*

*    Amount was less than 10% of total.
(1)Sales to this customer were reported primarily in the Intelligent Infrastructure segment.
(2)Sales to this customer were reported in the Connected Living and Digital Commerce segment.
The Company procures components from a broad group of suppliers. Some of the products manufactured by the Company require one or more components that are available from only a single source.
Segment Data
Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”), our Chief Executive Officer. The CODM regularly reviews net revenue by segment, segment income, and segment income margin, including prior period comparison and forecasted segment results, to assess the performance of the individual segments and make decisions about resources to be allocated to the segments.
The Company derives its revenue from providing comprehensive electronics design, production and product management services. Prior to the first quarter of fiscal year ended August 31, 2025, the Company’s operating segments consisted of two segments – Electronics Manufacturing Services (“EMS”) and Diversified Manufacturing Services (“DMS”). Beginning September 1, 2024, the Company reorganized its internal structure to focus on speed, precision, and solutions and, as a result of the organizational realignment, the Company’s operating segments now consist of three segments – Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. All prior period disclosures presented have been recast to reflect this change.
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
Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less segment expenses, which includes cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses. Segment income does not include amortization of intangibles, stock-based compensation expense and related charges, restructuring, severance and related charges, distressed customer charges, loss on disposal of subsidiaries, settlement of receivables and related charges, impairment of notes receivable and related charges, goodwill impairment charges, business interruption and impairment charges, net, (gain) loss from the divestiture of businesses, acquisition and divestiture related charges, loss on debt extinguishment, (gain) loss on securities, income (loss) from discontinued operations, gain (loss) on sale of discontinued operations, other expense (excluding certain components of net periodic benefit cost), interest expense, net, income tax expense, or adjustment for net income (loss) attributable to noncontrolling interests. Segment income margin is defined as segment income divided by net revenue.
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
The following tables set forth operating segment information (in millions):

	Fiscal Year Ended August 31,
	August 31, 2025				August 31, 2024				August 31, 2023
	Regulated Industries	Intelligent infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent infrastructure	Connected Living and Digital Commerce	Total
Point in time	$477	$6,299	$1,727	$8,503	$553	$4,464	$3,393	$8,410	$419	$5,005	$6,123	$11,547
Over time	11,402	6,018	3,879	21,299	11,708	4,733	4,032	20,473	12,620	6,067	4,468	23,155
Net revenue	$11,879	$12,317	$5,606	$29,802	$12,261	$9,197	$7,425	$28,883	$13,039	$11,072	$10,591	$34,702
Segment expenses	$11,236	$11,653	$5,293	$28,182	$11,606	$8,728	$6,961	$27,295	$12,392	$10,520	$10,057	$32,969
Segment income	$643	$664	$313	$1,620	$655	$469	$464	$1,588	$647	$552	$534	$1,733
Segment income margin	5.4%	5.4%	5.6%	5.4%	5.3%	5.1%	6.2%	5.5%	5.0%	5.0%	5.0%	5.0%

	Fiscal Year Ended August 31,
	2025	2024	2023
Segment income	$1,620	$1,588	$1,733
Reconciling items:
Amortization of intangibles	(62)	(40)	(33)
Stock-based compensation expense and related charges	(107)	(89)	(95)
Restructuring, severance and related charges(1)	(181)	(296)	(57)
Business interruption and impairment charges, net(2)	(8)	(16)	—
(Loss) gain from the divestiture of businesses(3)	(53)	942	—
Acquisition and divestiture related charges	(20)	(70)	—
Loss on securities(4)	(46)	—	—
Other expense (net of periodic benefit cost)	(104)	(95)	(80)
Interest expense, net	(147)	(173)	(206)
Income before income tax	$892	$1,751	$1,262

(1)Charges recorded during the fiscal year ended August 31, 2025 and 2024, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively. Charges recorded during the fiscal year ended August 31, 2023, related to headcount reduction to further optimize the Company’s business activities.
(2)Charges recorded during the fiscal year ended August 31, 2025, relate primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida, and Asheville and Hendersonville, North Carolina. Charges recorded during the fiscal year ended August 31, 2024, related to costs associated with product quality liabilities. Charges recorded during the fiscal years ended August 31, 2025, and 2024, are classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.
(3)Charges recorded during the fiscal year ended August 31, 2025, relate primarily to a pre-tax loss of $97 million recognized for the divestiture of the Company’s operations in Italy. The Company completed the divestiture of the

Mobility Business and recorded a pre-tax gain of $942 million during the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the fiscal year ended August 31, 2025.
(4)Charges recorded during the fiscal year ended August 31, 2025, relate to an impairment of an investment in Preferred Stock.

	August 31, 2025	August 31, 2024
Total assets:
Regulated Industries	$6,262	$5,855
Intelligent Infrastructure	3,739	2,624
Connected Living and Digital Commerce	2,199	2,297
Other non-allocated assets	6,343	6,575
Total	$18,543	$17,351
The Company operates in approximately 30 countries worldwide. For geographical reporting, sales to unaffiliated customers are attributed to the Company location that maintains the customer relationship and transacts the external sale. Long-lived assets consist of property, plant and equipment, net and right-of-use assets and are attributed to the Company location in which they are located. The following tables set forth net revenue and long-lived asset information where individual countries accounted for 10% or more of the total, for the periods indicated (in millions):

	At and For the Fiscal Year Ended August 31,
	2025		2024		2023
	Net Revenue	Long-Lived Assets	Net Revenue	Long-Lived Assets	Net Revenue	Long-Lived Assets
Mexico	$5,689	$514	$5,872	$647	$6,083	$670
China	4,196	635	4,810	736	5,868	865
Malaysia	3,644	358	*	352	*	*
Singapore(1)	*	*	4,486	*	7,385	*
Other	8,829	1,170	8,668	1,074	10,431	1,338
Total Foreign	22,358	2,677	23,836	2,809	29,767	2,873
U.S.(2)	7,444	632	5,047	575	4,935	631
Total	$29,802	$3,309	$28,883	$3,384	$34,702	$3,504

*    Amount was less than 10% of total.
(1)Decrease in net revenue from prior periods is primarily driven by the divestiture of the Mobility Business during the fiscal year ended August 31, 2024.
(2)Increase in net revenue from prior periods is primarily driven by domestic revenue growth in our Intelligent Infrastructure segment during the fiscal year ended August 31, 2025.
15. Restructuring, Severance and Related Charges
Following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Fiscal Year Ended August 31,
	2025(1)	2024(2)	2023(3)
Employee severance and benefit costs	$58	$177	$48
Lease costs	6	2	—
Asset write-off costs	53	79	5
Other costs	64	38	4
Total restructuring, severance and related charges(4)	$181	$296	$57

(1)Primarily relates to the 2025 Restructuring Plan.
(2)Primarily relates to the 2024 Restructuring Plan.
(3)Primarily relates to headcount reduction to further optimize the Company's business activities.
(4)Except for asset write-off costs, all restructuring, severance and related charges are cash costs.

The following table presents the Company’s restructuring, severance, and related charges disaggregated by segment (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Total restructuring, severance and related charges:
Regulated Industries	$80	$75	$11
Intelligent Infrastructure	34	69	10
Connected Living and Digital Commerce	21	84	24
Non-allocated charges	46	68	12
Total	$181	$296	$57
See Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements for further details on the change in reportable segments.
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
The Company expects to recognize approximately $200 million in pre-tax restructuring and other related costs related to the 2025 Restructuring Plan. The restructuring and other related charges are expected to include $60 million to $70 million of employee severance and benefit costs; $65 million to $70 million of asset write-off costs; and $55 million to $65 million of contract termination costs and other related costs. The amount and timing of the actual charges may vary due to a variety of factors, including the finalization of timetables for the transition of functions, consultation with employees and their representatives, as well as the impact of jurisdictional statutory severance requirements. The Company’s estimates for the charges discussed above exclude any potential income tax effects.
The table below summarizes the Company’s liability activity, primarily associated with the 2025 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$—	$—	$—	$—	$—
Restructuring related charges	61	6	43	58	168
Asset write-off charge and other non-cash activity	—	—	(43)	(33)	(76)
Cash payments	(54)	(6)	—	(10)	(70)
Balance as of August 31, 2025	$7	$—	$—	$15	$22
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
The table below summarizes the Company’s liability activity, primarily associated with the 2024 Restructuring Plan (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2024	$66	$1	$—	$5	$72
Restructuring related charges	(3)	—	10	6	13
Asset write-off charge and other non-cash activity	—	—	(10)	(2)	(12)
Cash payments	(54)	(1)	—	(7)	(62)
Balance as of August 31, 2025	$9	$—	$—	$2	$11
16. Income Taxes
Provision for Income Taxes
Income (loss) before income tax expense is summarized below (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Domestic	$(255)	$(366)	$(315)
Foreign	1,147	2,117	1,577
Total	$892	$1,751	$1,262

Income tax expense (benefit) is summarized below (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Current:
Domestic – federal	$(16)	$—	$1
Domestic – state	15	5	2
Foreign	356	442	350
Total current	355	447	353
Deferred:
Domestic – federal	(15)	12	(2)
Domestic – state	(5)	(2)	4
Foreign	(100)	(94)	89
Total deferred	(120)	(84)	91
Total income tax expense	$235	$363	$444

Reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is summarized below:

	Fiscal Year Ended August 31,
	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.6	(0.3)	0.2
Impact of foreign tax rates(1)	(2.0)	0.1	(1.8)
Permanent differences	(0.3)	0.5	(0.5)
Income tax credits(1)	(1.7)	(0.7)	(0.5)
Valuation allowance(2)	1.0	3.5	1.1
Equity compensation	1.1	(0.4)	0.5
Impact of intercompany charges and dividends	1.9	(0.7)	2.4
Global Intangible Low-Taxed Income	1.4	1.9	0.8
Change in indefinite reinvestment assertion(3)	0.3	0.4	11.7
Divestiture of businesses(4)	2.3	(5.9)	—
Other, net	0.8	1.3	0.3
Effective income tax rate	26.4%	20.7%	35.2%

(1)The Company has been granted tax incentives for various subsidiaries in Malaysia, Singapore, Vietnam, Brazil, and Israel, which primarily expire at various dates through fiscal year 2030 and are subject to certain conditions with which the Company expects to comply. Tax incentives resulted in a tax benefit of approximately $75 million ($0.68 per basic weighted average shares outstanding), $54 million ($0.44 per basic weighted average shares outstanding) and $74 million ($0.56 per basic weighted average shares outstanding) during the fiscal years ended August 31, 2025, 2024, and 2023, respectively.
(2)For the fiscal year ended August 31, 2025, the valuation allowance change was primarily due to the change in deferred tax assets for sites with existing valuation allowances.
(3)As a result of certain operations being classified as held for sale, the Company made a change to its indefinite reinvestment assertions for the fiscal year ended August 31, 2023.
(4)For the fiscal year ended August 31, 2025, the divestiture of businesses is primarily related to the divestiture of the Italy operations. For the fiscal year ended August 31, 2024, the divestiture of businesses was related to the sale of the Mobility Business.

Deferred Tax Assets and Liabilities
Significant components of the deferred tax assets and liabilities are summarized below (in millions):

	August 31, 2025	August 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$227	$183
Inventories	28	18
Compensated absences	16	14
Accrued expenses	131	109
Property, plant and equipment	34	2
Domestic tax credits	22	45
Foreign jurisdiction tax credits	5	9
Equity compensation	8	11
Domestic interest carryforwards	11	19
Capital loss carryforwards	32	26
Revenue recognition	49	27
Operating and finance lease liabilities	35	40
Other	45	39
Total deferred tax assets before valuation allowances	643	542
Less valuation allowances	(400)	(368)
Net deferred tax assets	$243	$174
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$38	$83
Intangible assets	49	29
Operating lease assets	91	81
Other	4	28
Total deferred tax liabilities	$182	$221
Net deferred tax assets (liabilities)	$61	$(47)
Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded.
As of August 31, 2025, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The accumulated earnings are the most significant component of the basis difference which is indefinitely reinvested. As of August 31, 2025, the indefinitely reinvested earnings in foreign subsidiaries upon which taxes had not been provided were approximately $1.2 billion. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.1 billion.

Tax Carryforwards
The amount and expiration dates of income tax net operating loss carryforwards, tax credit carryforwards, and tax capital loss carryforwards, which are available to reduce future taxes, if any, as of August 31, 2025, are as follows (in millions):

	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Domestic - federal	2037 or indefinite	$169
Domestic – state	2045 or indefinite	$60
Foreign	2035 or indefinite	$680
Tax credit carryforwards:(1)
Domestic – federal	2035	$18
Domestic – state	2039 or indefinite	$4
Foreign(2)	2027	$5
Tax capital loss carryforwards:
Domestic – federal	2030	$127

(1)Net of unrecognized tax benefits.
(2)Calculated based on the deferral method and includes foreign investment tax credits.
Unrecognized Tax Benefits
Reconciliation of the unrecognized tax benefits is summarized below (in millions):

	Fiscal Year Ended August 31,
	2025	2024	2023
Beginning balance	$168	$257	$253
Additions for tax positions of prior years	8	19	1
Reductions for tax positions of prior years	(4)	(21)	(7)
Additions for tax positions related to current year(1)	14	22	23
Additions related to acquired entities	5	—	—
Divestiture of businesses	—	(49)	—
Reductions from lapses in statutes of limitations(2)	(36)	(2)	(8)
Settlements(3)	(13)	(58)	(5)
Ending balance	$142	$168	$257
Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$89	$94	$150

(1)The additions for the fiscal years ended August 31, 2025, 2024 and 2023 are primarily related to taxation of certain intercompany transactions.
(2)The reductions from lapses in statutes of limitations for the fiscal year ended August 31, 2025, are primarily related to intercompany transactions and entitlement to tax credits.
(3)Settlements for the fiscal year ended August 31, 2024, primarily relates to the settlement of a U.S. audit.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $24 million and $17 million as of August 31, 2025, and 2024, respectively. The Company recognized interest and penalties of approximately $2 million, ($14 million) and $3 million during the fiscal years ended August 31, 2025, 2024, and 2023, respectively.
It is reasonably possible that the August 31, 2025, unrecognized tax benefits could decrease during the next 12 months by $16 million, primarily related to lapses in statutes of limitations associated with intercompany transactions.
The Company is no longer subject to U.S. federal tax examinations for fiscal years before August 31, 2022. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2015, and August 31, 2009, respectively.

17. Business Acquisitions and Divestitures
Acquisitions
Fiscal Year 2026
On September 1, 2025, the Company completed the acquisition of Rebound Technologies Group Holdings Limited (“Rebound Technologies”) for cash consideration transferred of $134 million. Rebound Technologies is a global supply chain service provider headquartered in the United Kingdom offering end-to-end solutions including global sourcing, data driven analytics, proactive shortage management and obsolescence strategies. The final purchase price is subject to adjustment based on conditions within the purchase agreement.
Fiscal Year 2025
On February 3, 2025, the Company completed the acquisition of Pharmaceutics International, Inc. (“Pii”) for cash consideration transferred of $309 million. The final purchase price is subject to adjustment based on certain customary conditions as outlined in the purchase agreement. Pii is a contract development and manufacturing organization specializing in early stage, clinical, and commercial volume aseptic filling, lyophilization, and oral solid dose manufacturing. The acquisition is expected to enhance the Company’s existing Regulated Industries service offerings, which includes the development and commercial production of auto-injectors, pen injectors, inhalers, and on-body pumps.
The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $357 million, including $149 million in intangible assets and $142 million in goodwill, and liabilities assumed of $48 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
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
The acquisition of Mikros Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $63 million, including $40 million in intangible assets and $17 million in goodwill, were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on October 1, 2024. Pro forma information has not been provided as the acquisition of Mikros Technologies is not deemed to be significant.
Fiscal Year 2024
On November 1, 2023, the Company completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.

Divestitures
Fiscal Year 2025
On August 1, 2025, through its indirect subsidiary, Jabil Circuit Italia S.r.l. (“JCI”), the Company divested its operations in Italy. As a result of the transaction, the Company derecognized net assets of approximately $36 million and recorded a pre-tax loss of $97 million during the fiscal year ended August 31, 2025, subject to post-closing adjustments that are still being finalized. As part of the terms of the agreement, the Company also paid cash consideration of $63 million to the buyer. The operating results of this business were immaterial to the Company's consolidated results of operations.
Fiscal Year 2024
The Company announced on September 26, 2023, that, through its indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), we agreed to sell to an affiliate of BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), the Singapore Seller’s product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi, (the “Mobility Business”), for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments.
As of August 31, 2023, the Company determined the Mobility Business met the criteria to be classified as held for sale. Assets and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations, and the Company continued to report the operating results for the Mobility Business in the Company’s Consolidated Statement of Operations in the DMS segment until December 29, 2023 (the “Closing Date”).
On the Closing Date, the Company completed the sale of the Mobility Business. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million in the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the fiscal year ended August 31, 2025. In addition, the Company agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in the Company’s Consolidated Statements of Operations.
18. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The following table presents the fair value of the Company's financial assets and liabilities measured at fair value by hierarchy level on a recurring basis as of the periods indicated (in millions):

	Fair Value Hierarchy		August 31, 2025	August 31, 2024
Assets:
Cash and cash equivalents:
Cash equivalents	Level 1	(1)	$392	$303
Prepaid expenses and other current assets:
Short-term investments	Level 1		27	27
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	19	11
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	26	25
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	1	—
Liabilities:
Accrued expenses:
Forward foreign exchange contracts:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	$—	$28
Derivatives not designated as hedging instruments (Note 11)	Level 2	(2)	9	22
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	13	6
Forward interest rate swaps:
Derivatives designated as hedging instruments (Note 11)	Level 2	(3)	1	—
Other liabilities:
Net investment hedges:
Derivatives designated as hedging instruments (Note 11)	Level 2	(2)	—	5

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
Notes payable and long-term debt is carried at amortized cost; however, the Company estimates the fair value of notes payable and long-term debt for disclosure purposes. The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			August 31, 2025		August 31, 2024
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 7)
3.950% Senior Notes	Level 2	(1)	$499	$496	$498	$487
3.600% Senior Notes	Level 2	(1)	$498	$480	$497	$468
3.000% Senior Notes	Level 2	(1)	$595	$551	$594	$529
1.700% Senior Notes	Level 2	(1)	$499	$492	$499	$476
4.250% Senior Notes	Level 2	(1)	$497	$500	$496	$495
5.450% Senior Notes	Level 2	(1)	$297	$308	$296	$306

(1)The fair value estimates are based upon observable market data.
Refer to Note 10 – “Postretirement and Other Employee Benefits” for disclosure surrounding the fair value of the Company’s pension plan assets.
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
21. Related Party Transactions
During the three months ended May 31, 2025, James Siminoff, a member of the Company’s Board of Directors since January 2024, returned to Amazon.com, Inc (“Amazon”) as a Vice President overseeing Amazon’s home security business. During fiscal year 2025, the Company provided manufacturing services to Amazon’s home security business. Transactions between the Company and Amazon for businesses under Mr. Siminoff’s oversight are considered related party transactions. These related party transactions were not material to the Company individually or in the aggregate and no disclosure is required with respect to such transactions for the fiscal year ended August 31, 2025.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL INC. Registrant

Date: October 17, 2025	By:	/s/ MICHAEL DASTOOR
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ MARK T. MONDELLO	Chairman of the Board of Directors	October 17, 2025
Mark T. Mondello

By:	/s/ STEVEN A. RAYMUND	Lead Independent Director	October 17, 2025
Steven A. Raymund

By:	/s/ MICHAEL DASTOOR	Chief Executive Officer (Principal Executive Officer)	October 17, 2025
Michael Dastoor

By:	/s/ GREGORY B. HEBARD	Chief Financial Officer (Principal Financial and Accounting Officer)	October 17, 2025
Gregory B. Hebard

By:	/s/ ANOUSHEH ANSARI	Director	October 17, 2025
Anousheh Ansari

By:	/s/ SUJATHA CHANDRASEKARAN	Director	October 17, 2025
Sujatha Chandrasekaran

By:	/s/ CHRISTOPHER S. HOLLAND	Director	October 17, 2025
Christopher S. Holland

By:	/s/ JOHN C. PLANT	Director	October 17, 2025
John C. Plant

By:	/s/ JAMES W. SIMINOFF	Director	October 17, 2025
James W. Siminoff

By:	/s/ N.V. TYAGARAJAN	Director	October 17, 2025
N.V. Tyagarajan

By:	/s/ KATHLEEN A. WALTERS	Director	October 17, 2025
Kathleen A. Walters

SCHEDULE II
JABIL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts(1)	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2025	$63	$26	$—	$(22)	$67
Fiscal year ended August 31, 2024	$58	$40	$—	$(35)	$63
Fiscal year ended August 31, 2023	$82	$34	$(27)	$(31)	$58

(1)During the fiscal year ended August 31, 2023 the reductions charged to other accounts relates to inventory reserves for excess and obsolete inventory classified as held for sale.

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Reductions Charged to Costs and Expenses	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2025	$368	$30	$23	$(21)	$400
Fiscal year ended August 31, 2024	$303	$96	$3	$(34)	$368
Fiscal year ended August 31, 2023	$281	$28	$9	$(15)	$303

See accompanying report of independent registered public accounting firm.