Form 10-Q
period 2025-11-30
JABIL INC
filed 2026-01-09
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 2, 2026, there were 105,595,267 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	November 30, 2025 (Unaudited)	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,572	$1,933
Accounts receivable, net of allowance for credit losses	4,421	4,039
Contract assets	1,178	1,057
Inventories, net of reserve for excess and obsolete inventory	4,681	4,681
Prepaid expenses and other current assets	2,532	2,010
Total current assets	14,384	13,720
Property, plant and equipment, net of accumulated depreciation of $4,992 as of November 30, 2025, and $4,970 as of August 31, 2025	2,831	2,847
Operating lease right-of-use assets	461	462
Goodwill	887	841
Intangible assets, net of accumulated amortization	297	273
Deferred income taxes	147	141
Other assets	269	259
Total assets	$19,276	$18,543
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$500	$499
Accounts payable	8,418	7,937
Accrued expenses	5,534	5,185
Current operating lease liabilities	96	93
Total current liabilities	14,548	13,714
Notes payable and long-term debt, less current installments	2,387	2,386
Other liabilities	377	345
Non-current operating lease liabilities	385	388
Income tax liabilities	128	113
Deferred income taxes	104	80
Total liabilities	17,929	17,026
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 279,180,729 and 278,092,060 shares issued and 106,822,960 and 107,480,895 shares outstanding as of November 30, 2025 and August 31, 2025, respectively	—	—
Additional paid-in capital	3,108	3,047
Retained earnings	6,519	6,382
Accumulated other comprehensive loss	(22)	(17)
Treasury stock at cost, 172,357,769 and 170,611,165 shares as of November 30, 2025 and August 31, 2025, respectively	(8,261)	(7,899)
Total Jabil Inc. stockholders’ equity	1,344	1,513
Noncontrolling interests	3	4
Total equity	1,347	1,517
Total liabilities and equity	$19,276	$18,543
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended
	November 30, 2025	November 30, 2024
Net revenue	$8,305	$6,994
Cost of revenue	7,563	6,388
Gross profit	742	606
Operating expenses:
Selling, general and administrative	344	305
Research and development	7	8
Amortization of intangibles	19	13
Restructuring, severance and related charges	76	83
Gain from the divestiture of businesses	(2)	—
Acquisition and divestiture related charges	15	—
Operating income	283	197
Other expense	29	20
Interest expense, net	34	38
Income before income tax	220	139
Income tax expense	74	39
Net income	146	100
Net income attributable to noncontrolling interests, net of tax	—	—
Net income attributable to Jabil Inc.	$146	$100
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$1.37	$0.89
Diluted	$1.35	$0.88
Weighted average shares outstanding:
Basic	107.0	112.7
Diluted	108.3	114.0

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended
	November 30, 2025	November 30, 2024
Net income	$146	$100
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation	(4)	(3)
Change in derivative instruments	(2)	(4)
Prior service credit	1	1
Total other comprehensive loss	(5)	(6)
Comprehensive income	$141	$94
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Jabil Inc.	$141	$94
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended
	November 30, 2025	November 30, 2024
Total stockholders' equity, beginning balances	$1,517	$1,737
Common stock:	—	—
Additional paid-in capital:
Beginning balances	3,047	2,841
Disposition of noncontrolling interest	—	2
Treasury shares purchased	(4)	115
Recognition of stock-based compensation	63	44
Provision for common stock warrant	2	—
Ending balances	3,108	3,002
Retained earnings:
Beginning balances	6,382	5,760
Declared dividends	(9)	(9)
Net income attributable to Jabil Inc.	146	100
Ending balances	6,519	5,851
Accumulated other comprehensive loss:
Beginning balances	(17)	(46)
Total other comprehensive loss	(5)	(6)
Ending balances	(22)	(52)
Treasury stock:
Beginning balances	(7,899)	(6,818)
Purchases of treasury stock under employee stock plans	(65)	(40)
Treasury shares purchased	(296)	(347)
Excise taxes related to treasury shares purchased	(1)	(3)
Ending balances	(8,261)	(7,208)
Noncontrolling interests:
Beginning balances	4	—
Net income attributable to noncontrolling interests	—	—
Other noncontrolling interest activity	(1)	—
Ending balances	3	—
Total stockholders' equity, ending balances	$1,347	$1,593

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended
	November 30, 2025	November 30, 2024
Cash flows provided by operating activities:
Net income	$146	$100
Depreciation, amortization, and other, net	267	182
Change in operating assets and liabilities, exclusive of net assets acquired	(90)	30
Net cash provided by operating activities	323	312
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(95)	(97)
Proceeds and advances from sale of property, plant and equipment	44	11
Cash paid for business and intangible asset acquisitions, net of cash	(124)	(63)
Other, net	(5)	13
Net cash used in investing activities	(180)	(136)
Cash flows used in financing activities:
Borrowings under debt agreements	200	100
Payments toward debt agreements	(328)	(130)
Payments to acquire treasury stock	(300)	(232)
Dividends paid to stockholders	(10)	(10)
Treasury stock minimum tax withholding related to vesting of restricted stock	(65)	(40)
Net cash used in financing activities	(503)	(312)
Effect of exchange rate changes on cash and cash equivalents	(1)	(7)
Net decrease in cash and cash equivalents	(361)	(143)
Cash and cash equivalents at beginning of period	1,933	2,201
Cash and cash equivalents at end of period	$1,572	$2,058
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2025. Results for the three months ended November 30, 2025, are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2026.
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
In conjunction with the trade accounts receivable sale programs, the Company is required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $564 million and $927 million as of November 30, 2025, and August 31, 2025, respectively. Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The following is a summary of the Company’s uncommitted trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$250
H	$2,000
I	$250
J	$250

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended
	November 30, 2025	November 30, 2024
Trade accounts receivable sold	$3,749	$1,686
Cash proceeds received	$3,732	$1,676
Pre-tax losses on sale of receivables(1)	$17	$10

(1)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	November 30, 2025	August 31, 2025
Raw materials	$3,879	$3,905
Work in process	274	335
Finished goods	599	508
Reserve for excess and obsolete inventory	(71)	(67)
Inventories, net	$4,681	$4,681
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of November 30, 2025, and August 31, 2025, the Company had $1.6 billion and $1.1 billion, respectively, of components included in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
4. Leases
During fiscal year 2026, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of November 30, 2025, were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)	$25	$7	$8	$8	$2
Finance lease obligations(2)	$78	$44	$34	$—	$—

(1)Excludes $31 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(2)Excludes $23 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
5. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended November 30, 2025 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of August 31, 2025	$673	$76	$92	$841
Acquisitions and adjustments(1)	—	47	—	47
Change in foreign currency exchange rates	(1)	—	—	(1)
Balance as of November 30, 2025	$672	$123	$92	$887

(1)In connection with the acquisition of Rebound Technologies Group Holdings Limited (“Rebound Technologies”) during the fiscal year 2026. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	November 30, 2025		August 31, 2025
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$1,907	$1,020	$1,861	$1,020
The following table presents the Company’s total purchased intangible assets as of the periods indicated (in millions):

	Weighted Average Amortization Period (in years)	November 30, 2025(1)			August 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$513	$(299)	$214	$494	$(292)	$202
Intellectual property	8	258	(185)	73	240	(182)	58
Finite-lived trade names	2	138	(128)	10	132	(119)	13
Total intangible assets	9	$909	$(612)	$297	$866	$(593)	$273

(1)In connection with the acquisition of Rebound Technologies, the Company acquired $43 million of intangible assets. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
Intangible asset amortization during the three months ended November 30, 2025, and 2024 was approximately $19 million and $13 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2026	$40
2027	49
2028	46
2029	36
2030	34
Thereafter	92
Total	$297
6. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of November 30, 2025, and August 31, 2025, are summarized below (in millions):

	Maturity Date	November 30, 2025	August 31, 2025
3.950% Senior Notes	Jan 12, 2028	$499	$499
3.600% Senior Notes	Jan 15, 2030	498	498
3.000% Senior Notes	Jan 15, 2031	595	595
1.700% Senior Notes	Apr 15, 2026	500	499
4.250% Senior Notes	May 15, 2027	498	497
5.450% Senior Notes	Feb 1, 2029	297	297
Borrowings under credit facilities(1)	Jun 18, 2030	—	—
Total notes payable and long-term debt		2,887	2,885
Less current installments of notes payable and long-term debt		500	499
Notes payable and long-term debt, less current installments		$2,387	$2,386

(1)As of November 30, 2025, the Company had $4.0 billion in available unused borrowing capacity under its revolving credit facilities, of which $3.2 billion was available under the senior unsecured credit agreement dated June 18, 2025 (the “Revolving Credit Facility”). The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250% or 5.450% Senior Notes upon a change of control. As of November 30, 2025, and August 31, 2025, the Company was in compliance with its debt covenants.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2025.
The global asset-backed securitization program expires in January 2028 and the maximum amount of net cash proceeds available at any one time is $700 million.
The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $386 million and $372 million as of November 30, 2025, and August 31, 2025, respectively. Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended
	November 30, 2025	November 30, 2024
Trade accounts receivable sold	$1,058	$1,067
Cash proceeds received(1)	$1,048	$1,055
Pre-tax losses on sale of receivables(2)	$10	$12

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.

The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of November 30, 2025, and August 31, 2025, the Company was in compliance with all covenants under the global asset-backed securitization program.
8. Accrued Expenses
Accrued expenses consist of the following (in millions):

	November 30, 2025	August 31, 2025
Inventory deposits	$1,099	$1,205
Contract liabilities(1)	1,040	1,016
Accrued compensation and employee benefits	682	756
Other accrued expenses	2,713	2,208
Accrued expenses	$5,534	$5,185

(1)Revenue recognized during the three months ended November 30, 2025 and 2024 that was included in the contract liability balance as of August 31, 2025, and 2024 was $187 million and $150 million, respectively.
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
All derivative instruments are recorded gross on the Condensed Consolidated Balance Sheets at their respective fair values. Changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations, or as a component of AOCI in the Condensed Consolidated Balance Sheets.
Foreign Currency Risk Management
The Company enters into forward foreign exchange contracts to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses.
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of these outstanding contracts as of November 30, 2025, and August 31, 2025, was $380 million and $433 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2025, and August 31, 2026.
Net Investment Hedges
In addition, the Company has entered into forward foreign exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount of these outstanding contracts are as follows (in millions):

Maturity date	November 30, 2025	August 31, 2025
October 2025	$—	$103
January 2026	200	200
April 2026	42	42
July 2026	126	45
Total	$368	$390

Gains and losses on derivative instruments designated as cash flow hedges and derivative instruments designated as net investment hedges recognized in OCI and reclassified from AOCI into earnings were not material during the three months ended November 30, 2025, and 2024. Gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material during the three months ended November 30, 2025, and 2024.
Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The Company may also enter into forward foreign exchange contracts to economically hedge the foreign currency exposure related to the purchase price for a pending acquisition. The aggregate notional amount of these outstanding contracts as of November 30, 2025, and August 31, 2025, was $3.6 billion and $3.2 billion, respectively.
Gains and losses on derivative instruments not designated as hedging instruments recognized in earnings were not material during the three months ended November 30, 2025, and 2024.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances.
Cash Flow Hedges
The following table presents the interest rate swaps outstanding as of November 30, 2025, which have been designated as hedging instruments and are accounted for as cash flow hedges (in millions):

Interest Rate Swap Summary	Hedged Interest Rate Payments	Aggregate Notional Amount	Effective Date	Expiration Date
Forward Interest Rate Swap	Fixed	$100	March 2025	July 31, 2026	(1)(2)
Forward Interest Rate Swap	Fixed	$75	October 2025	July 30, 2027	(1)(2)
Forward Interest Rate Swap	Fixed	$150	November 2025	July 30, 2027	(1)(2)
Forward Interest Rate Swap	Fixed	$75	December 2025	July 30, 2027	(1)(2)

(1)If the anticipated debt issuance or term loan borrowings occurs before the expiration date, the contracts will be terminated simultaneously with the debt issuance or term loan borrowings.
(2)The contracts will be settled with the respective counterparties on a net basis at the time of termination or expiration.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended
	November 30, 2025	November 30, 2024
Restricted stock units	$58	$40
Employee stock purchase plan	5	4
Total	$63	$44
As of November 30, 2025, the shares available to be issued under the 2021 Equity Incentive Plan were 6,579,931.

Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the three months ended November 30, 2025, and 2024, the Company awarded approximately 0.3 million and 0.6 million time-based restricted stock units, respectively, 0.1 million and 0.1 million performance-based restricted stock units, respectively, and 0.1 million and 0.1 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

November 30, 2025
Unrecognized stock-based compensation expense – restricted stock units	$100
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended
	November 30, 2025	November 30, 2024
Common stock outstanding:
Beginning balances	107,480,895	113,744,167
Shares issued under employee stock purchase plan	21	—
Vesting of restricted stock	1,088,648	1,082,612
Purchases of treasury stock under employee stock plans	(314,236)	(323,000)
Treasury shares purchased	(1,432,368)	(2,810,720)
Ending balances	106,822,960	111,693,059
Warrants
On December 27, 2024, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC to acquire up to 1,158,539 ordinary shares of the Company (“Warrant Shares”) at an initial exercise price of $137.7671 per share. The Warrant allows for cashless exercise and expires December 27, 2031. The Warrant Shares are subject to vesting for payments for purchased products and services over the seven-year Warrant term.
The following table summarizes the Warrant activity for the three months ended November 30, 2025:

Warrant Shares
Outstanding as of August 31, 2025	1,098,957
Changes during the period
Shares granted	—
Shares vested	—
Outstanding as of November 30, 2025	1,098,957
Exercisable as of November 30, 2025	59,582

Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(1)	Q4 FY 2025	$1,000	2.7	$600	$400

(1)As of November 30, 2025, 1.4 million shares had been repurchased for $300 million and $700 million remained available under the 2026 Share Repurchase Program. As of January 2, 2026, 2.7 million shares had been repurchased for $600 million and $400 million remained available under the 2026 Share Repurchase Program.
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
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025		$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	0.0	1.8	$171.91
Q1 FY 2026	Q2 FY 2026	(1)	$45	0.2	0.0	0.2	$209.67
Q2 FY 2026	Q3 FY 2026		$200	0.8	(2)	(2)	$226.62

(1)In October 2025, the Company entered into ASR agreements to repurchase $45 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $45 million to participating financial institutions and received an initial delivery of shares of common stock. In December 2025, the ASR transaction was completed and the final receipt of shares were delivered.
(2)In December 2025, the Company entered into ASR agreements to repurchase $200 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $200 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended
	November 30, 2025		November 30, 2024
	Shares	Cost	Shares	Cost
Open market share repurchases(1)	1.2	$255	1.8	$232

(1)As of January 2, 2026, 1.7 million shares had been repurchased for $355 million through open market transactions under the 2026 Share Repurchase Program.

11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2025, the Company’s five largest customers accounted for approximately 38% of its net revenue and 77 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce operating segments.
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
The Company derives its revenue from providing comprehensive electronics design, production, and product management services. The Company’s operating segments consist of three segments – Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. The segments are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital, and risk profiles.
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

The following tables set forth operating segment information (in millions):

	Three months ended
	November 30, 2025				November 30, 2024
	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Point in time	$124	$2,325	$525	$2,974	$135	$1,106	$455	$1,696
Over time	2,949	1,528	854	5,331	2,822	1,390	1,086	5,298
Net revenue	$3,073	$3,853	$1,379	$8,305	$2,957	$2,496	$1,541	$6,994
Segment expenses	2,896	3,651	1,304	7,851	$2,819	$2,376	$1,452	$6,647
Segment income	177	202	75	454	$138	$120	$89	$347
Segment income margin	5.8%	5.2%	5.5%	5.5%	4.7%	4.8%	5.8%	5.0%

	Three months ended
	November 30, 2025	November 30, 2024
Segment income	$454	$347
Reconciling items:
Amortization of intangibles	(19)	(13)
Stock-based compensation expense and related charges	(63)	(44)
Restructuring, severance and related charges(1)	(76)	(83)
Business interruption and impairment charges, net(2)	—	(9)
Gain from the divestiture of businesses	2	—
Acquisition and divestiture related charges(3)	(15)	—
Other expense (net of periodic benefit cost)	(29)	(21)
Interest expense, net	(34)	(38)
Income before income tax	$220	$139

(1)Charges recorded during the three months ended November 30, 2025, relate to targeted restructuring activities to optimize our cost structure and improve operational efficiencies. Charges recorded during the three months ended November 30, 2024, primarily related to the 2025 Restructuring Plan.
(2)Charges recorded during the three months ended November 30, 2024, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida, and Asheville and Hendersonville, North Carolina. Charges are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(3)Charges recorded during the three months ended November 30, 2025, include $3 million of losses on forward foreign exchange contracts in anticipation of the acquisition of Hanley Energy Group.

	November 30, 2025	August 31, 2025
Total assets:
Regulated Industries	$6,591	$6,262
Intelligent Infrastructure	4,016	3,739
Connected Living and Digital Commerce	2,244	2,199
Other non-allocated assets	6,425	6,343
Total	$19,276	$18,543

The Company operates in approximately 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2025	November 30, 2024
Foreign source revenue(1)	72.8%	80.8%

(1)Decrease from prior periods was primarily driven by domestic revenue growth within our Intelligent Infrastructure segment during the three months ended November 30, 2025.
12. Restructuring, Severance, and Related Charges
The following is a summary of the Company’s restructuring, severance, and related charges (in millions):

	Three months ended
	November 30, 2025(1)	November 30, 2024(2)
Employee severance and benefit costs	$32	$27
Lease costs	—	3
Asset write-off costs	31	23
Other costs	13	30
Total restructuring, severance and related charges(3)	$76	$83

(1)Primarily related to targeted restructuring activities to optimize our cost structure and improve operational efficiencies.
(2)Primarily related to the 2025 Restructuring Plan.
(3)Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
The following table presents the Company’s restructuring, severance, and related charges disaggregated by segment (in millions):

	Three months ended
	November 30, 2025	November 30, 2024
Total restructuring, severance and related charges:
Regulated Industries	$45	$21
Intelligent Infrastructure	5	29
Connected Living and Digital Commerce	25	6
Non-allocated charges	1	27
Total	$76	$83
The table below summarizes the Company’s liability activity during the three months ended November 30, 2025 (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2025	$16	$—	$—	$17	$33
Restructuring related charges	32	—	31	13	76
Asset write-off charge and other non-cash activity	—	—	(31)	(10)	(41)
Cash payments	(23)	—	—	(6)	(29)
Balance as of November 30, 2025	$25	$—	$—	$14	$39
2025 Restructuring Plan
On September 24, 2024, the Company’s Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General, and Administrative (“SG&A”) and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”).

The 2025 Restructuring Plan, totaling approximately $200 million in pre-tax restructuring and other related costs, was substantially complete as of November 30, 2025.
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended
	November 30, 2025	November 30, 2024
U.S. federal statutory income tax rate	21.0%	21.0%
Effective income tax rate	33.6%	28.0%
The effective income tax rate differed for the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by strengthened performance in tax jurisdictions with existing valuation allowances for the three months ended November 30, 2025 and (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the three months ended November 30, 2024.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months ended November 30, 2025 and 2024, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in Malaysia, Singapore, and Vietnam, and (iv) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the three months ended November 30, 2024.
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

	Three months ended
	November 30, 2025	November 30, 2024
Restricted stock units	299.0	352.3
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the three months ended November 30, 2025, and 2024 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2026:	October 16, 2025	$0.08	$9	November 17, 2025	December 2, 2025
Fiscal Year 2025:	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024

15. Business Acquisitions and Divestitures
Acquisitions
Fiscal Year 2026
On January 2, 2026, the Company completed the acquisition of Hanley Energy Group (“Hanley”) for cash consideration transferred of $751 million, which includes cash acquired of approximately $31 million. Pursuant to the purchase agreement, the Company recorded contingent consideration obligations subject to achieving future revenue thresholds. Hanley is a provider of energy management and critical power solutions serving the data center infrastructure market. The final purchase price is subject to adjustment based on conditions within the purchase agreement.

The Company is in the process of determining the fair values of the acquired assets and assumed liabilities. The initial accounting for the Hanley acquisition is incomplete due to the proximity of the transaction date to the filing of the Quarterly Report on Form 10-Q for the three months ended November 30, 2025. The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed are anticipated to be completed in the second quarter of fiscal year 2026.
On September 1, 2025, the Company completed the acquisition of Rebound Technologies Group Holdings Limited (“Rebound Technologies”) for cash consideration transferred of $133 million. Rebound Technologies is a global supply chain service provider headquartered in the United Kingdom offering end-to-end solutions including global sourcing, data driven analytics, proactive shortage management and obsolescence strategies. The final purchase price is subject to adjustment based on conditions within the purchase agreement.
The acquisition of Rebound Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $177 million, including $43 million in intangible assets and $47 million in goodwill, and liabilities assumed of $44 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on September 1, 2025. Pro forma information has not been provided as the acquisition of Rebound Technologies is not deemed to be significant.
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
The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $358 million, including $149 million in intangible assets and $142 million in goodwill, and liabilities assumed of $49 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
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
Divestitures
Fiscal Year 2025
On August 1, 2025, through its indirect subsidiary, Jabil Circuit Italia S.r.l. (“JCI”), the Company divested its operations in Italy. As a result of the transaction, the Company derecognized net assets of approximately $36 million and recorded a pre-tax loss of $97 million during the three months ended August 31, 2025, subject to post-closing adjustments that are still being finalized. As part of the terms of the agreement, the Company also paid cash consideration of $63 million to the buyer. The operating results of this business were immaterial to the Company's consolidated results of operations.
16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. Cash equivalents consist of investments that are readily convertible to cash with original maturities of 90 days or less and are classified within Level 1 of the fair value hierarchy. As of November 30, 2025 and August 31, 2025, there were $534 million and $392 million of cash equivalents, respectively.
The fair value of forward foreign exchange contracts were not material to the Company’s Condensed Consolidated Balance Sheets as of November 30, 2025 and August 31, 2025.
Fair Value of Financial Instruments
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

			November 30, 2025		August 31, 2025
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 6)
3.950% Senior Notes	Level 2	(1)	$499	$499	$499	$496
3.600% Senior Notes	Level 2	(1)	$498	$483	$498	$480
3.000% Senior Notes	Level 2	(1)	$595	$558	$595	$551
1.700% Senior Notes	Level 2	(1)	$500	$495	$499	$492
4.250% Senior Notes	Level 2	(1)	$498	$501	$497	$500
5.450% Senior Notes	Level 2	(1)	$297	$309	$297	$308

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

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A to this Quarterly Report on Form 10-Q and in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2025 such as, scheduling production, managing growth and capital expenditures and maximizing the efficiency of our manufacturing capacity effectively; managing rapid declines or increases in customer demand and other related customer challenges that may occur; our dependence on a limited number of customers; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks arising from relationships with emerging companies; changes in technology and competition in our industry; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; risks associated with international sales and operations, including geopolitical uncertainties and trade disputes that have resulted in tariffs and other protectionist measures and could result in further such actions in the future; energy price increases or shortages; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; risk arising from compliance, or failure to comply, with environmental, health and safety laws or regulations, risks arising from litigation and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; and asset impairment); changes in financial accounting standards or policies; risk of natural disaster, climate change or other global events; and risks arising from expectations relating to environmental, social and governance considerations. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its consolidated subsidiaries, except where the context otherwise requires.

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
We conduct our operations in facilities that are located worldwide, including but not limited to China, Malaysia, Mexico, and the United States. We derived a substantial majority, 72.8% of net revenue from our international operations for the three months ended November 30, 2025. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
We have three reporting segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital, and risk profiles. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
We monitor the current economic environment and its potential impact on both the customers we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances change.
Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, for further discussion of the items disclosed in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section as of November 30, 2025, contained herein.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended
	November 30, 2025	November 30, 2024
Net revenue	$8,305	$6,994
Gross profit	$742	$606
Operating income	$283	$197
Net income attributable to Jabil Inc.	$146	$100
Earnings per share – basic	$1.37	$0.89
Earnings per share – diluted	$1.35	$0.88

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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30, 2025	August 31, 2025	November 30, 2024
Sales cycle(1)	17 days	18 days	27 days
Inventory turns (annualized)(2)	5 turns	5 turns	5 turns
Days in accounts receivable(3)	48 days	44 days	48 days
Days in inventory(4)	70 days	69 days	76 days
Days in accounts payable(5)	100 days	96 days	97 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended November 30, 2025, the increase in days in accounts receivable from the prior sequential quarter was primarily driven by timing of payments.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2025, the decrease in days in inventory from the three months ended November 30, 2024, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended November 30, 2025, the increase in days in accounts payable from the prior sequential quarter and the three months ended November 30, 2024, was primarily due to higher purchases of customer-controlled consignment components and the timing of cash payments.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 – “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
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

	Three months ended
(dollars in millions)	November 30, 2025	November 30, 2024	Change
Net revenue	$8,305	$6,994	18.7%
Net revenue increased during the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Specifically, the Intelligent Infrastructure segment net revenue increased 54% primarily due to: (i) a 48% increase in revenues from existing customers within our cloud and data center infrastructure business and (ii) a 6% increase in revenues from existing customers within our capital equipment business. The Regulated Industries segment net revenue increased 4% primarily due to: (i) a 3% increase in revenues from existing customers within our renewable energy infrastructure business and (ii) a 1% increase in revenues from existing customers within our automotive and transportation and healthcare and packaging businesses. The Connected Living and Digital Commerce segment net revenue decreased 11% primarily due to a 13% decrease in revenues from existing customers within our connected living business. The decrease was partially offset by a 2% increase in revenues from existing customers within our digital commerce business.
The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2025	November 30, 2024
Regulated Industries	37%	42%
Intelligent Infrastructure	46%	36%
Connected Living and Digital Commerce	17%	22%
Total	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended
	November 30, 2025	November 30, 2024
Foreign source revenue(1)	72.8%	80.8%

(1)Decrease from prior periods was primarily driven by domestic revenue growth within our Intelligent Infrastructure segment during the three months ended November 30, 2025.
Gross Profit

	Three months ended
(dollars in millions)	November 30, 2025	November 30, 2024
Gross profit	$742	$606
Percent of net revenue	8.9%	8.7%
Gross profit as a percentage of net revenue increased for the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to product mix in our Regulated Industries segment.

Selling, General and Administrative

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Selling, general and administrative	$344	$305	$39
Selling, general and administrative expenses increased during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to an increase in salary and salary related expenses.
Research and Development

	Three months ended
(dollars in millions)	November 30, 2025	November 30, 2024
Research and development	$7	$8
Percent of net revenue	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months ended November 30, 2025, compared to the three months ended November 30, 2024.
Amortization of Intangibles

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Amortization of intangibles	$19	$13	$6
Amortization of intangibles increased during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to additional amortization associated with intangible assets related to the acquisitions of Mikros Technologies LLC, Pharmaceutics International, Inc., and Rebound Technologies Group Holdings Limited.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Restructuring, Severance and Related Charges

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Restructuring, severance and related charges	$76	$83	$(7)
Restructuring, severance, and related charges decreased during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to higher restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the three months ended November 30, 2024. The decrease is partially offset by restructuring, severance, and related charges, related to targeted restructuring activities to optimize our cost structure and improve operational efficiencies, during the three months ended November 30, 2025.
2025 Restructuring Plan
On September 24, 2024, our Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”).
The 2025 Restructuring Plan, totaling approximately $200 million in pre-tax restructuring and other related costs, was substantially complete as of November 30, 2025.
See Note 12 – “Restructuring, Severance and Related Charges” to the Condensed Consolidated Financial Statements for further discussion of restructuring, severance and related charges.

Gain from the Divestiture of Businesses

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Gain from the divestiture of businesses	$(2)	$—	$(2)
Gain from the divestiture of businesses remained relatively consistent during the three months ended November 30, 2025, compared to the three months ended November 30, 2024.
Acquisition and Divestiture Related Charges

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Acquisition and divestiture related charges	$15	$—	$15
Acquisition and divestiture related charges recorded during the three months ended November 30, 2025, related primarily to transaction costs incurred in connection with pursuing acquisition opportunities. Additionally, we recorded $3 million of losses on forward foreign exchange contracts in anticipation of the acquisition of Hanley Energy Group.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Other Expense

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Other expense	$29	$20	$9
Other expense increased during the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to an increase in fees related to higher utilization on our trade accounts receivable sales programs. The increase was partially offset by lower interest rates related to these programs.
Interest Expense, Net

	Three months ended
(in millions)	November 30, 2025	November 30, 2024	Change
Interest expense, net	$34	$38	$(4)
Interest expense, net remained relatively consistent during the three months ended November 30, 2025, compared to the three months ended November 30, 2024.
Income Tax Expense

	Three months ended
	November 30, 2025	November 30, 2024	Change
Effective income tax rate	33.6%	28.0%	5.6%
The effective income tax rate differed for the three months ended November 30, 2025, compared to the three months ended November 30, 2024, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by strengthened performance in tax jurisdictions with existing valuation allowances for the three months ended November 30, 2025 and (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the three months ended November 30, 2024.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax rate. Many countries, including countries in which we have tax incentives, have enacted or are in the process of enacting laws based on the OECD’s proposals. We do not currently expect a material impact to our effective tax rate for the fiscal year ending August 31, 2026.
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework.

The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through the fiscal year ended August 31, 2027. The OBBBA did not have a material impact to our consolidated financial statements for the three months ended November 30, 2025; however, we will continue to monitor developments and evaluate any potential future impacts.
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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended
(in millions, except for per share data)	November 30, 2025	November 30, 2024
Operating income (U.S. GAAP)	$283	$197
Amortization of intangibles	19	13
Stock-based compensation expense and related charges	63	44
Restructuring, severance and related charges(1)	76	83
Net periodic benefit cost	—	1
Business interruption and impairment charges, net(2)	—	9
Gain from the divestiture of businesses	(2)	—
Acquisition and divestiture related charges(3)	15	—
Adjustments to operating income	171	150
Core operating income (Non-GAAP)	$454	$347
Net income attributable to Jabil Inc. (U.S. GAAP)	$146	$100
Adjustments to operating income	171	150
Net periodic benefit cost	—	(1)
Adjustments for taxes	(8)	(21)
Core earnings (Non-GAAP)	$309	$228
Diluted earnings per share (U.S. GAAP)	$1.35	$0.88
Diluted core earnings per share (Non-GAAP)	$2.85	$2.00
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	108.3	114.0

(1)Charges recorded during the three months ended November 30, 2025, relate to targeted restructuring activities to optimize our cost structure and improve operational efficiencies. Charges recorded during the three months ended November 30, 2024, primarily related to the 2025 Restructuring Plan.
(2)Charges recorded during the three months ended November 30, 2024, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina. Charges are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)Charges recorded during the three months ended November 30, 2025, include $3 million of losses on forward foreign exchange contracts in anticipation of the acquisition of Hanley Energy Group.
Adjusted Free Cash Flow

	Three months ended
(in millions)	November 30, 2025	November 30, 2024
Net cash provided by operating activities (U.S. GAAP)	$323	$312
Acquisition of property, plant and equipment (“PP&E”)	(95)	(97)
Proceeds and advances from sale of PP&E	44	11
Adjusted free cash flow (Non-GAAP)	$272	$226
Acquisitions and Divestitures
Acquisitions
Fiscal Year 2026
On January 2, 2026, we completed the acquisition of Hanley Energy Group (“Hanley”) for cash consideration transferred of $751 million, which includes cash acquired of approximately $31 million. Pursuant to the purchase agreement, we recorded contingent consideration obligations subject to achieving future revenue thresholds. Hanley is a provider of energy management and critical power solutions serving the data center infrastructure market. The final purchase price is subject to adjustment based on conditions within the purchase agreement.

We are in the process of determining the fair values of the acquired assets and assumed liabilities. The initial accounting for the Hanley acquisition is incomplete due to the proximity of the transaction date to the filing of the Quarterly Report on Form 10-Q for the three months ended November 30, 2025. The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed are anticipated to be completed in the second quarter of fiscal year 2026.
On September 1, 2025, we completed the acquisition of Rebound Technologies Group Holdings Limited (“Rebound Technologies”) for cash consideration transferred of $133 million. Rebound Technologies is a global supply chain service provider headquartered in the United Kingdom offering end-to-end solutions including global sourcing, data driven analytics, proactive shortage management and obsolescence strategies. The final purchase price is subject to adjustment based on conditions within the purchase agreement.
The acquisition of Rebound Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $177 million, including $43 million in intangible assets and $47 million in goodwill, and liabilities assumed of $44 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on September 1, 2025. Pro forma information has not been provided as the acquisition of Rebound Technologies is not deemed to be significant.
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

The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $358 million, including $149 million in intangible assets and $142 million in goodwill, and liabilities assumed of $49 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period for assets acquired, liabilities assumed, and tax adjustments. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in our condensed consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
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
Cash and Cash Equivalents
As of November 30, 2025, we had approximately $1.6 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of November 30, 2025, could be repatriated to the United States without potential tax expense.

Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes	4.250% Senior Notes	5.450% Senior Notes	Borrowings under revolving credit facilities(1)	Total notes payable and credit facilities
Balance as of August 31, 2025	$499	$498	$595	$499	$497	$297	$—	$2,885
Borrowings	—	—	—	—	—	—	200	200
Payments	—	—	—	—	—	—	(200)	(200)
Other	—	—	—	1	1	—	—	2
Balance as of November 30, 2025	$499	$498	$595	$500	$498	$297	$—	$2,887
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Jun 18, 2030
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$4.0 billion

(1)As of November 30, 2025, we had $4.0 billion in available unused borrowing capacity under our revolving credit facilities, of which $3.2 billion was available under the senior unsecured credit agreement dated June 18, 2025 (the “Revolving Credit Facility”). The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of November 30, 2025, and August 31, 2025, we were in compliance with our debt covenants. Refer to Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of November 30, 2025.
The global asset-backed securitization program expires in January 2028 and the maximum amount of net cash proceeds available at any one time is $700 million.

The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $386 million and $372 million as of November 30, 2025, and August 31, 2025, respectively. During the three months ended November 30, 2025, we sold $1.1 billion of trade accounts receivable, and we received cash proceeds of $1.0 billion. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of November 30, 2025, and August 31, 2025, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 7 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
Following is a summary of the uncommitted trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$250
H	$2,000
I	$250
J	$250

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
In conjunction with our trade accounts receivable sale programs, we are required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $564 million and $927 million as of November 30, 2025, and August 31, 2025, respectively. During the three months ended November 30, 2025, we sold $3.7 billion of trade accounts receivable under these programs and we received cash proceeds of $3.7 billion. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Three months ended
	November 30, 2025	November 30, 2024
Net cash provided by operating activities	$323	$312
Net cash used in investing activities	(180)	(136)
Net cash used in financing activities	(503)	(312)
Effect of exchange rate changes on cash and cash equivalents	(1)	(7)
Net decrease in cash and cash equivalents	$(361)	$(143)

Operating Activities
Net cash provided by operating activities during the three months ended November 30, 2025, was primarily due to an increase in accounts payable, accrued expense and other liabilities and non-cash expenses and net income. Net cash provided by operating activities was partially offset by an increase in prepaid expenses and other current assets, an increase in accounts receivable, and an increase in contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily driven by the timing of purchases of customer-controlled consignment components and the timing of payments. The increase in accounts receivable is primarily driven by the timing of collections. The increase in contract assets is primarily due to timing of revenue recognition for the over time customers.
Investing Activities
Net cash used in investing activities during the three months ended November 30, 2025, consisted primarily of the acquisition of Rebound Technologies and capital expenditures, principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the three months ended November 30, 2025, was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by borrowings under debt agreements.
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
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(1)	Q4 FY 2025	$1,000	2.7	$600	$400

(1)As of November 30, 2025, 1.4 million shares had been repurchased for $300 million and $700 million remained available under the 2026 Share Repurchase Program. As of January 2, 2026, 2.7 million shares had been repurchased for $600 million and $400 million remained available under the 2026 Share Repurchase Program.
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

The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025		$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	0.0	1.8	$171.91
Q1 FY 2026	Q2 FY 2026	(1)	$45	0.2	0.0	0.2	$209.67
Q2 FY 2026	Q3 FY 2026		$200	0.8	(2)	(2)	$226.62

(1)In October 2025, we entered into ASR agreements to repurchase $45 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $45 million to participating financial institutions and received an initial delivery of shares of common stock. In December 2025, the ASR transaction was completed and the final receipt of shares were delivered.
(2)In December 2025, we entered into ASR agreements to repurchase $200 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $200 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
In addition, we repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended
	November 30, 2025		November 30, 2024
	Shares	Cost	Shares	Cost
Open market share repurchases(1)	1.2	$255	1.8	$232

(1)As of January 2, 2026, 1.7 million shares had been repurchased for $355 million through open market transactions under the 2026 Share Repurchase Program.
Warrants
On December 27, 2024, we issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC to acquire up to 1,158,539 of our ordinary shares of our (“Warrant Shares”) at an initial exercise price of $137.7671 per share. The Warrant allows for cashless exercise and expires December 27, 2031. The Warrant Shares are subject to vesting for payments for purchased products and services over the seven-year Warrant term.
The following table summarizes the Warrant activity for the three months ended November 30, 2025:

Warrant Shares
Outstanding as of August 31, 2025	1,098,957
Changes during the period
Shares granted	—
Shares vested	—
Outstanding as of November 30, 2025	1,098,957
Exercisable as of November 30, 2025	59,582
Contractual Obligations
As of the date of this report, other than the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2025, to our contractual obligations and commitments and the related cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of the date of this report, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of November 30, 2025. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended November 30, 2025, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
See the discussion in Note 17 - “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
For information regarding risk factors that could affect our business, results of operations, financial condition or future results included in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025. For further information on our forward-looking statements see Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended November 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
September 1, 2025 – September 30, 2025	410,588	$212.30	410,588	$913
October 1, 2025 – October 31, 2025	1,335,916	$204.77	1,021,680	$700
November 1, 2025 – November 30, 2025	100	$189.92	100	$700
Total	1,746,604	$206.54	1,432,368

(1)The purchases include amounts that are attributable to 314,236 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
(2)In July 2025, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 17, 2025 (the “2026 Share Repurchase Program”). For more information, see “Liquidity and Capital Resources - Dividends and Share Repurchases”.
In December 2024, we issued a warrant to Amazon.com NV Investment Holdings LLC to acquire up to 1,158,539 of our ordinary shares as reported in a Current Report on Form 8-K filed on January 3, 2025. Refer to Note 10 – “Stockholders’ Equity” to the Condensed Consolidated Financial Statements for further details.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the three months ended November 30, 2025, no director or “officer” of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:
As previously disclosed, on July 8, 2025, Michael Dastoor, Jabil’s Chief Executive Officer and a director on Jabil’s board, entered into a Rule 10b5-1 plan with a duration of twelve months, for the sale of up to 54,381 shares of Jabil common stock. On October 20, 2025, Mr. Dastoor terminated this plan. On October 21, 2025, Mr. Dastoor entered into a new Rule 10b5-1 plan with an approximate duration of eighteen months, unless earlier terminated pursuant to the terms of the trading arrangement, for the sale of up to 27,956 shares of Jabil common stock.

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
		8-K	10.1	6/24/2025

10.3†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).

10.4†* **	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).

10.5†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU).

10.6†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU – Non-Retirement Eligible).

10.7†*	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU – Non-Retirement Eligible, Three-Year Cliff Vesting).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of November 30, 2025 and August 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended November 30, 2025 and November 30, 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2025 and November 30, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended November 30, 2025 and November 30, 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2025 and November 30, 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: January 9, 2026	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

Date: January 9, 2026	By:	/s/ GREGORY B. HEBARD
Gregory B. Hebard Chief Financial Officer