Form 10-Q
period 2026-02-28
JABIL INC
filed 2026-04-08
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 1, 2026, there were 105,502,622 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	February 28, 2026 (Unaudited)	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,830	$1,933
Accounts receivable, net of allowance for credit losses	4,390	4,039
Contract assets	1,270	1,057
Inventories, net of reserve for excess and obsolete inventory	4,972	4,681
Prepaid expenses and other current assets	2,547	2,010
Total current assets	15,009	13,720
Property, plant and equipment, net of accumulated depreciation of $5,071 as of February 28, 2026, and $4,970 as of August 31, 2025	2,840	2,847
Operating lease right-of-use assets	487	462
Goodwill	1,229	841
Intangible assets, net of accumulated amortization	648	273
Deferred income taxes	147	141
Other assets	268	259
Total assets	$20,628	$18,543
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$500	$499
Accounts payable	8,517	7,937
Accrued expenses	5,695	5,185
Current operating lease liabilities	99	93
Total current liabilities	14,811	13,714
Notes payable and long-term debt, less current installments	3,376	2,386
Other liabilities	405	345
Non-current operating lease liabilities	414	388
Income tax liabilities	131	113
Deferred income taxes	142	80
Total liabilities	19,279	17,026
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 279,404,569 and 278,092,060 shares issued and 105,818,234 and 107,480,895 shares outstanding as of February 28, 2026 and August 31, 2025, respectively	—	—
Additional paid-in capital	3,149	3,047
Retained earnings	6,733	6,382
Accumulated other comprehensive loss	—	(17)
Treasury stock at cost, 173,586,335 and 170,611,165 shares as of February 28, 2026 and August 31, 2025, respectively	(8,538)	(7,899)
Total Jabil Inc. stockholders’ equity	1,344	1,513
Noncontrolling interests	5	4
Total equity	1,349	1,517
Total liabilities and equity	$20,628	$18,543
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net revenue	$8,282	$6,728	$16,587	$13,722
Cost of revenue	7,536	6,152	15,099	12,540
Gross profit	746	576	1,488	1,182
Operating expenses:
Selling, general and administrative	329	256	673	561
Research and development	7	7	14	15
Amortization of intangibles	23	15	42	28
Restructuring, severance and related charges	5	45	81	128
Loss from the divestiture of businesses	2	—	—	—
Acquisition and divestiture related charges	6	8	21	8
Operating income	374	245	657	442
Other expense	31	24	60	44
Interest expense, net	43	37	77	75
Income before income tax	300	184	520	323
Income tax expense	78	67	152	106
Net income	222	117	368	217
Net loss attributable to noncontrolling interests, net of tax	(1)	—	(1)	—
Net income attributable to Jabil Inc.	$223	$117	$369	$217
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$2.10	$1.07	$3.46	$1.95
Diluted	$2.08	$1.06	$3.43	$1.93
Weighted average shares outstanding:
Basic	106.0	110.0	106.5	111.3
Diluted	106.9	111.1	107.6	112.6

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net income	$222	$117	$368	$217
Other comprehensive income (loss), net of tax:
Change in foreign currency translation	4	(3)	—	(6)
Change in derivative instruments	17	11	15	7
Actuarial loss	—	(1)	—	(1)
Prior service credit	1	1	2	2
Total other comprehensive income	22	8	17	2
Comprehensive income	$244	$125	$385	$219
Comprehensive loss attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive income attributable to Jabil Inc.	$245	$125	$386	$219
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Total stockholders' equity, beginning balances	$1,347	$1,593	$1,517	$1,737
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	3,108	3,002	3,047	2,841
Shares issued under employee stock purchase plan	39	33	39	33
Disposition of noncontrolling interest	—	—	—	2
Treasury shares purchased	(25)	(46)	(29)	69
Recognition of stock-based compensation	25	18	88	62
Reclassification of liability award	—	4	—	4
Provision for common stock warrant	2	1	4	1
Ending balances	3,149	3,012	3,149	3,012
Retained earnings:
Beginning balances	6,519	5,851	6,382	5,760
Declared dividends	(9)	(8)	(18)	(17)
Net income attributable to Jabil Inc.	223	117	369	217
Ending balances	6,733	5,960	6,733	5,960
Accumulated other comprehensive loss:
Beginning balances	(22)	(52)	(17)	(46)
Total other comprehensive income	22	8	17	2
Ending balances	—	(44)	—	(44)
Treasury stock:
Beginning balances	(8,261)	(7,208)	(7,899)	(6,818)
Purchases of treasury stock under employee stock plans	—	(1)	(65)	(41)
Treasury shares purchased	(275)	(358)	(571)	(705)
Excise taxes related to treasury shares purchased	(2)	(3)	(3)	(6)
Ending balances	(8,538)	(7,570)	(8,538)	(7,570)
Noncontrolling interests:
Beginning balances	3	—	4	—
Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Other noncontrolling interest activity	1	—	—	—
Capital contribution of noncontrolling interest	2	—	2	—
Ending balances	5	—	5	—
Total stockholders' equity, ending balances	$1,349	$1,358	$1,349	$1,358

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six months ended
	February 28, 2026	February 28, 2025
Cash flows provided by operating activities:
Net income	$368	$217
Depreciation, amortization, and other, net	449	373
Change in operating assets and liabilities, exclusive of net assets acquired	(83)	56
Net cash provided by operating activities	734	646
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(198)	(213)
Proceeds and advances from sale of property, plant and equipment	96	54
Cash paid for business and intangible asset acquisitions, net of cash	(848)	(361)
Other, net	(13)	17
Net cash used in investing activities	(963)	(503)
Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	1,678	334
Payments toward debt agreements	(897)	(414)
Payments to acquire treasury stock	(600)	(636)
Dividends paid to stockholders	(18)	(19)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	39	33
Treasury stock minimum tax withholding related to vesting of restricted stock	(65)	(41)
Other, net	(17)	(3)
Net cash provided by (used in) financing activities	120	(746)
Effect of exchange rate changes on cash and cash equivalents	6	(6)
Net decrease in cash and cash equivalents	(103)	(609)
Cash and cash equivalents at beginning of period	1,933	2,201
Cash and cash equivalents at end of period	$1,830	$1,592
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2025. Results for the six months ended February 28, 2026, are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2026.
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
In conjunction with the trade accounts receivable sale programs, the Company is required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $682 million and $927 million as of February 28, 2026, and August 31, 2025, respectively. Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The following is a summary of the Company’s uncommitted trade accounts receivable sale programs with unaffiliated financial institutions where the Company may elect to sell receivables and the unaffiliated financial institution may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$250
H	$2,000
I	$250
J	$250
K	$200

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Trade accounts receivable sold	$4,750	$2,027	$8,499	$3,713
Cash proceeds received	$4,730	$2,016	$8,462	$3,692
Pre-tax losses on sale of receivables(1)	$20	$11	$37	$21

(1)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	February 28, 2026	August 31, 2025
Raw materials	$4,154	$3,905
Work in process	306	335
Finished goods	584	508
Reserve for excess and obsolete inventory	(72)	(67)
Inventories, net	$4,972	$4,681
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of February 28, 2026, and August 31, 2025, the Company had $1.5 billion and $1.1 billion, respectively, of components included in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
4. Leases
During fiscal year 2026, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of February 28, 2026, were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)(2)	$77	$14	$26	$24	$13
Finance lease obligations(1)(2)	$48	$2	$40	$6	$—

(1)Excludes $80 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(2)Excludes $157 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

5. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended February 28, 2026 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of August 31, 2025	$673	$76	$92	$841
Acquisitions and adjustments(1)	—	383	—	383
Change in foreign currency exchange rates	5	—	—	5
Balance as of February 28, 2026	$678	$459	$92	$1,229

(1)In connection with the acquisitions of Hanley Energy Group (“Hanley”) and Rebound Technologies Group Holdings Limited (“Rebound Technologies”) during the fiscal year 2026. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	February 28, 2026		August 31, 2025
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$2,249	$1,020	$1,861	$1,020
The following table presents the Company’s total purchased intangible assets as of the periods indicated (in millions):

	Weighted Average Amortization Period (in years)	February 28, 2026(1)			August 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$750	$(312)	$438	$494	$(292)	$202
Intellectual property	7	347	(191)	156	240	(182)	58
Finite-lived trade names	6	186	(132)	54	132	(119)	13
Total intangible assets	10	$1,283	$(635)	$648	$866	$(593)	$273

(1)In connection with the acquisition of Hanley, the Company acquired $366 million of identifiable intangible assets, including $235 million assigned to contractual agreements and customer relationships, $86 million assigned to intellectual property and $46 million assigned to finite-lived trade names. In connection with the acquisition of Rebound Technologies, the Company acquired $48 million of identifiable intangible assets. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
Intangible asset amortization during the three months and six months ended February 28, 2026 was approximately $23 million and $42 million, respectively. Intangible asset amortization during the three months and six months ended February 28, 2025 was approximately $15 million and $28 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2026	$48
2027	94
2028	88
2029	79
2030	77
Thereafter	262
Total	$648

6. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of February 28, 2026, and August 31, 2025, are summarized below (in millions):

	Maturity Date	February 28, 2026	August 31, 2025
3.950% Senior Notes	Jan 12, 2028	$499	$499
3.600% Senior Notes	Jan 15, 2030	498	498
3.000% Senior Notes	Jan 15, 2031	595	595
1.700% Senior Notes(1)	Apr 15, 2026	500	499
4.250% Senior Notes	May 15, 2027	498	497
5.450% Senior Notes	Feb 1, 2029	298	297
4.200% Senior Notes(1)	Feb 1, 2029	497	—
4.750% Senior Notes(1)	Feb 1, 2033	491	—
Borrowings under credit facilities(2)	Jun 18, 2030	—	—
Total notes payable and long-term debt		3,876	2,885
Less current installments of notes payable and long-term debt		500	499
Notes payable and long-term debt, less current installments		$3,376	$2,386

(1)On January 23, 2026, the Company issued $500 million aggregate principal amount of 4.200% Senior Notes due 2029 (the “4.200% Senior Notes”) and $500 million aggregate principal amount of 4.750% Senior Notes due 2033 (the “4.750% Senior Notes”) in an underwritten public offering. The Company intends to use the net proceeds for general corporate purposes, including the repayment of the $500 million aggregate principal amount of 1.700% Senior Notes due in April 2026.
(2)As of February 28, 2026, the Company had $4.2 billion in available unused borrowing capacity under its revolving credit facilities, of which $3.2 billion was available under the senior unsecured credit agreement dated June 18, 2025 (the “Revolving Credit Facility”). The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250%, 5.450%, 4.200% or 4.750% Senior Notes upon a change of control. As of February 28, 2026, and August 31, 2025, the Company was in compliance with its debt covenants.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2026.
The global asset-backed securitization program expires in January 2028 and the maximum amount of net cash proceeds available at any one time is $700 million.
The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $411 million and $372 million as of February 28, 2026, and August 31, 2025, respectively. Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Trade accounts receivable sold	$1,078	$980	$2,136	$2,047
Cash proceeds received(1)	$1,070	$970	$2,118	$2,025
Pre-tax losses on sale of receivables(2)	$8	$10	$18	$22

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of February 28, 2026, and August 31, 2025, the Company was in compliance with all covenants under the global asset-backed securitization program.
8. Accrued Expenses
Accrued expenses consist of the following (in millions):

	February 28, 2026	August 31, 2025
Inventory deposits	$1,212	$1,205
Contract liabilities(1)	1,040	1,016
Accrued compensation and employee benefits	634	756
Other accrued expenses	2,809	2,208
Accrued expenses	$5,695	$5,185

(1)Revenue recognized during the three months and six months ended February 28, 2026 that was included in the contract liability balance as of August 31, 2025, was $177 million and $364 million, respectively. Revenue recognized during the three months and six months ended February 28, 2025 that was included in the contract liability balance as of August 31, 2024, was $139 million and $289 million, respectively.
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

All derivative instruments are recorded gross on the Condensed Consolidated Balance Sheets at their respective fair values. Changes in fair value of derivative instruments are recorded in the Condensed Consolidated Statements of Operations, or as a component of accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets.
Foreign Currency Risk Management
The Company enters into forward foreign exchange contracts to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses.
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of these outstanding contracts as of February 28, 2026, and August 31, 2025, was $499 million and $433 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2026, and February 28, 2027.
Net Investment Hedges
In addition, the Company has entered into forward foreign exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount of these outstanding contracts are as follows (in millions):

Maturity date	February 28, 2026	August 31, 2025
October 2025	$—	$103
January 2026	—	200
April 2026	44	42
July 2026	166	45
October 2026	59	—
July 2027	117	—
Total	$386	$390
Gains and losses on derivative instruments designated as cash flow hedges and derivative instruments designated as net investment hedges recognized in OCI and reclassified from AOCI into earnings were not material during the three months and six months ended February 28, 2026, and 2025. Gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material during the three months and six months ended February 28, 2026, and 2025.
Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The Company may also enter into forward foreign exchange contracts to economically hedge the foreign currency exposure related to the purchase price for a pending acquisition. The aggregate notional amount of these outstanding contracts as of February 28, 2026, and August 31, 2025, was $2.7 billion and $3.2 billion, respectively.
Gains and losses on derivative instruments not designated as hedging instruments recognized in earnings were not material during the three months and six months ended February 28, 2026, and 2025.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of February 28, 2026, there are no outstanding interest rate swaps.

Contemporaneously with the issuance of the 4.750% Senior Notes in January 2026, the Company settled cash flow hedges with an aggregate notional amount of $400 million, with various effective dates from March 2025 through December 2025. The cash received for the cash flow hedges at settlement was immaterial. The settled cash flow hedges are recorded in the Condensed Consolidated Balance Sheets as a component of AOCI and are amortized to interest expense, net in the Condensed Consolidated Statements of Operations.
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Restricted stock units	$19	$15	$77	$55
Employee stock purchase plan	8	6	13	10
Total	$27	$21	$90	$65
As of February 28, 2026, the shares available to be issued under the 2021 Equity Incentive Plan were 6,556,271.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the six months ended February 28, 2026, and 2025, the Company awarded approximately 0.4 million and 0.6 million time-based restricted stock units, respectively, 0.1 million and 0.1 million performance-based restricted stock units, respectively, and 0.1 million and 0.1 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

February 28, 2026
Unrecognized stock-based compensation expense – restricted stock units	$92
Remaining weighted-average period for restricted stock units expense	1.5 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Common stock outstanding:
Beginning balances	106,822,960	111,693,059	107,480,895	113,744,167
Shares issued under employee stock purchase plan	210,729	355,851	210,750	355,851
Vesting of restricted stock	13,111	6,419	1,101,759	1,089,031
Purchases of treasury stock under employee stock plans	(873)	(991)	(315,109)	(323,991)
Treasury shares purchased	(1,227,693)	(2,514,534)	(2,660,061)	(5,325,254)
Ending balances	105,818,234	109,539,804	105,818,234	109,539,804

Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(1)	Q4 FY 2025	$1,000	3.0	$666	$334

(1)As of February 28, 2026, 2.7 million shares had been repurchased for $600 million and $400 million remained available under the 2026 Share Repurchase Program. As of April 1, 2026, 3.0 million shares had been repurchased for $666 million and $334 million remained available under the 2026 Share Repurchase Program.
Under ASR agreements, the Company makes payments to the participating financial institutions and receives an initial delivery of shares of common stock. The final number of shares delivered upon settlement of the ASR agreements is determined based on a discount to the volume weighted average price of the Company’s common stock during the term of the agreements. At the time the shares are received by the Company, the initial delivery and the final delivery of shares upon settlement of the ASR agreements results in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025		$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	0.0	1.8	$171.91
Q1 FY 2026	Q2 FY 2026	(1)	$45	0.2	0.0	0.2	$209.67
Q2 FY 2026	Q3 FY 2026	(2)	$200	0.8	0.0	0.8	$246.29

(1)In October 2025, the Company entered into ASR agreements to repurchase $45 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $45 million to participating financial institutions and received an initial delivery of shares of common stock. In December 2025, the ASR transaction was completed and the final delivery of shares of common stock was received.
(2)In December 2025, the Company entered into ASR agreements to repurchase $200 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $200 million to participating financial institutions and received an initial delivery of shares of common stock. In March 2026, the ASR transaction was completed and the final delivery of shares of common stock was received.
In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Six months ended
	February 28, 2026		February 28, 2025		February 28, 2026		February 28, 2025
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	0.5	$100	0.7	$94	1.7	$355	2.5	$326

(1)As of April 1, 2026, 2.0 million shares had been repurchased for $421 million through open market transactions under the 2026 Share Repurchase Program.
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

The following table summarizes the Warrant activity for the six months ended February 28, 2026:

Warrant Shares
Outstanding as of August 31, 2025	1,098,957
Changes during the period
Shares granted	—
Shares vested	—
Outstanding as of February 28, 2026	1,098,957
Exercisable as of February 28, 2026	59,582
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2026, the Company’s five largest customers accounted for approximately 38% of its net revenue and 78 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce operating segments.
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

The following tables set forth operating segment information (in millions):

	Three months ended
	February 28, 2026				February 28, 2025
	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Point in time	$127	$2,358	$427	$2,912	$133	$1,217	$365	$1,715
Over time	2,899	1,670	801	5,370	2,608	1,430	975	5,013
Net revenue	$3,026	$4,028	$1,228	$8,282	$2,741	$2,647	$1,340	$6,728
Segment expenses	$2,881	$3,797	$1,168	$7,846	$2,609	$2,506	$1,279	$6,394
Segment income	$145	$231	$60	$436	$132	$141	$61	$334
Segment income margin	4.8%	5.7%	4.9%	5.3%	4.8%	5.3%	4.5%	5.0%

	Six months ended
	February 28, 2026				February 28, 2025
	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Point in time	$251	$4,683	$952	$5,886	$268	$2,323	$820	$3,411
Over time	5,848	3,198	1,655	10,701	5,430	2,820	2,061	10,311
Net revenue	$6,099	$7,881	$2,607	$16,587	$5,698	$5,143	$2,881	$13,722
Segment expenses	$5,777	$7,448	$2,472	$15,697	$5,428	$4,882	$2,731	$13,041
Segment income	$322	$433	$135	$890	$270	$261	$150	$681
Segment income margin	5.3%	5.5%	5.2%	5.4%	4.7%	5.1%	5.2%	5.0%

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Segment income	$436	$334	$890	$681
Reconciling items:
Amortization of intangibles	(23)	(15)	(42)	(28)
Stock-based compensation expense and related charges	(27)	(21)	(90)	(65)
Restructuring, severance and related charges(1)	(5)	(45)	(81)	(128)
Business interruption and impairment charges, net(2)	—	—	—	(9)
Loss from the divestiture of businesses	(2)	—	—	—
Acquisition and divestiture related charges(3)	(6)	(8)	(21)	(8)
Other expense (net of periodic benefit cost)	(30)	(24)	(59)	(45)
Interest expense, net	(43)	(37)	(77)	(75)
Income before income tax	$300	$184	$520	$323

(1)Charges recorded during the three months and six months ended February 28, 2026, relate to targeted restructuring activities to optimize our cost structure and improve operational efficiencies. Charges recorded during the three months and six months ended February 28, 2025, primarily related to the 2025 Restructuring Plan.
(2)Charges recorded during the six months ended February 28, 2025, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida, and Asheville and Hendersonville, North Carolina. Charges are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)Charges recorded during the three months and six months ended February 28, 2026, include $11 million and $8 million, respectively, of gains on forward foreign exchange contracts in connection with the acquisition of Hanley Energy Group.

	February 28, 2026	August 31, 2025
Total assets:
Regulated Industries	$6,590	$6,262
Intelligent Infrastructure	5,007	3,739
Connected Living and Digital Commerce	2,248	2,199
Other non-allocated assets	6,783	6,343
Total	$20,628	$18,543
The Company operates in approximately 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Foreign source revenue	72.6%	77.0%	72.7%	78.9%
12. Restructuring, Severance, and Related Charges
The following is a summary of the Company’s restructuring, severance, and related charges (in millions):

	Three months ended		Six months ended
	February 28, 2026(1)	February 28, 2025(2)	February 28, 2026(1)	February 28, 2025(2)
Employee severance and benefit costs	$1	$18	$33	$45
Lease costs	—	1	—	4
Asset write-off costs	1	4	32	27
Other costs	3	22	16	52
Total restructuring, severance and related charges(3)	$5	$45	$81	$128

(1)Primarily related to targeted restructuring activities to optimize our cost structure and improve operational efficiencies.
(2)Primarily related to the 2025 Restructuring Plan.
(3)Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
The following table presents the Company’s restructuring, severance, and related charges disaggregated by segment (in millions):

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Total restructuring, severance and related charges:
Regulated Industries	$1	$3	$46	$24
Intelligent Infrastructure	1	21	6	50
Connected Living and Digital Commerce	3	(1)	28	5
Non-allocated charges	—	22	1	49
Total	$5	$45	$81	$128

The table below summarizes the Company’s liability activity during the six months ended February 28, 2026 (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2025	$16	$—	$—	$17	$33
Restructuring related charges	33	—	32	16	81
Asset write-off charge and other non-cash activity	—	—	(32)	(12)	(44)
Cash payments	(34)	—	—	(9)	(43)
Balance as of February 28, 2026	$15	$—	$—	$12	$27
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
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	26.2%	36.2%	29.3%	32.7%
The effective income tax rate differed for the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by strengthened performance in tax jurisdictions with existing valuation allowances for the three and six months ended February 28, 2026 and (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the six months ended February 28, 2025.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and six months ended February 28, 2026 and 2025, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in Malaysia, Singapore, and Vietnam, and (iv) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the six months ended February 28, 2025.
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

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Restricted stock units	231.9	334.3	231.9	334.3
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the six months ended February 28, 2026, and 2025 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2026:	October 16, 2025	$0.08	$9	November 17, 2025	December 2, 2025
	January 22, 2026	$0.08	$9	February 17, 2026	March 3, 2026
Fiscal Year 2025:	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024
	January 23, 2025	$0.08	$8	February 18, 2025	March 4, 2025
15. Business Acquisitions and Divestitures
Acquisitions
Fiscal Year 2026
On January 2, 2026, the Company completed the acquisition of Hanley Energy Group (“Hanley”) for cash consideration transferred of $748 million. Pursuant to the purchase agreement, the Company recorded the estimated fair value of contingent consideration obligations subject to achieving future revenue thresholds. Hanley is a provider of energy management and critical power solutions serving the data center infrastructure market. The final purchase price is subject to adjustment based on conditions within the purchase agreement. The acquisition will help expand Jabil’s rack-level data center infrastructure capabilities and solutions.
The acquisition of Hanley was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $899 million, including $366 million in intangible assets and $340 million in goodwill, and liabilities assumed of $151 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period as the Company receives final information and completes its analysis. The primary areas that may be subject to revision include fair values of intangible assets, goodwill, and related tax attributes. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. Goodwill is primarily attributable to expected synergies in data center power management. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on January 2, 2026. Pro forma information has not been provided as the acquisition of Hanley is not deemed to be significant.
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

The acquisition of Rebound Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $176 million, including $48 million in intangible assets and $44 million in goodwill, and liabilities assumed of $43 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period as the Company receives final information and completes its analysis. The primary areas that may be subject to revision include fair values of intangible assets, goodwill and related tax attributes. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on September 1, 2025. Pro forma information has not been provided as the acquisition of Rebound Technologies is not deemed to be significant.
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

16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. Cash equivalents consist of investments that are readily convertible to cash with original maturities of 90 days or less and are classified within Level 1 of the fair value hierarchy. As of February 28, 2026 and August 31, 2025, there were $627 million and $392 million of cash equivalents, respectively.
The fair value of forward foreign exchange contracts were not material to the Company’s Condensed Consolidated Balance Sheets as of February 28, 2026 and August 31, 2025.
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

			February 28, 2026		August 31, 2025
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 6)
3.950% Senior Notes	Level 2	(1)	$499	$499	$499	$496
3.600% Senior Notes	Level 2	(1)	$498	$487	$498	$480
3.000% Senior Notes	Level 2	(1)	$595	$563	$595	$551
1.700% Senior Notes	Level 2	(1)	$500	$498	$499	$492
4.250% Senior Notes	Level 2	(1)	$498	$502	$497	$500
5.450% Senior Notes	Level 2	(1)	$298	$311	$297	$308
4.200% Senior Notes	Level 2	(1)	$497	$501	$—	$—
4.750% Senior Notes	Level 2	(1)	$491	$498	$—	$—

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

JABIL INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “should,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should these risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures we make on related subjects. Factors that might cause such differences include, but are not limited to, those discussed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2025 such as, scheduling production, managing growth and capital expenditures and maximizing the efficiency of our manufacturing capacity effectively; managing rapid declines or increases in customer demand and other related customer challenges that may occur; our dependence on a limited number of customers; our ability to purchase components efficiently and reliance on a limited number of suppliers for critical components; risks arising from relationships with emerging companies; changes in technology and competition in our industry; our ability to introduce new business models or programs requiring implementation of new competencies; competition; transportation issues; our ability to maintain our engineering, technological and manufacturing expertise; retaining key personnel; risks associated with international sales and operations, including geopolitical uncertainties and trade disputes that have resulted in tariffs and other protectionist measures and could result in further such actions in the future; energy price increases or shortages; our ability to achieve expected profitability from acquisitions; risk arising from our restructuring activities; issues involving our information systems, including security issues; regulatory risks (including the expense of complying, or failing to comply, with applicable regulations; risk arising from design or manufacturing defects; risk arising from compliance, or failure to comply, with environmental, health and safety laws or regulations, risks arising from litigation and intellectual property risk); financial risks (including customers or suppliers who become financially troubled; turmoil in financial markets; tax risks; credit rating risks; risks of exposure to debt; currency fluctuations; and asset impairment); changes in financial accounting standards or policies; risk of natural disaster, climate change or other global events; and risks arising from expectations relating to environmental, social and governance considerations. References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Inc. together with its consolidated subsidiaries, except where the context otherwise requires.

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
We conduct our operations in facilities that are located worldwide, including but not limited to China, Malaysia, Mexico, and the United States. We derived a substantial majority, 72.6% and 72.7% of net revenue from our international operations for the three months and six months ended February 28, 2026. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down tariffs imposed under the International Emergency Economic Powers Act, including, among others, tariffs on imports of certain Canadian, Chinese, and Mexican goods, a universal baseline tariff on imports from most countries, and reciprocal tariffs on select countries. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. We continue to monitor the situation, including any potential refunds of such tariffs, and evaluate the impact on our results of operations. No potential refunds have been recorded in the Condensed Consolidated Financial Statements as we cannot reasonably estimate the financial impact. For additional information, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, for further discussion of the items disclosed in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section as of February 28, 2026, contained herein.

Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Net revenue	$8,282	$6,728	$16,587	$13,722
Gross profit	$746	$576	$1,488	$1,182
Operating income	$374	$245	$657	$442
Net income attributable to Jabil Inc.	$223	$117	$369	$217
Earnings per share – basic	$2.10	$1.07	$3.46	$1.95
Earnings per share – diluted	$2.08	$1.06	$3.43	$1.93
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 28, 2026	November 30, 2025	February 28, 2025
Sales cycle(1)	21 days	17 days	33 days
Inventory turns (annualized)(2)	5 turns	5 turns	4 turns
Days in accounts receivable(3)	48 days	48 days	50 days
Days in inventory(4)	75 days	70 days	80 days
Days in accounts payable(5)	102 days	100 days	97 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended February 28, 2026, the decrease in days in accounts receivable from the three months ended February 28, 2025, was primarily driven by an increase in net revenue and the timing of payments.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2026, the increase in days in inventory from the prior sequential quarter was primarily to support expected sales levels in the third quarter of fiscal year 2026. During the three months ended February 28, 2026, the decrease in days in inventory from the three months ended February 28, 2025, was primarily driven by higher consumption of inventory to support sales during the quarter and improved working capital management.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended February 28, 2026, the increase in days in accounts payable from the prior sequential quarter, was primarily due to timing of purchases and cash payments during the quarter. During the three months ended February 28, 2026, the increase in days in accounts payable from the three months ended February 28, 2025, was primarily due to higher purchases of customer-controlled consignment components and timing of cash payments.

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

	Three months ended			Six months ended
(dollars in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Net revenue	$8,282	$6,728	23.1%	$16,587	$13,722	20.9%
Net revenue increased during the three months ended February 28, 2026, compared to the three months ended February 28, 2025. Specifically, the Intelligent Infrastructure segment net revenue increased 52% primarily due to: (i) a 42% increase in revenues from existing customers within our cloud and data center infrastructure business, (ii) a 5% increase in revenues from existing customers within our capital equipment business, and (iii) a 5% increase in revenues from existing customers within our networking and communications business. The Regulated Industries segment net revenue increased 10% primarily due to: (i) a 6% increase in revenues from existing customers within our automotive and transportation business, (ii) a 3% increase in revenues from existing customers within our renewable energy infrastructure business, and (iii) a 1% increase in revenues from existing customers within our healthcare and packaging business. The Connected Living and Digital Commerce segment net revenue decreased 8% primarily due to a 13% decrease in revenues from existing customers within our connected living business. The decrease was partially offset by a 5% increase in revenues from existing customers within our digital commerce business.
Net revenue increased during the six months ended February 28, 2026, compared to the six months ended February 28, 2025. Specifically, the Intelligent Infrastructure segment net revenue increased 53% primarily due to: (i) a 45% increase in revenues from existing customers within our cloud and data center infrastructure business, (ii) a 6% increase in revenues from existing customers within our capital equipment business, and (iii) a 2% increase in revenues from existing customers within our networking and communications business. The Regulated Industries segment net revenue increased 7% primarily due to: (i) a 3% increase in revenues from existing customers within our renewable energy infrastructure, (ii) a 3% increase in revenues from existing customers within our automotive and transportation business, and (iii) a 1% increase in revenues from existing customers within our healthcare and packaging business. The Connected Living and Digital Commerce segment net revenue decreased 10% primarily due to a 13% decrease in revenues from existing customers within our connected living business. The decrease was partially offset by a 3% increase in revenues from existing customers within our digital commerce business.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Regulated Industries	36%	41%	37%	42%
Intelligent Infrastructure	49%	39%	47%	37%
Connected Living and Digital Commerce	15%	20%	16%	21%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Foreign source revenue	72.6%	77.0%	72.7%	78.9%
Gross Profit

	Three months ended		Six months ended
(dollars in millions)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Gross profit	$746	$576	$1,488	$1,182
Percent of net revenue	9.0%	8.6%	9.0%	8.6%
Gross profit as a percentage of net revenue increased for the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025, primarily due to product mix.
Selling, General and Administrative

	Three months ended			Six months ended
(in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Selling, general and administrative	$329	$256	$73	$673	$561	$112
Selling, general and administrative expenses increased during the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025, primarily due to an increase in salary and salary related expenses, including salary and salary related expenses resulting from the acquisitions of Hanley Energy Group (“Hanley”), Rebound Technologies Group Holdings Limited (“Rebound Technologies”), and Pharmaceutics International, Inc. (“Pii”).
Research and Development

	Three months ended		Six months ended
(dollars in millions)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Research and development	$7	$7	$14	$15
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025.
Amortization of Intangibles

	Three months ended			Six months ended
(in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Amortization of intangibles	$23	$15	$8	$42	$28	$14

Amortization of intangibles increased during the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025, primarily due to additional amortization associated with intangible assets related to the acquisitions of Hanley, Rebound Technologies, and Pii. The increase is partially offset by a decrease in amortization related to the Green Point trade name, which was fully amortized during the three months ended February 28, 2026.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Restructuring, Severance and Related Charges

	Three months ended			Six months ended
(in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Restructuring, severance and related charges	$5	$45	$(40)	$81	$128	$(47)
Restructuring, severance, and related charges decreased during the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025, primarily due to higher restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the three months and six months ended February 28, 2025. The decrease is partially offset by restructuring, severance, and related charges, related to targeted restructuring activities to optimize our cost structure and improve operational efficiencies, during the three months and six months ended February 28, 2026.
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
Loss from the Divestiture of Businesses

	Three months ended			Six months ended
(in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Loss from the divestiture of businesses	$2	$—	$2	$—	$—	$—
Loss from the divestiture of businesses remained relatively consistent during the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025.
Acquisition and Divestiture Related Charges

	Three months ended			Six months ended
(in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Acquisition and divestiture related charges	$6	$8	$(2)	$21	$8	$13
Acquisition and divestiture related charges recorded during the three months and six months ended February 28, 2026, related primarily to transaction costs incurred in connection with pursuing acquisition opportunities. Additionally, we recorded $11 million and $8 million, respectively, of gains on forward foreign exchange contracts in connection with the acquisition of Hanley.

See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Other Expense

	Three months ended			Six months ended
(in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Other expense	$31	$24	$7	$60	$44	$16
Other expense increased during the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025, primarily due to an increase in fees related to higher utilization on our trade accounts receivable sales programs. The increase was partially offset by lower interest rates related to these programs.
Interest Expense, Net

	Three months ended			Six months ended
(in millions)	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Interest expense, net	$43	$37	$6	$77	$75	$2
Interest expense, net remained relatively consistent during the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025.
Income Tax Expense

	Three months ended			Six months ended
	February 28, 2026	February 28, 2025	Change	February 28, 2026	February 28, 2025	Change
Effective income tax rate	26.2%	36.2%	(10.0)%	29.3%	32.7%	(3.4)%
The effective income tax rate differed for the three months and six months ended February 28, 2026, compared to the three months and six months ended February 28, 2025, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by strengthened performance in tax jurisdictions with existing valuation allowances for the three and six months ended February 28, 2026 and (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the six months ended February 28, 2025.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries, including countries in which we have tax incentives, continue to implement a 15% global minimum corporate tax framework. OECD guidance issued January 5, 2026 provides that U.S. parented multinationals may be exempt from aspects of the global minimum tax; however, timing and manner of adoption of such guidance may vary by country. We do not currently expect a material impact to our effective tax rate for the fiscal year ending August 31, 2026.
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through the fiscal year ended August 31, 2027. The OBBBA did not have a material impact to our condensed consolidated financial statements for the three months and six months ended February 28, 2026; however, we will continue to monitor developments and evaluate any potential future impacts.

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
Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Six months ended
(in millions, except for per share data)	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Operating income (U.S. GAAP)	$374	$245	$657	$442
Amortization of intangibles	23	15	42	28
Stock-based compensation expense and related charges	27	21	90	65
Restructuring, severance and related charges(1)	5	45	81	128
Net periodic benefit (credit) cost	(1)	—	(1)	1
Business interruption and impairment charges, net(2)	—	—	—	9
Loss from the divestiture of businesses	2	—	—	—
Acquisition and divestiture related charges(3)	6	8	21	8
Adjustments to operating income	62	89	233	239
Core operating income (Non-GAAP)	$436	$334	$890	$681
Net income attributable to Jabil Inc. (U.S. GAAP)	$223	$117	$369	$217
Adjustments to operating income	62	89	233	239
Net periodic benefit credit (cost)	1	—	1	(1)
Adjustments for taxes	2	9	(6)	(12)
Core earnings (Non-GAAP)	$288	$215	$597	$443
Diluted earnings per share (U.S. GAAP)	$2.08	$1.06	$3.43	$1.93
Diluted core earnings per share (Non-GAAP)	$2.69	$1.94	$5.55	$3.94
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	106.9	111.1	107.6	112.6

(1)Charges recorded during the three months and six months ended February 28, 2026, relate to targeted restructuring activities to optimize our cost structure and improve operational efficiencies. Charges recorded during the three months and six months ended February 28, 2025, primarily related to the 2025 Restructuring Plan.
(2)Charges recorded during the six months ended February 28, 2025, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina. Charges are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)Charges recorded during the three months and six months ended February 28, 2026, include $11 million and $8 million, respectively, of gains on forward foreign exchange contracts in connection with the acquisition of Hanley Energy Group.
Adjusted Free Cash Flow

	Six months ended
(in millions)	February 28, 2026	February 28, 2025
Net cash provided by operating activities (U.S. GAAP)	$734	$646
Acquisition of property, plant and equipment (“PP&E”)	(198)	(213)
Proceeds and advances from sale of PP&E	96	54
Adjusted free cash flow (Non-GAAP)	$632	$487
Acquisitions and Divestitures
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
Cash and Cash Equivalents
As of February 28, 2026, we had approximately $1.8 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of February 28, 2026, could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes(1)	4.250% Senior Notes	5.450% Senior Notes	4.200% Senior Notes(1)	4.750% Senior Notes(1)	Borrowings under revolving credit facilities(2)	Total notes payable and credit facilities
Balance as of August 31, 2025	$499	$498	$595	$499	$497	$297	$—	$—	$—	$2,885
Borrowings	—	—	—	—	—	—	500	496	682	1,678
Payments	—	—	—	—	—	—	—	—	(686)	(686)
Other	—	—	—	1	1	1	(3)	(5)	4	(1)
Balance as of February 28, 2026	$499	$498	$595	$500	$498	$298	$497	$491	$—	$3,876
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Feb 1, 2029	Feb 1, 2033	Jun 18, 2030
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$500 million	$500 million	$4.2 billion

(1)On January 23, 2026, we issued $500 million aggregate principal amount of 4.200% Senior Notes due 2029 (the “4.200% Senior Notes”) and $500 million aggregate principal amount of 4.750% Senior Notes due 2033 (the “4.750% Senior Notes”) in an underwritten public offering. We intend to use the net proceeds for general corporate purposes, including the repayment of the $500 million aggregate principal amount of 1.700% Senior Notes due in April 2026.

(2)As of February 28, 2026, we had $4.2 billion in available unused borrowing capacity under our revolving credit facilities, of which $3.2 billion was available under the senior unsecured credit agreement dated June 18, 2025 (the “Revolving Credit Facility”). The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Commercial paper borrowings with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of February 28, 2026, and August 31, 2025, we were in compliance with our debt covenants. Refer to Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of February 28, 2026.
The global asset-backed securitization program expires in January 2028 and the maximum amount of net cash proceeds available at any one time is $700 million.
The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $411 million and $372 million as of February 28, 2026, and August 31, 2025, respectively. During the three months and six months ended February 28, 2026, we sold $1.1 billion and $2.1 billion, respectively, of trade accounts receivable, and we received cash proceeds of $1.1 billion and $2.1 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of February 28, 2026, and August 31, 2025, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 7 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.

Trade Accounts Receivable Sale Programs
Following is a summary of the uncommitted trade accounts receivable sale programs with unaffiliated financial institutions. Under the programs we may elect to sell receivables, and the unaffiliated financial institutions may elect to purchase, at a discount, on an ongoing basis (in millions):

Program	Maximum Amount(1)(2)
A	$350
B	$100
C	1,900	CNY
D	$230
E	$170
F	$75
G	$250
H	$2,000
I	$250
J	$250
K	$200

(1)Maximum amount of trade accounts receivable that may be sold under a facility at any one time.
(2)The trade accounts receivable sale programs either expire on various dates through 2028 or do not have expiration dates and may be terminated upon election of the Company or the unaffiliated financial institutions.
In conjunction with our trade accounts receivable sale programs, we are required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $682 million and $927 million as of February 28, 2026, and August 31, 2025, respectively. During the three months and six months ended February 28, 2026, we sold $4.8 billion and $8.5 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $4.7 billion and $8.5 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Six months ended
	February 28, 2026	February 28, 2025
Net cash provided by operating activities	$734	$646
Net cash used in investing activities	(963)	(503)
Net cash provided by (used in) financing activities	120	(746)
Effect of exchange rate changes on cash and cash equivalents	6	(6)
Net decrease in cash and cash equivalents	$(103)	$(609)
Operating Activities
Net cash provided by operating activities during the six months ended February 28, 2026, was primarily due to an increase in accounts payable, accrued expense and other liabilities and non-cash expenses and net income. Net cash provided by operating activities was partially offset by an increase in prepaid expenses and other current assets, an increase in accounts receivable, an increase in inventories, and an increase in contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily driven by the timing of purchases of customer-controlled consignment components and the timing of payments. The increase in accounts receivable is primarily driven by the timing of collections. The increase in inventories is primarily to support expected sales levels in the third quarter of fiscal year 2026. The increase in contract assets is primarily timing of revenue recognition for the over time customers.

Investing Activities
Net cash used in investing activities during the six months ended February 28, 2026, consisted primarily of the acquisition of Hanley Energy Group and Rebound Technologies Group Holdings Limited and capital expenditures, principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash provided by financing activities during the six months ended February 28, 2026, was primarily due to (i) borrowings under debt agreements and (ii) net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan. Net cash provided by financing activities was partially offset by (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments.
Capital Expenditures
For Fiscal Year 2026, we anticipate our net capital expenditures to be approximately 1.0% of net revenue. As we plan for Fiscal Year 2027, we anticipate our net capital expenditures to be in the range of 1.5% to 2.0% of net revenue. In general, our capital expenditures support ongoing maintenance in our Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative, and regulatory factors, among other things.
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
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(1)	Q4 FY 2025	$1,000	3.0	$666	$334

(1)As of February 28, 2026, 2.7 million shares had been repurchased for $600 million and $400 million remained available under the 2026 Share Repurchase Program. As of April 1, 2026, 3.0 million shares had been repurchased for $666 million and $334 million remained available under the 2026 Share Repurchase Program.
Under ASR agreements, we make payments to the participating financial institutions and receive an initial delivery of shares of common stock. The final number of shares delivered upon settlement of the ASR agreements is determined based on a discount to the volume weighted average price of our common stock during the term of the agreements. At the time the shares are received by the Company, the initial delivery and the final delivery of shares upon settlement of the ASR agreements results in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025		$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	0.0	1.8	$171.91
Q1 FY 2026	Q2 FY 2026	(1)	$45	0.2	0.0	0.2	$209.67
Q2 FY 2026	Q3 FY 2026	(2)	$200	0.8	0.0	0.8	$246.29

(1)In October 2025, we entered into ASR agreements to repurchase $45 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $45 million to participating financial institutions and received an initial delivery of shares of common stock. In December 2025, the ASR transaction was completed and the final delivery of shares of common stock was received.
(2)In December 2025, we entered into ASR agreements to repurchase $200 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $200 million to participating financial institutions and received an initial delivery of shares of common stock. In March 2026, the ASR transaction was completed and the final delivery of shares of common stock was received.
In addition, we repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Six months ended
	February 28, 2026		February 28, 2025		February 28, 2026		February 28, 2025
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	0.5	$100	0.7	$94	1.7	$355	2.5	$326

(1)As of April 1, 2026, 2.0 million shares had been repurchased for $421 million through open market transactions under the 2026 Share Repurchase Program.
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
The following table summarizes the Warrant activity for the six months ended February 28, 2026:

Warrant Shares
Outstanding as of August 31, 2025	1,098,957
Changes during the period
Shares granted	—
Shares vested	—
Outstanding as of February 28, 2026	1,098,957
Exercisable as of February 28, 2026	59,582
Contractual Obligations
As of the date of this report, other than the borrowings on the 4.200% Senior Notes and 4.750% Senior Notes, (see Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements) and the new operating and finance leases, (see Note 4 – “Leases” to the Condensed Consolidated Financial Statements), there were no material changes outside the ordinary course of business, since August 31, 2025, to our contractual obligations and commitments and the related cash requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of the date of this report, there have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of February 28, 2026. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
On January 2, 2026, we completed the acquisition of Hanley Energy Group (“Hanley”). The scope of our evaluation of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Hanley. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of a registrant’s assessment for a period of up to one year following the acquisition. Hanley accounted for 4.3% of total assets and less than 1.0% of net revenue as of and for the three months ended February 28, 2026.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended February 28, 2026, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended February 28, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
December 1, 2025 – December 31, 2025	1,227,693	$224.03	1,227,693	$400
January 1, 2026 – January 31, 2026	873	$243.56	—	$400
February 1, 2026 – February 28, 2026	—	$—	—	$400
Total	1,228,566	$224.04	1,227,693

(1)The purchases include amounts that are attributable to 873 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
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
During the three months ended February 28, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

Item 6.	Exhibits
Index to Exhibits

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/Period End Date

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Amended and Restated Bylaws.	8-K	3.1	10/23/2024

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1		3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.11).	8-K	4.1	5/4/2022

4.4	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.12).	8-K	4.1	4/13/2023

4.5	Form of 4.200% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.13).	8-K	4.2	1/23/2026

4.6	Form of 4.750% Senior Notes due 2033 (included as Exhibit B to the Officers’ Certificate filed herewith as Exhibit 4.13).	8-K	4.3	1/23/2026

4.7	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.8	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.9	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.10	Officers’ Certificate, dated as of April 14, 2021, establishing the 1.700% Senior Notes due 2026.	8-K	4.1	4/14/2021

4.11	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.12	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.13	Officers’ Certificate, dated as of January 23, 2026, establishing the 4.200% Senior Notes due 2029 and the 4.750% Senior Notes due 2033.	8-K	4.1	1/23/2026

10.1**	Warrant to Purchase Common Stock, dated December 27, 2024, issued to Amazon.com, Inc.	8-K	4.1	1/3/2025

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
		8-K	10.1	6/24/2025

10.3†	Consulting Agreement dated January 22, 2026, between Jabil Inc. and Mark T. Mondello	8-K	10.1	1/22/2026

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of February 28, 2026 and August 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended February 28, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended February 28, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: April 8, 2026	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

Date: April 8, 2026	By:	/s/ GREGORY B. HEBARD
Gregory B. Hebard Chief Financial Officer