Form 10-Q
period 2026-05-31
JABIL INC
filed 2026-06-30
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 24, 2026, there were 104,787,089 shares of the registrant’s Common Stock outstanding.
2

JABIL INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	May 31, 2026 (Unaudited)	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,360	$1,933
Accounts receivable, net of allowance for credit losses	5,473	4,039
Contract assets	1,467	1,057
Inventories, net of reserve for excess and obsolete inventory	5,933	4,681
Prepaid expenses and other current assets	3,925	2,010
Total current assets	18,158	13,720
Property, plant and equipment, net of accumulated depreciation of $5,127 as of May 31, 2026, and $4,970 as of August 31, 2025	2,899	2,847
Operating lease right-of-use assets	487	462
Goodwill	1,228	841
Intangible assets, net of accumulated amortization	627	273
Deferred income taxes	156	141
Other assets	264	259
Total assets	$23,819	$18,543
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$499	$499
Accounts payable	11,908	7,937
Accrued expenses	6,006	5,185
Current operating lease liabilities	98	93
Total current liabilities	18,511	13,714
Notes payable and long-term debt, less current installments	2,879	2,386
Other liabilities	393	345
Non-current operating lease liabilities	416	388
Income tax liabilities	159	113
Deferred income taxes	134	80
Total liabilities	22,492	17,026
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and no shares outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 279,407,095 and 278,092,060 shares issued and 104,824,302 and 107,480,895 shares outstanding as of May 31, 2026 and August 31, 2025, respectively	—	—
Additional paid-in capital	3,192	3,047
Retained earnings	7,000	6,382
Accumulated other comprehensive loss	(20)	(17)
Treasury stock at cost, 174,582,793 and 170,611,165 shares as of May 31, 2026 and August 31, 2025, respectively	(8,849)	(7,899)
Total Jabil Inc. stockholders’ equity	1,323	1,513
Noncontrolling interests	4	4
Total equity	1,327	1,517
Total liabilities and equity	$23,819	$18,543
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net revenue	$8,751	$7,828	$25,338	$21,550
Cost of revenue	7,923	7,147	23,022	19,687
Gross profit	828	681	2,316	1,863
Operating expenses:
Selling, general and administrative	340	274	1,013	835
Research and development	9	7	23	22
Amortization of intangibles	23	17	65	45
Restructuring, severance and related charges	7	16	88	144
Loss (gain) from the divestiture of businesses	1	(45)	1	(45)
Acquisition and divestiture related charges	3	9	24	17
Operating income	445	403	1,102	845
Loss on securities	—	46	—	46
Other expense	28	30	88	74
Interest expense, net	51	37	128	112
Income before income tax	366	290	886	613
Income tax expense	91	68	243	174
Net income	275	222	643	439
Net loss attributable to noncontrolling interests, net of tax	—	—	(1)	—
Net income attributable to Jabil Inc.	$275	$222	$644	$439
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$2.61	$2.05	$6.07	$3.98
Diluted	$2.59	$2.03	$6.01	$3.94
Weighted average shares outstanding:
Basic	105.3	108.0	106.1	110.2
Diluted	106.5	109.3	107.2	111.5

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net income	$275	$222	$643	$439
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation	(5)	18	(5)	12
Change in derivative instruments	(16)	15	(1)	22
Actuarial loss	—	—	—	(1)
Prior service credit	1	1	3	3
Total other comprehensive (loss) income	(20)	34	(3)	36
Comprehensive income	$255	$256	$640	$475
Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—
Comprehensive income attributable to Jabil Inc.	$255	$256	$641	$475
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(Unaudited)

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Total stockholders' equity, beginning balances	$1,349	$1,358	$1,517	$1,737
Common stock:	—	—	—	—
Additional paid-in capital:
Beginning balances	3,149	3,012	3,047	2,841
Shares issued under employee stock purchase plan	—	—	39	33
Disposition of noncontrolling interest	—	—	—	2
Treasury shares purchased	16	(35)	(13)	34
Recognition of stock-based compensation	24	20	112	82
Reclassification of liability award	—	—	—	4
Provision for common stock warrant	3	1	7	2
Ending balances	3,192	2,998	3,192	2,998
Retained earnings:
Beginning balances	6,733	5,960	6,382	5,760
Declared dividends	(8)	(9)	(26)	(26)
Net income attributable to Jabil Inc.	275	222	644	439
Ending balances	7,000	6,173	7,000	6,173
Accumulated other comprehensive loss:
Beginning balances	—	(44)	(17)	(46)
Total other comprehensive (loss) income	(20)	34	(3)	36
Ending balances	(20)	(10)	(20)	(10)
Treasury stock:
Beginning balances	(8,538)	(7,570)	(7,899)	(6,818)
Purchases of treasury stock under employee stock plans	(1)	—	(66)	(41)
Treasury shares purchased	(307)	(304)	(878)	(1,009)
Excise taxes related to treasury shares purchased	(3)	(2)	(6)	(8)
Ending balances	(8,849)	(7,876)	(8,849)	(7,876)
Noncontrolling interests:
Beginning balances	5	—	4	—
Net loss attributable to noncontrolling interests	—	—	(1)	—
Other noncontrolling interest activity	(1)	—	(1)	—
Capital contribution of noncontrolling interest	—	2	2	2
Ending balances	4	2	4	2
Total stockholders' equity, ending balances	$1,327	$1,287	$1,327	$1,287

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine months ended
	May 31, 2026	May 31, 2025
Cash flows provided by operating activities:
Net income	$643	$439
Depreciation, amortization, and other, net	645	622
Loss (gain) from the divestiture of businesses	1	(45)
Change in operating assets and liabilities, exclusive of net assets acquired	(20)	36
Net cash provided by operating activities	1,269	1,052
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(382)	(299)
Proceeds and advances from sale of property, plant and equipment	104	60
Cash paid for business and intangible asset acquisitions, net of cash	(852)	(393)
Proceeds from the divestiture of businesses, net of cash	—	54
Other, net	(16)	—
Net cash used in investing activities	(1,146)	(578)
Cash flows used in financing activities:
Borrowings under debt agreements	2,144	1,604
Payments toward debt agreements	(1,884)	(1,720)
Payments to acquire treasury stock	(891)	(975)
Dividends paid to stockholders	(27)	(28)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	39	33
Treasury stock minimum tax withholding related to vesting of restricted stock	(66)	(41)
Other, net	(16)	(38)
Net cash used in financing activities	(701)	(1,165)
Effect of exchange rate changes on cash and cash equivalents	5	13
Net decrease in cash and cash equivalents	(573)	(678)
Cash and cash equivalents at beginning of period	1,933	2,201
Cash and cash equivalents at end of period	$1,360	$1,523
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Annual Report on Form 10-K of Jabil Inc. (the “Company”) for the fiscal year ended August 31, 2025. Results for the nine months ended May 31, 2026, are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2026.
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
In conjunction with the trade accounts receivable sale programs, the Company is required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $421 million and $927 million as of May 31, 2026, and August 31, 2025, respectively. Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
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

In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Trade accounts receivable sold	$4,232	$3,638	$12,731	$7,351
Cash proceeds received	$4,213	$3,621	$12,675	$7,313
Pre-tax losses on sale of receivables(1)	$19	$17	$56	$38

(1)Recorded to other expense within the Condensed Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	May 31, 2026	August 31, 2025
Raw materials	$4,712	$3,905
Work in process	421	335
Finished goods	884	508
Reserve for excess and obsolete inventory	(84)	(67)
Inventories, net	$5,933	$4,681
The Company is responsible for procuring certain components from suppliers for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of May 31, 2026, and August 31, 2025, the Company had $2.8 billion and $1.1 billion, respectively, of components included in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
4. Leases
During fiscal year 2026, the Company entered into new operating and finance leases. The future minimum lease payments under these new leases as of May 31, 2026, were as follows (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating lease obligations(1)(2)	$106	$17	$33	$27	$29
Finance lease obligations(1)(2)	$51	$8	$37	$6	$—

(1)Excludes $80 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(2)Excludes $181 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.

5. Goodwill and Other Intangible Assets
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2026 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of August 31, 2025	$673	$76	$92	$841
Acquisitions and adjustments(1)	—	384	—	384
Change in foreign currency exchange rates	4	(1)	—	3
Balance as of May 31, 2026	$677	$459	$92	$1,228

(1)In connection with the acquisitions of Hanley Energy Group (“Hanley”) and Rebound Technologies Group Holdings Limited (“Rebound Technologies”) during the fiscal year 2026. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	May 31, 2026		August 31, 2025
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$2,248	$1,020	$1,861	$1,020
The following table presents the Company’s total purchased intangible assets as of the periods indicated (in millions):

	Weighted Average Amortization Period (in years)	May 31, 2026(1)			August 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$752	$(325)	$427	$494	$(292)	$202
Intellectual property	7	347	(198)	149	240	(182)	58
Finite-lived trade names	6	186	(135)	51	132	(119)	13
Total intangible assets	10	$1,285	$(658)	$627	$866	$(593)	$273

(1)In connection with the acquisition of Hanley, the Company acquired $369 million of identifiable intangible assets, including $237 million assigned to contractual agreements and customer relationships, $86 million assigned to intellectual property and $46 million assigned to finite-lived trade names. In connection with the acquisition of Rebound Technologies, the Company acquired $48 million of identifiable intangible assets. See Note 15 – “Business Acquisitions and Divestitures” for additional information.
Intangible asset amortization during the three months and nine months ended May 31, 2026 was approximately $23 million and $65 million, respectively. Intangible asset amortization during the three months and nine months ended May 31, 2025 was approximately $17 million and $45 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2026	$24
2027	95
2028	88
2029	79
2030	78
Thereafter	263
Total	$627

6. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of May 31, 2026, and August 31, 2025, are summarized below (in millions):

	Maturity Date	May 31, 2026	August 31, 2025
3.950% Senior Notes	Jan 12, 2028	$499	$499
3.600% Senior Notes	Jan 15, 2030	498	498
3.000% Senior Notes	Jan 15, 2031	595	595
1.700% Senior Notes(1)	Apr 15, 2026	—	499
4.250% Senior Notes	May 15, 2027	499	497
5.450% Senior Notes	Feb 1, 2029	298	297
4.200% Senior Notes(1)	Feb 1, 2029	497	—
4.750% Senior Notes(1)	Feb 1, 2033	492	—
Borrowings under credit facilities and other(2)	Jun 18, 2030	—	—
Total notes payable and long-term debt		3,378	2,885
Less current installments of notes payable and long-term debt		499	499
Notes payable and long-term debt, less current installments		$2,879	$2,386

(1)On January 23, 2026, the Company issued $500 million aggregate principal amount of 4.200% Senior Notes due 2029 (the “4.200% Senior Notes”) and $500 million aggregate principal amount of 4.750% Senior Notes due 2033 (the “4.750% Senior Notes”) in an underwritten public offering. The Company used the net proceeds for general corporate purposes, including the repayment of the $500 million aggregate principal amount of 1.700% Senior Notes due in April 2026.
(2)As of May 31, 2026, the Company had $4.4 billion in available unused borrowing capacity under its revolving credit facilities and receivables financing facility, of which $3.2 billion was available under the senior unsecured credit agreement dated June 18, 2025 (the “Revolving Credit Facility”). The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program. Under the receivables financing facility, the Company receives cash advances from an unaffiliated financial institution in exchange for rights to designated pools of trade accounts receivable.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 3.950%, 3.600%, 3.000%, 1.700%, 4.250%, 5.450%, 4.200% or 4.750% Senior Notes upon a change of control. As of May 31, 2026, and August 31, 2025, the Company was in compliance with its debt covenants.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in the Company’s Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2026.
The global asset-backed securitization program expires in January 2028 and the maximum amount of net cash proceeds available at any one time is $700 million.
The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $298 million and $372 million as of May 31, 2026, and August 31, 2025, respectively. Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Trade accounts receivable sold	$1,073	$1,214	$3,209	$3,261
Cash proceeds received(1)	$1,064	$1,204	$3,182	$3,229
Pre-tax losses on sale of receivables(2)	$9	$10	$27	$32

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Condensed Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of May 31, 2026, and August 31, 2025, the Company was in compliance with all covenants under the global asset-backed securitization program.
8. Accrued Expenses
Accrued expenses consist of the following (in millions):

	May 31, 2026	August 31, 2025
Inventory deposits	$1,385	$1,205
Contract liabilities(1)	992	1,016
Accrued compensation and employee benefits	729	756
Other accrued expenses	2,900	2,208
Accrued expenses	$6,006	$5,185

(1)Revenue recognized during the three months and nine months ended May 31, 2026 that was included in the contract liability balance as of August 31, 2025, was $165 million and $529 million, respectively. Revenue recognized during the three months and nine months ended May 31, 2025 that was included in the contract liability balance as of August 31, 2024, was $185 million and $474 million, respectively.
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
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of these outstanding contracts as of May 31, 2026, and August 31, 2025, was $516 million and $433 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2026, and May 31, 2027.
Net Investment Hedges
In addition, the Company has entered into forward foreign exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount of these outstanding contracts are as follows (in millions):

Maturity date	May 31, 2026	August 31, 2025
October 2025	$—	$103
January 2026	—	200
April 2026	—	42
July 2026	165	45
October 2026	83	—
April 2027	13	—
July 2027	115	—
Total	$376	$390
Gains and losses on derivative instruments designated as cash flow hedges and derivative instruments designated as net investment hedges recognized in OCI and reclassified from AOCI into earnings were not material during the three months and nine months ended May 31, 2026, and 2025. Gains and losses recognized in earnings due to amounts excluded from effectiveness testing were not material during the three months and nine months ended May 31, 2026, and 2025.
Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The Company may also enter into forward foreign exchange contracts to economically hedge the foreign currency exposure related to the purchase price for a pending acquisition. The aggregate notional amount of these outstanding contracts as of May 31, 2026, and August 31, 2025, was $3.5 billion and $3.2 billion, respectively.
Gains and losses on derivative instruments not designated as hedging instruments recognized in earnings were not material during the three months and nine months ended May 31, 2026, and 2025.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of May 31, 2026, there are no outstanding interest rate swaps.

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
10. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Restricted stock units	$20	$14	$97	$69
Employee stock purchase plan	5	5	18	15
Total	$25	$19	$115	$84
As of May 31, 2026, the shares available to be issued under the 2021 Equity Incentive Plan were 6,575,785.
Restricted Stock Units
Certain key employees have been granted time-based, performance-based and market-based restricted stock unit awards (“restricted stock units”). The time-based restricted stock units generally vest on a graded vesting schedule over three years. The performance-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The performance-based restricted stock units have a vesting condition that is based upon the Company’s cumulative adjusted core earnings per share during the performance period. The market-based restricted stock units generally vest on a cliff vesting schedule over three years and up to a maximum of 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted stock units have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance in relation to the companies in the Standard and Poor’s (S&P) Super Composite Technology Hardware and Equipment Index excluding the Company. During the nine months ended May 31, 2026, and 2025, the Company awarded approximately 0.4 million and 0.6 million time-based restricted stock units, respectively, 0.1 million and 0.1 million performance-based restricted stock units, respectively, and 0.1 million and 0.1 million market-based restricted stock units, respectively.
The following represents the stock-based compensation information as of the period indicated (in millions):

May 31, 2026
Unrecognized stock-based compensation expense – restricted stock units	$78
Remaining weighted-average period for restricted stock units expense	1.4 years
Common Stock Outstanding
The following represents the common stock outstanding for the periods indicated:

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Common stock outstanding:
Beginning balances	105,818,234	109,539,804	107,480,895	113,744,167
Shares issued under employee stock purchase plan	9	—	210,759	355,851
Vesting of restricted stock	2,517	938	1,104,276	1,089,969
Purchases of treasury stock under employee stock plans	(603)	(297)	(315,712)	(324,288)
Treasury shares purchased	(995,855)	(2,221,608)	(3,655,916)	(7,546,862)
Ending balances	104,824,302	107,318,837	104,824,302	107,318,837

Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(1)	Q4 FY 2025	$1,000	3.7	$891	$109

(1)As of May 31, 2026, 3.7 million shares had been repurchased for $891 million and $109 million remained available under the 2026 Share Repurchase Program.
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
In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Nine months ended
	May 31, 2026		May 31, 2025		May 31, 2026		May 31, 2025
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases	0.9	$291	0.2	$30	2.6	$646	2.7	$356
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

The following table summarizes the Warrant activity for the nine months ended May 31, 2026:

Warrant Shares
Outstanding as of August 31, 2025	1,098,957
Changes during the period
Shares granted	—
Shares vested	—
Outstanding as of May 31, 2026	1,098,957
Exercisable as of May 31, 2026	59,582
11. Concentration of Risk and Segment Data
Concentration of Risk
Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2026, the Company’s five largest customers accounted for approximately 36% of its net revenue and 78 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce operating segments.
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

The following tables set forth operating segment information (in millions):

	Three months ended
	May 31, 2026				May 31, 2025
	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Point in time	$141	$2,053	$499	$2,693	$96	$1,870	$404	$2,370
Over time	3,040	2,116	902	6,058	2,960	1,563	935	5,458
Net revenue	$3,181	$4,169	$1,401	$8,751	$3,056	$3,433	$1,339	$7,828
Segment expenses	$3,001	$3,913	$1,333	$8,247	$2,888	$3,252	$1,268	$7,408
Segment income	$180	$256	$68	$504	$168	$181	$71	$420
Segment income margin	5.6%	6.1%	4.9%	5.8%	5.5%	5.3%	5.3%	5.4%

	Nine months ended
	May 31, 2026				May 31, 2025
	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Point in time	$392	$6,736	$1,451	$8,579	$364	$4,193	$1,224	$5,781
Over time	8,888	5,314	2,557	16,759	8,390	4,383	2,996	15,769
Net revenue	$9,280	$12,050	$4,008	$25,338	$8,754	$8,576	$4,220	$21,550
Segment expenses	$8,778	$11,361	$3,805	$23,944	$8,316	$8,134	$3,999	$20,449
Segment income	$502	$689	$203	$1,394	$438	$442	$221	$1,101
Segment income margin	5.4%	5.7%	5.1%	5.5%	5.0%	5.1%	5.2%	5.1%

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Segment income	$504	$420	$1,394	$1,101
Reconciling items:
Amortization of intangibles	(23)	(17)	(65)	(45)
Stock-based compensation expense and related charges	(25)	(19)	(115)	(84)
Restructuring, severance and related charges(1)	(7)	(16)	(88)	(144)
Business interruption and impairment charges, net(2)	—	(1)	—	(10)
(Loss) gain from the divestiture of businesses(3)	(1)	45	(1)	45
Acquisition and divestiture related charges(4)	(3)	(9)	(24)	(17)
Loss on securities(5)	—	(46)	—	(46)
Other expense (net of periodic benefit cost)	(28)	(30)	(87)	(75)
Interest expense, net	(51)	(37)	(128)	(112)
Income before income tax	$366	$290	$886	$613

(1)Charges recorded during the three months and nine months ended May 31, 2026, relate to targeted restructuring activities to optimize our cost structure and improve operational efficiencies. Charges recorded during the three months and nine months ended May 31, 2025, primarily related to the 2025 Restructuring Plan.
(2)Charges recorded during the nine months ended May 31, 2025, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida, and Asheville and Hendersonville, North Carolina. Charges are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

(3)Gain recorded during the three months and nine months ended May 31, 2025, related primarily to post-closing adjustments associated with the divestiture of the Mobility Business during fiscal year 2024.
(4)Charges recorded during the nine months ended May 31, 2026, include $8 million of gains on forward foreign exchange contracts in connection with the acquisition of Hanley Energy Group.
(5)Charges recorded during the three months and nine months ended May 31, 2025, related to an impairment of an investment in Preferred Stock.

	May 31, 2026	August 31, 2025
Total assets:
Regulated Industries	$6,335	$6,262
Intelligent Infrastructure	8,775	3,739
Connected Living and Digital Commerce	1,911	2,199
Other non-allocated assets	6,798	6,343
Total	$23,819	$18,543
The Company operates in approximately 30 countries worldwide. Sales to unaffiliated customers are based on the Company location that maintains the customer relationship and transacts the external sale. The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Foreign source revenue	75.8%	72.5%	73.8%	76.6%
12. Restructuring, Severance, and Related Charges
The following is a summary of the Company’s restructuring, severance, and related charges (in millions):

	Three months ended		Nine months ended
	May 31, 2026(1)	May 31, 2025(2)	May 31, 2026(1)	May 31, 2025(2)
Employee severance and benefit costs	$5	$5	$38	$50
Lease costs	3	2	3	6
Asset write-off costs	2	7	34	34
Other costs	(3)	2	13	54
Total restructuring, severance and related charges(3)	$7	$16	$88	$144

(1)Primarily related to targeted restructuring activities to optimize our cost structure and improve operational efficiencies.
(2)Primarily related to the 2025 Restructuring Plan.
(3)Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
The following table presents the Company’s restructuring, severance, and related charges disaggregated by segment (in millions):

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Total restructuring, severance and related charges:
Regulated Industries	$9	$7	$55	$49
Intelligent Infrastructure	2	8	8	32
Connected Living and Digital Commerce	—	—	28	20
Non-allocated charges	(4)	1	(3)	43
Total	$7	$16	$88	$144

The table below summarizes the Company’s liability activity during the nine months ended May 31, 2026 (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2025	$16	$—	$—	$17	$33
Restructuring related charges	38	3	34	13	88
Asset write-off charge and other non-cash activity	—	—	(34)	(12)	(46)
Cash payments	(42)	(3)	—	(13)	(58)
Balance as of May 31, 2026	$12	$—	$—	$5	$17
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
13. Income Taxes
Effective Income Tax Rate
The U.S. federal statutory income tax rate and the Company's effective income tax rate are as follows:

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	24.7%	23.7%	27.4%	28.5%
The effective income tax rate differed for the three months and nine months ended May 31, 2026, compared to the three months and nine months ended May 31, 2025, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by strengthened performance in tax jurisdictions with existing valuation allowances for the three and nine months ended May 31, 2026, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the nine months ended May 31, 2025, and (iii) the post-closing gain adjustments from the divestiture of the Mobility Business recorded during the three months ended May 31, 2025.
The effective income tax rate differed from the U.S. federal statutory income tax rate of 21.0% during the three months and nine months ended May 31, 2026 and 2025, primarily due to: (i) the jurisdictional mix of earnings, (ii) losses in tax jurisdictions with existing valuation allowances, (iii) tax incentives granted to sites in Malaysia, Singapore, and Vietnam, (iv) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the nine months ended May 31, 2025, and (v) the post-closing gain adjustments from the divestiture of the Mobility Business recorded during the three months ended May 31, 2025.
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

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Restricted stock units	232.4	254.9	232.4	254.9
Dividends
The following table sets forth cash dividends declared by the Company to common stockholders during the nine months ended May 31, 2026, and 2025 (in millions, except for per share data):

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2026:	October 16, 2025	$0.08	$9	November 17, 2025	December 2, 2025
	January 22, 2026	$0.08	$9	February 17, 2026	March 3, 2026
	April 23, 2026	$0.08	$8	May 15, 2026	June 2, 2026
Fiscal Year 2025:	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024
	January 23, 2025	$0.08	$8	February 18, 2025	March 4, 2025
	April 16, 2025	$0.08	$9	May 15, 2025	June 3, 2025
15. Business Acquisitions and Divestitures
Acquisitions
Fiscal Year 2026
On January 2, 2026, the Company completed the acquisition of Hanley Energy Group (“Hanley”) for cash consideration transferred of $752 million. Pursuant to the purchase agreement, the Company recorded the estimated fair value of contingent consideration obligations subject to achieving future revenue thresholds. Hanley is a provider of energy management and critical power solutions serving the data center infrastructure market. The acquisition will help expand Jabil’s rack-level data center infrastructure capabilities and solutions.
The acquisition of Hanley was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $889 million, including $369 million in intangible assets and $340 million in goodwill, and liabilities assumed of $137 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period as the Company receives final information and completes its analysis. The primary areas that may be subject to revision include fair values of goodwill and related tax attributes. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. Goodwill is primarily attributable to expected synergies in data center power management. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on January 2, 2026. Pro forma information has not been provided as the acquisition of Hanley is not deemed to be significant.
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

The acquisition of Rebound Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $176 million, including $48 million in intangible assets and $44 million in goodwill, and liabilities assumed of $43 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements are subject to change during the measurement period as the Company receives final information and completes its analysis. The primary areas that may be subject to revision include fair values of goodwill and related tax attributes. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s condensed consolidated financial results beginning on September 1, 2025. Pro forma information has not been provided as the acquisition of Rebound Technologies is not deemed to be significant.
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
Divestitures
Fiscal Year 2025
On August 1, 2025, through its indirect subsidiary, Jabil Circuit Italia S.r.l. (“JCI”), the Company divested its operations in Italy. As a result of the transaction, the Company derecognized net assets of approximately $36 million and recorded a pre-tax loss of $97 million during the three months ended August 31, 2025. As part of the terms of the agreement, the Company also paid cash consideration of $63 million to the buyer. The operating results of this business were immaterial to the Company's consolidated results of operations.

16. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. Cash equivalents consist of investments that are readily convertible to cash with original maturities of 90 days or less and are classified within Level 1 of the fair value hierarchy. As of May 31, 2026 and August 31, 2025, there were $341 million and $392 million of cash equivalents, respectively.
The fair value of forward foreign exchange contracts were not material to the Company’s Condensed Consolidated Balance Sheets as of May 31, 2026 and August 31, 2025.
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

			May 31, 2026		August 31, 2025
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 6)
3.950% Senior Notes	Level 2	(1)	$499	$495	$499	$496
3.600% Senior Notes	Level 2	(1)	$498	$480	$498	$480
3.000% Senior Notes	Level 2	(1)	$595	$553	$595	$551
1.700% Senior Notes	Level 2	(1)	$—	$—	$499	$492
4.250% Senior Notes	Level 2	(1)	$499	$500	$497	$500
5.450% Senior Notes	Level 2	(1)	$298	$305	$297	$308
4.200% Senior Notes	Level 2	(1)	$497	$494	$—	$—
4.750% Senior Notes	Level 2	(1)	$492	$489	$—	$—

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
We conduct our operations in facilities that are located worldwide, including but not limited to China, Malaysia, Mexico, and the United States. We derived a substantial majority, 75.8% and 73.8% of net revenue from our international operations for the three months and nine months ended May 31, 2026. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities.
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
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), including, among others, tariffs on imports of certain Canadian, Chinese, and Mexican goods, a universal baseline tariff on imports from most countries, and reciprocal tariffs on select countries. On April 20, 2026, the U.S. Customs and Border Protection launched a system to process IEEPA tariff refund claims. The Company will recognize refunds in the condensed consolidated financial statements as and when the amounts are probable and reasonably estimable. During the three months ended May 31, 2026, the Company began receiving refunds for IEEPA tariffs previously paid, which did not have a material impact on the Company’s results of operations.

The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. We continue to monitor the situation, including any further refunds, and we do not expect that any further refunds received would have a material impact on the Company’s results of operations. For additional information, refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.
Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, for further discussion of the items disclosed in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” section as of May 31, 2026, contained herein.

Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Net revenue	$8,751	$7,828	$25,338	$21,550
Gross profit	$828	$681	$2,316	$1,863
Operating income	$445	$403	$1,102	$845
Net income attributable to Jabil Inc.	$275	$222	$644	$439
Earnings per share – basic	$2.61	$2.05	$6.07	$3.98
Earnings per share – diluted	$2.59	$2.03	$6.01	$3.94
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31, 2026	February 28, 2026	May 31, 2025
Sales cycle(1)	5 days	21 days	24 days
Inventory turns (annualized)(2)	4 turns	5 turns	5 turns
Days in accounts receivable(3)	56 days	48 days	46 days
Days in inventory(4)	84 days	75 days	74 days
Days in accounts payable(5)	135 days	102 days	96 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter was a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended May 31, 2026, the increase in days in accounts receivable from the prior sequential quarter and the three months ended May 31, 2025, was primarily driven by timing of payments.
(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2026, the increase in days in inventory from the prior sequential quarter and the three months ended May 31, 2025, was primarily driven by timing of customer shipments in the Intelligent Infrastructure segment during the quarter.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended May 31, 2026, the increase in days in accounts payable from the prior sequential quarter and the three months ended May 31, 2025, was primarily due to timing of payments in the Intelligent Infrastructure segment during the quarter.

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

	Three months ended			Nine months ended
(dollars in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Net revenue	$8,751	$7,828	11.8%	$25,338	$21,550	17.6%
Net revenue increased during the three months ended May 31, 2026, compared to the three months ended May 31, 2025. Specifically, the Intelligent Infrastructure segment net revenue increased 21% primarily due to: (i) a 10% increase in revenues from existing customers within our networking and communications business, (ii) a 8% increase in revenues from existing customers within our cloud and data center infrastructure business, and (iii) a 3% increase in revenues from existing customers within our capital equipment business. The Regulated Industries segment net revenue increased 4% primarily due to a 4% increase in revenues from existing customers within our automotive and transportation business. The Connected Living and Digital Commerce segment net revenue increased 5% primarily due to a 13% increase in revenues from existing customers within our digital commerce business. The increase was partially offset by a 8% decrease in revenues from existing customers within our connected living business.
Net revenue increased during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025. Specifically, the Intelligent Infrastructure segment net revenue increased 41% primarily due to: (i) a 31% increase in revenues from existing customers within our cloud and data center infrastructure business, (ii) a 5% increase in revenues from existing customers within our networking and communications business, and (iii) a 5% increase in revenues from existing customers within our capital equipment business. The Regulated Industries segment net revenue increased 6% primarily due to: (i) a 3% increase in revenues from existing customers within our automotive and transportation business, and (ii) a 3% increase in revenues from existing customers within our renewable energy infrastructure business. The Connected Living and Digital Commerce segment net revenue decreased 5% primarily due to a 11% decrease in revenues from existing customers within our connected living business. The decrease was partially offset by a 6% increase in revenues from existing customers within our digital commerce business.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Regulated Industries	36%	39%	37%	41%
Intelligent Infrastructure	48%	44%	47%	40%
Connected Living and Digital Commerce	16%	17%	16%	19%
Total	100%	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Foreign source revenue	75.8%	72.5%	73.8%	76.6%
Gross Profit

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Gross profit	$828	$681	$2,316	$1,863
Percent of net revenue	9.5%	8.7%	9.1%	8.6%
Gross profit as a percentage of net revenue increased for the three months and nine months ended May 31, 2026, compared to the three months and nine months ended May 31, 2025, primarily due to product mix in our Intelligent Infrastructure segment.
Selling, General and Administrative

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Selling, general and administrative	$340	$274	$66	$1,013	$835	$178
Selling, general and administrative expenses increased during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to an increase in salary and salary related expenses, including salary and salary related expenses resulting from the acquisitions of Hanley Energy Group (“Hanley”) and Rebound Technologies Group Holdings Limited (“Rebound Technologies”).
Selling, general and administrative expenses increased during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to an increase in salary and salary related expenses, including salary and salary related expenses resulting from the acquisitions of Hanley, Rebound Technologies and Pharmaceutics International, Inc (“Pii”).
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Research and Development

	Three months ended		Nine months ended
(dollars in millions)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Research and development	$9	$7	$23	$22
Percent of net revenue	0.1%	0.1%	0.1%	0.1%
Research and development expenses remained consistent as a percentage of net revenue during the three months and nine months ended May 31, 2026, compared to the three months and nine months ended May 31, 2025.

Amortization of Intangibles

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Amortization of intangibles	$23	$17	$6	$65	$45	$20
Amortization of intangibles increased during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to additional amortization associated with intangible assets related to the acquisitions of Hanley and Rebound Technologies. The increase is partially offset by a decrease in amortization related to the Green Point trade name, which was fully amortized during the second quarter of fiscal year 2026.
Amortization of intangibles increased during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to additional amortization associated with intangible assets related to the acquisitions of Hanley, Rebound Technologies, and Pii. The increase is partially offset by a decrease in amortization related to the Green Point trade name, which was fully amortized during the second quarter of fiscal year 2026.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Restructuring, Severance and Related Charges

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Restructuring, severance and related charges	$7	$16	$(9)	$88	$144	$(56)
Restructuring, severance, and related charges decreased during the three months and nine months ended May 31, 2026, compared to the three months and nine months ended May 31, 2025, primarily due to higher restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the three months and nine months ended May 31, 2025. The decrease is partially offset by restructuring, severance, and related charges, related to targeted restructuring activities to optimize our cost structure and improve operational efficiencies, during the three months and nine months ended May 31, 2026.
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
Loss (Gain) from the Divestiture of Businesses

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Loss (gain) from the divestiture of businesses	$1	$(45)	$46	$1	$(45)	$46
Gain recorded during the three months and nine months ended May 31, 2025, related primarily to post-closing adjustments associated with the divestiture of the Mobility Business during fiscal year 2024.

Acquisition and Divestiture Related Charges

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Acquisition and divestiture related charges	$3	$9	$(6)	$24	$17	$7
Acquisition and divestiture related charges decreased during the three months ended May 31, 2026, compared to the three months ended May 31, 2025, primarily due to higher transaction costs incurred in connection with pursuing acquisition opportunities during the three months ended May 31, 2025.
Acquisition and divestiture related charges increased during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to higher transaction costs incurred in connection with pursuing acquisition opportunities during the nine months ended May 31, 2026. The increase is partially offset by $8 million of gains on forward foreign exchange contracts in connection with the acquisition of Hanley during the nine months ended May 31, 2026.
See Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for additional information.
Loss on Securities

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Loss on securities	$—	$46	$(46)	$—	$46	$(46)
Loss on securities during the three months and nine months ended May 31, 2025, related to an impairment of an investment in Preferred Stock.
Other Expense

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Other expense	$28	$30	$(2)	$88	$74	$14
Other expense remained relatively consistent during the three months ended May 31, 2026, compared to the three months ended May 31, 2025.
Other expense increased during the nine months ended May 31, 2026, compared to the nine months ended May 31, 2025, primarily due to an increase in fees related to higher utilization on our trade accounts receivable sales programs. The increase was partially offset by lower interest rates related to these programs.
Interest Expense, Net

	Three months ended			Nine months ended
(in millions)	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Interest expense, net	$51	$37	$14	$128	$112	$16
Interest expense, net increased during the three months and nine months ended May 31, 2026, compared to the three months and nine months ended May 31, 2025, primarily due to higher interest rates on fixed interest rate debt obligations, attributable to the issuance of 4.200% Senior Notes and 4.750% Senior Notes during fiscal year 2026.

Income Tax Expense

	Three months ended			Nine months ended
	May 31, 2026	May 31, 2025	Change	May 31, 2026	May 31, 2025	Change
Effective income tax rate	24.7%	23.7%	1.0%	27.4%	28.5%	(1.1)%
The effective income tax rate differed for the three months and nine months ended May 31, 2026, compared to the three months and nine months ended May 31, 2025, primarily due to: (i) a change in the jurisdictional mix of earnings, driven in part by strengthened performance in tax jurisdictions with existing valuation allowances for the three and nine months ended May 31, 2026, (ii) an $18 million income tax benefit for the reversal of an unrecognized tax benefit due to a lapse of statute for the nine months ended May 31, 2025, and (iii) the post-closing gain adjustments from the divestiture of the Mobility Business recorded during the three months ended May 31, 2025.
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
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through the fiscal year ended August 31, 2027. The OBBBA did not have a material impact to our condensed consolidated financial statements for the three months and nine months ended May 31, 2026; however, we will continue to monitor developments and evaluate any potential future impacts.
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

Included in the tables below are reconciliations of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements:
Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Three months ended		Nine months ended
(in millions, except for per share data)	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Operating income (U.S. GAAP)	$445	$403	$1,102	$845
Amortization of intangibles	23	17	65	45
Stock-based compensation expense and related charges	25	19	115	84
Restructuring, severance and related charges(1)	7	16	88	144
Net periodic benefit (credit) cost	—	—	(1)	1
Business interruption and impairment charges, net(2)	—	1	—	10
Loss (gain) from the divestiture of businesses(3)	1	(45)	1	(45)
Acquisition and divestiture related charges(4)	3	9	24	17
Adjustments to operating income	59	17	292	256
Core operating income (Non-GAAP)	$504	$420	$1,394	$1,101
Net income attributable to Jabil Inc. (U.S. GAAP)	$275	$222	$644	$439
Adjustments to operating income	59	17	292	256
Loss on securities(5)	—	46	—	46
Net periodic benefit credit (cost)	—	—	1	(1)
Adjustments for taxes	2	(6)	(4)	(18)
Core earnings (Non-GAAP)	$336	$279	$933	$722
Diluted earnings per share (U.S. GAAP)	$2.59	$2.03	$6.01	$3.94
Diluted core earnings per share (Non-GAAP)	$3.16	$2.55	$8.70	$6.48
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	106.5	109.3	107.2	111.5

(1)Charges recorded during the three months and nine months ended May 31, 2026, relate to targeted restructuring activities to optimize our cost structure and improve operational efficiencies. Charges recorded during the three months and nine months ended May 31, 2025, primarily related to the 2025 Restructuring Plan.
(2)Charges recorded during the nine months ended May 31, 2025, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina. Charges are classified as a component of cost of revenue and selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
(3)Gain recorded during the three months and nine months ended May 31, 2025, related primarily to post-closing adjustments associated with the divestiture of the Mobility Business during fiscal year 2024.
(4)Charges recorded during the nine months ended May 31, 2026, include $8 million of gains on forward foreign exchange contracts in connection with the acquisition of Hanley Energy Group.
(5)Charges recorded during the three months and nine months ended May 31, 2025, related to an impairment of an investment in Preferred Stock.
Adjusted Free Cash Flow

	Nine months ended
(in millions)	May 31, 2026	May 31, 2025
Net cash provided by operating activities (U.S. GAAP)	$1,269	$1,052
Acquisition of property, plant and equipment (“PP&E”)	(382)	(299)
Proceeds and advances from sale of PP&E	104	60
Adjusted free cash flow (Non-GAAP)	$991	$813

Acquisitions and Divestitures
Refer to Note 15 – “Business Acquisitions and Divestitures” to the Condensed Consolidated Financial Statements for discussion.
Liquidity and Capital Resources
We believe that our level of liquidity sources, which includes cash on hand, available borrowings under our revolving credit facilities or future facilities, receivables financing facility and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, cash flows provided by operating activities and access to the capital markets, will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved programs, any potential acquisitions, our working capital requirements and our contractual obligations for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Cash and Cash Equivalents
As of May 31, 2026, we had approximately $1.4 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of May 31, 2026, could be repatriated to the United States without potential tax expense.
Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	3.950% Senior Notes	3.600% Senior Notes	3.000% Senior Notes	1.700% Senior Notes(1)	4.250% Senior Notes	5.450% Senior Notes	4.200% Senior Notes(1)	4.750% Senior Notes(1)	Borrowings under revolving credit facilities and other(2)	Total notes payable and credit facilities
Balance as of August 31, 2025	$499	$498	$595	$499	$497	$297	$—	$—	$—	$2,885
Borrowings	—	—	—	—	—	—	500	496	1,148	2,144
Payments	—	—	—	(500)	—	—	—	—	(1,151)	(1,651)
Other	—	—	—	1	2	1	(3)	(4)	3	—
Balance as of May 31, 2026	$499	$498	$595	$—	$499	$298	$497	$492	$—	$3,378
Maturity Date	Jan 12, 2028	Jan 15, 2030	Jan 15, 2031	Apr 15, 2026	May 15, 2027	Feb 1, 2029	Feb 1, 2029	Feb 1, 2033	Jun 18, 2030
Original Facility/ Maximum Capacity	$500 million	$500 million	$600 million	$500 million	$500 million	$300 million	$500 million	$500 million	$4.4 billion

(1)On January 23, 2026, we issued $500 million aggregate principal amount of 4.200% Senior Notes due 2029 (the “4.200% Senior Notes”) and $500 million aggregate principal amount of 4.750% Senior Notes due 2033 (the “4.750% Senior Notes”) in an underwritten public offering. We used the net proceeds for general corporate purposes, including the repayment of the $500 million aggregate principal amount of 1.700% Senior Notes due in April 2026.
(2)As of May 31, 2026, we had $4.4 billion in available unused borrowing capacity under our revolving credit facilities and receivables financing facility, of which $3.2 billion was available under the senior unsecured credit agreement dated June 18, 2025 (the “Revolving Credit Facility”). The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Under the receivables financing facility, we receive cash advances from an unaffiliated financial institution in exchange for rights to designated pools of trade accounts receivable. Borrowings under commercial paper and the receivables financing facility with an original maturity of 90 days or less are recorded net within the Condensed Consolidated Statements of Cash Flows, and have been excluded from the table above.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.

Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of May 31, 2026, and August 31, 2025, we were in compliance with our debt covenants. Refer to Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Condensed Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of May 31, 2026.
The global asset-backed securitization program expires in January 2028 and the maximum amount of net cash proceeds available at any one time is $700 million.
The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $298 million and $372 million as of May 31, 2026, and August 31, 2025, respectively. During the three months and nine months ended May 31, 2026, we sold $1.1 billion and $3.2 billion, respectively, of trade accounts receivable, and we received cash proceeds of $1.1 billion and $3.2 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of May 31, 2026, and August 31, 2025, we were in compliance with all covenants under our global asset-backed securitization program. Refer to Note 7 – “Asset-Backed Securitization Program” to the Condensed Consolidated Financial Statements for further details on the program.

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
In conjunction with our trade accounts receivable sale programs, we are required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $421 million and $927 million as of May 31, 2026, and August 31, 2025, respectively. During the three months and nine months ended May 31, 2026, we sold $4.2 billion and $12.7 billion, respectively, of trade accounts receivable under these programs and we received cash proceeds of $4.2 billion and $12.7 billion, respectively. The receivables that were sold were removed from the Condensed Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Nine months ended
	May 31, 2026	May 31, 2025
Net cash provided by operating activities	$1,269	$1,052
Net cash used in investing activities	(1,146)	(578)
Net cash used in financing activities	(701)	(1,165)
Effect of exchange rate changes on cash and cash equivalents	5	13
Net decrease in cash and cash equivalents	$(573)	$(678)
Operating Activities
Net cash provided by operating activities during the nine months ended May 31, 2026, was primarily due to an increase in accounts payable, accrued expense and other liabilities and non-cash expenses and net income. Net cash provided by operating activities was partially offset by an increase in prepaid expenses and other current assets, an increase in accounts receivable, an increase in inventories, and an increase in contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments. The increase in prepaid expenses and other current assets is primarily driven by the timing of shipments of customer-controlled consignment components in the Intelligent Infrastructure segment. The increase in accounts receivable is primarily driven by the timing of collections. The increase in inventories is primarily driven by the timing of customer shipments in the Intelligent Infrastructure segment. The increase in contract assets is primarily due to the timing of invoicing to customers in the Intelligent Infrastructure segment.

Investing Activities
Net cash used in investing activities during the nine months ended May 31, 2026, consisted primarily of the acquisition of Hanley and Rebound Technologies and capital expenditures, principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the nine months ended May 31, 2026, was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan.
Capital Expenditures
For Fiscal Year 2026, we anticipate our net capital expenditures to be in the range of 1.0% to 1.5% of net revenue. As we plan for Fiscal Year 2027, we anticipate our net capital expenditures to be in the range of 1.5% to 2.0% of net revenue. In general, our capital expenditures support ongoing maintenance in our Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative, and regulatory factors, among other things.
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
We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program(1)	Q4 FY 2025	$1,000	3.7	$891	$109

(1)As of May 31, 2026, 3.7 million shares had been repurchased for $891 million and $109 million remained available under the 2026 Share Repurchase Program.
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
In addition, we repurchased shares of its common stock through the open market as follows (in millions):

	Three months ended				Nine months ended
	May 31, 2026		May 31, 2025		May 31, 2026		May 31, 2025
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases	0.9	$291	0.2	$30	2.6	$646	2.7	$356
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
The following table summarizes the Warrant activity for the nine months ended May 31, 2026:

Warrant Shares
Outstanding as of August 31, 2025	1,098,957
Changes during the period
Shares granted	—
Shares vested	—
Outstanding as of May 31, 2026	1,098,957
Exercisable as of May 31, 2026	59,582
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of May 31, 2026. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
On January 2, 2026, we completed the acquisition of Hanley Energy Group (“Hanley”). The scope of our evaluation of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Hanley. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of a registrant’s assessment for a period of up to one year following the acquisition. Hanley accounted for 3.8% of total assets and less than 1.0% of net revenue as of and for the nine months ended May 31, 2026.
Changes in Internal Control over Financial Reporting
For our fiscal quarter ended May 31, 2026, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended May 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
March 1, 2026 – March 31, 2026	273,621	$257.38	273,621	$345
April 1, 2026 – April 30, 2026	447,076	$311.28	446,473	$206
May 1, 2026 – May 31, 2026	275,761	$351.82	275,761	$109
Total	996,458	$307.70	995,855

(1)The purchases include amounts that are attributable to 603 shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock unit awards, their tax withholding obligations.
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
During the three months ended May 31, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:
Gary Schick, Senior Vice President, Chief Human Resources Officer, entered into a Rule 10b5-1 trading arrangement on March 21, 2026 (with the first trade under the plan scheduled for July 15, 2026), that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale, subject to certain price limits, of up to 4,000 shares of the Company’s common stock. Mr. Schick’s plan will expire on April 20, 2027, unless earlier terminated pursuant to the terms of the trading arrangement.

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
		8-K	10.1	6/24/2025

10.3†*	Executive Deferred Compensation Plan.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer.

32.1*	Section 1350 Certification by the Chief Executive Officer.

32.2*	Section 1350 Certification by the Chief Financial Officer.

101
The following financial information from Jabil’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of May 31, 2026 and August 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended May 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

JABIL INC. Registrant

Date: June 30, 2026	By:	/s/ MICHAEL DASTOOR
Michael Dastoor Chief Executive Officer

Date: June 30, 2026	By:	/s/ GREGORY B. HEBARD
Gregory B. Hebard Chief Financial Officer