Form 10-K
period 2026-08-31
JABIL INC
filed 2026-10-23
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2026, was approximately $24.0 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 20, 2026, was 102,974,470. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We have incorporated by reference portions of our Proxy Statement for our annual meeting of shareholders expected to be held on January 21, 2027, into Part III hereof, to the extent indicated herein.

JABIL INC. AND SUBSIDIARIES
2026 FORM 10-K ANNUAL REPORT

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

PART I
Item 1. Business
The Company
Jabil is one of the leading providers of engineering, supply chain, and manufacturing solutions. We deliver comprehensive design, production, and product management services to companies across a diverse range of industries and end markets. Our capabilities span the entire product lifecycle—from innovation, design, and planning to fabrication, assembly, delivery, and post-production—enabling seamless management of resources and materials across global supply chains. Through these integrated services, we help our customers reduce manufacturing costs, enhance supply chain efficiency, minimize inventory risk, lower transportation expenses, and accelerate product fulfillment.
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
We conduct our operations in facilities that are located worldwide, including but not limited to China, Malaysia, Mexico, and the United States. Our global production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our global presence is key to assessing and executing on our business opportunities. For the fiscal year ended August 31, 2026, we had net revenues of $36.0 billion and net income attributable to Jabil Inc. of $1.0 billion.
We operate our business in the following three segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable and energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
Beginning September 1, 2026, our Connected Living and Digital Commerce segment was renamed to Intelligent Devices and Robotics to better reflect the evolution of the business, including our increased emphasis on automation and robotic capabilities and a strategic shift towards more highly complex, engineered solutions. Our Intelligent Devices and Robotics segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce and robotics industries. The name change did not impact the composition of the Company's reportable segments or the financial information reported for those segments.
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
•Access to Advanced Design and Manufacturing Technologies. By utilizing manufacturing solutions providers, customers gain access to additional advanced technologies in manufacturing processes, as well as to product and production design, which can offer customers significant improvements in the performance, quality, cost, time-to-market, and manufacturability of their products.
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
Our Strategy
Our vision is to be the world’s most technologically advanced and trusted manufacturing solutions provider. As we work to achieve our vision, we pursue the following strategies:
•Establish and Maintain Long-Term Customer Relationships. An important element of our strategy is to develop and bolster long-term relationships with leading companies in expanding industries that benefit from global, highly automated, continuous-flow manufacturing. We grow these partnerships across product lines and services to create deeper, more integrated value. In addition, we pursue relationships with new customers that meet our targeted profile: financially stable, technology-driven, growth-oriented, and committed to long-term collaboration.
•Diversification. We maintain a diversified portfolio of customers, end markets, technologies and product programs across a broad range of industries. We provide manufacturing, supply chain management, electronics design and product management services for customers in markets such as cloud and data center infrastructure, healthcare, energy and renewable infrastructure, automotive and transportation, warehouse automation, networking and communications, and semi-capital equipment. Our diverse customer and end-market base, together with the breadth of products and solutions we manufacture and support on behalf of our customers, help reduce our exposure to any single industry, customer or product category. We continue to support the resilience and long-term growth of our business by evaluating opportunities to expand and balance our portfolio as customer demand, end markets and technologies evolve.
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

•Leverage Global Production. We believe that global production reduces obsolescence risk, lowers landed costs, and promotes consistent quality worldwide. Consistent with this strategy, we have established or acquired operations in the Americas, Europe and Asia. Our extensive global footprint allows us to select production locations that best serve customer needs. We believe that our global footprint is strengthened by our centralized procurement process, which, when coupled with our single Enterprise Resource Planning system, provides our customers visibility throughout the supply chain. Increasingly, our customers also prefer manufacturing to be located closer to their end markets. To meet this need, we invest in local-for-local and local-for-regional capabilities that improve resilience, reduce lead times, enhance sustainability, and enable us to support customers directly where they operate.
•Expand Value-Added Services. Our systems assembly, direct-order fulfillment, and configure-to-order services allow customers to reduce product cost and obsolescence risk by lowering total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.
•Deliver Design Expertise. We offer a wide spectrum of value-add design services focused on improving performance, reducing costs, accelerating time-to-market, and enhancing manufacturability. Our design expertise also helps customers navigate technology transitions and regulatory requirements, creating full-lifecycle solutions that integrate seamlessly from concept through production.
•Pursue Strategic Acquisitions. Our acquisition strategy complements current capabilities, diversifies us into new industry sectors and customers, and expands the scope of services we offer.
Our Approach to Manufacturing
To achieve high levels of manufacturing performance, we have adopted the following approaches:
•Decentralized Customer Engagement Model. Most of our business units serve a single customer and are empowered to tailor strategies to that customer’s needs. Our business units generally have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners, and engineers. Under certain circumstances, a production line may serve more than one business unit to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, thereby promoting accountability and ownership. Our customer engagement approach is modular and enables us to grow incrementally without disrupting the operations of other business units. Business unit management reviews customer-specific financial performance to assess whether the business units are meeting their designated responsibilities and to ensure that the daily execution of manufacturing activities remains on track. The business units aggregate into operating segments based on the end markets they serve.
•Automated Continuous Flow. We use a highly automated, continuous flow approach to manufacturing, whereby different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process contrasts with a batch approach, in which equipment operates as standalone work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, improved efficiency, tighter quality control, and reduced work-in-process inventory. We believe continuous flow manufacturing provides cost reductions and quality improvement when applied to high volumes of product. Additionally, wherever possible, we automate repetitive or time-intensive tasks to enable employees to take on more creative, value-added work.
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
•Industrialization Engineering Services. Our engineering services combine multiple functions to work with design teams to optimize products for maximum performance, highest quality, and time-to-market while balancing cost and manufacturability. These functions include our computer-assisted design (“CAD”) team, delivering PCBA design with advanced CAD tools; our Value Analysis and Value Engineering team, improving value and reducing cost of both electrical and mechanical assemblies; and our Engineering Prototyping teams for all development stages. Efforts focus on optimizing designs, reducing material and component complexity, and identifying cost-effective sourcing options.
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
•Automation for tooling, manufacturing, and end customer solutions
•Next generation electronic interconnections
•Advanced electrical assembly and test processes
•Advanced polymer and metal material science
•Ceramic, metal and plastic single/multi-shot injection molding
•In-mold mechanical & electrical assembly solutions
•Advanced coating solutions for plastics, metals, and lenses
•Thermal-plastic composite formation
•Advanced thermal management solutions
•Advanced sensor integration
•Optical sensors across wavelengths
•Co-packaged optics
•Silicon photonics
•Sterilization, device filling, and fluid management
•Outsourced semiconductor assembly and test (“OSAT”) capabilities
•Sustainable materials and design
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
In fiscal year 2026, our five largest customers accounted for approximately 37% of our net revenue, and 76 customers accounted for approximately 90% of our net revenue. The table below sets forth the respective portion of net revenue attributable to customers that accounted for a significant concentration of our net revenue during the periods indicated:

	Percentage of Net Revenue Fiscal Year Ended August 31,
	2026	2025	2024
Customer A (1)	20%	16%	*
Customer B (2)	*	*	11%

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
Proprietary Rights
We regard certain aspects of our technology, design, production and product management, supply chain, and other services as proprietary intellectual property. We rely upon a combination of intellectual property laws, and confidentiality and non-disclosure agreements with our customers, employees, suppliers and other third parties; and security systems, policies, and procedures to protect our proprietary rights. We own a portfolio of patents and patent applications relating to a variety of inventions, and expect to continue developing and selectively protecting intellectual property as our business evolves. While we believe our intellectual property rights are important to our business in the aggregate, we do not believe that our business is materially dependent on any individual patent or other intellectual property right. Our success also depends on the knowledge and experience of our management and workforce and on our ability to develop, enhance, and market our technologies and services.
We license certain technology and intellectual property rights from third parties. These licenses generally permit us to use the applicable technology and intellectual property in the jurisdictions in which we operate, and may generally be terminated upon a material breach by us. We do not believe that our business is materially dependent upon any such individual technology or intellectual property license.
Human Capital Management
As of August 31, 2026, our workforce consists of talented and dedicated employees across approximately 120 locations in 30 countries. Following is a summary of employees by region (in thousands):

Region	Number of Employees
Asia	72
Americas	52
Europe	16
Total(1)	140

(1)Total headcount includes permanent, temporary and contingent workers.
In certain locations, our employees are represented by labor unions and by works councils. We promote positive employee relations globally and have not experienced a significant work stoppage or strike.
Safety
“Safety First. Always.” is a fundamental value that is ingrained in our culture. We are committed to safety standards in all of our facilities. We have implemented a continuous improvement-based Health and Safety Management System, including annual training assessments coupled with engaged leaders and employees who prioritize safety.

Human Rights
We believe that respect for fundamental human rights is an essential element of responsible corporate citizenship. We are committed to conducting business in accordance with internationally recognized human rights and labor standards, supported by our Code of Conduct, Supplier Code, and related policies.
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
Our global sites have developed and implemented programs to support the employment, development, and retention of employees with disabilities. These efforts include enhancements to physical and digital accessibility, as well as training initiatives designed to foster a more inclusive environment for all employees. In collaboration with our operations team, we have also established a baseline assessment of site accessibility to help guide future improvements and measure progress over time.
Our commitment to our employees’ safety and wellbeing goes beyond physical health to include mental health. At Jabil, we provide our full-time employees two days of paid time off for health and wellbeing and one day for community service in addition to standard paid time off and holidays.
To serve our communities where we live and operate, in fiscal year 2026, Jabil employees completed over 529,000 volunteer hours. Jabil’s commitment to giving back remains for fiscal year 2027 with a continued focus in the areas of education, empowerment, and the environment. We believe that while our efforts are locally driven, the impact is global.
Jabil hosted its annual Deliver Best Practices Global Finals representing 18 locations from 12 countries. This continuous improvement program embodies the best of Jabil’s culture while focusing on our key business drivers (People, Process, Social & Environmental, and Technology & Innovation).
Recognition plays an important role in appreciating others for going above and beyond their normal job duties and doing what is right for our customers, people, and communities. Jabil acknowledges these well-deserved efforts through our enterprise recognition program, Respect. Recognize. Reward., in addition to regional and site-based recognition efforts that celebrate our employees worldwide. In fiscal year 2025, we expanded the program to recognize more employees each quarter, and in fiscal year 2026, over 4,400 employees were recognized, a 66% increase over the previous fiscal year.
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

•Supporting the mental health and emotional wellbeing of our employees and their families is a high priority at Jabil. We have implemented several programs and benefits over the past several years to help de-stigmatize mental health issues and assist employees in finding and leveraging appropriate resources. These include a global employee assistance program (EAP), on-site behavioral health resources in some locations, and education for our leaders on ways to recognize and respond to signs of mental health and substance abuse issues. Additionally, our global Health and Wellbeing programs help to strengthen mental health resilience.
•The majority of our employees around the world are eligible to participate in our Employee Stock Purchase Plan, allowing them to become owners of Jabil stock at a discount.
Career Growth and Development
At Jabil, we invest in the professional and personal growth and development of our employees at all levels of the organization. Our learning solutions are designed to help employees build skills, strengthen capabilities, and support long-term career growth. Jabil offers learning programs and offerings for all level of employees (hourly, professional, and management).
As part of our talent strategy, we continue to utilize the LinkedIn Learning platform to enhance employees' access to the tools, resources, and support needed to take charge of their career development. We provide free access to LinkedIn Learning to all professional, management, and executive leaders. As technology continues to evolve, Jabil is investing in AI awareness and capability development to help employees adapt to changing ways of working. Through learning resources and practical application of AI-enabled tools, employees are encouraged to build the knowledge and skills needed to enhance productivity, innovation, and decision-making.
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
Employee Engagement
Employee feedback plays an important role in shaping the employee experience at Jabil. Through our Your Voice Matters listening strategy, we utilize an independent third party to gather feedback across our global workforce. We alternate between comprehensive global engagement surveys and targeted pulse surveys, allowing us to monitor employee sentiment, evaluate progress against action plans, and identify opportunities for continuous improvement. Fiscal year 2026 was a pulse survey year. Insights gathered through these surveys help inform leadership actions and drive continuous improvement across the organization.
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
Adam E. Berry (age 49) was named Senior Vice President, Investor Relations & Corporate Affairs in May 2024. He previously served as Vice President, Investor Relations from September 2018. Mr. Berry held other roles of increasing responsibility since joining Jabil in 2010 as Director of Investor Relations. Mr. Berry holds a bachelor’s in Communications from Boston College and an MBA from Georgia Institute of Technology.

Steven D. Borges (age 58) was named Executive Vice President, Global Business Units in May 2024. He previously served as Executive Vice President, Chief Executive Officer, Diversified Manufacturing Services from June 2022; Executive Vice President, Chief Executive Officer, Regulated Industries, from September 2020, with additional responsibility for additive Manufacturing; and as Executive Vice President, Chief Executive Officer, Healthcare from September 2016 through August 2020. Mr. Borges joined Jabil in 1993. He holds a bachelor’s in Business Administration and Management from Fitchburg State University.
Matthew Crowley (age 51) was named Executive Vice President, Global Business Units in May 2024. He most recently served as Senior Vice President, Global Business Units from May 2022, and from March 2019 until April 2022, as Vice President, Global Business Units, and from February 2018 to February 2019 as Senior Director, Cloud. Before joining Jabil in 2018, Mr. Crowley held positions with Dell and Amazon Web Services.
Michael Dastoor (age 61) was named Chief Executive Officer in May 2024. Over his 25-year tenure at Jabil, he has held multiple leadership roles across Jabil’s global markets, including serving as Executive Vice President, Chief Financial Officer from April 2018. Mr. Dastoor previously served as Senior Vice President, Controller from July 2010. Mr. Dastoor joined Jabil in 2000. He holds a degree in Finance and Accounting from the University of Bombay and is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.
Gregory B. Hebard (age 57) was named Chief Financial Officer in May 2024. He most recently served as Senior Vice President, Treasurer since 2021. Since joining Jabil in 2009, Mr. Hebard has held roles of increasing responsibility in finance, including Senior Vice President, CFO Green Point from 2017 to 2021 and Vice President, Financial Planning & Analysis from 2013 to 2017. He holds a master’s in Business from DePaul University and a bachelor’s in Finance from the University of Iowa.
Francis (“Frank”) G. McKay (age 56) was named Senior Vice President, Chief Supply Chain Officer, in January 2019. Prior to his current role, he served as Vice President, Procurement & Purchasing Services from October 2014 and held a variety of management positions in Europe, Asia and the US since joining Jabil in 1997. Mr. McKay holds a bachelor’s from University of Strathclyde.
Kristine Melachrino (age 48) was named Executive Vice President, General Counsel, in March 2025. She most recently served as Senior Vice President, General Counsel since October 2022. She joined Jabil in 2007 holding various roles in the legal department supporting the functional and business teams globally. Prior to this role, Ms. Melachrino served as Vice President, Senior Deputy General Counsel for the global Commercial legal team, advising on complex legal and regulatory matters to facilitate business growth; and Assistant Corporate Secretary. She holds a Juris Doctor from Stetson University College of Law, and an MBA from Stetson University.
Andrew D. Priestley (age 55) was named Executive Vice President, Chief Operations Officer in January 2026. He most recently served as Executive Vice President, Global Business Units since May 2024. Since joining Jabil in 1996, he has held positions of increasing responsibility across the Company, including as Senior Vice President, Global Business Units since 2014. Mr. Priestley holds an honors degree in Engineering with Management from the Edinburgh Napier University.
Rafael Renno (age 47) was named Senior Vice President, Global Business Units in January 2026 leading Jabil’s Connected Living & Digital Commerce segment. Prior to his current role, he served as Senior Vice President, Global Business Units leading Jabil’s Digital Commerce Division, from September 2023 until January 2026. Prior to 2023, he served as Vice President, Global Business Units, leading Retail Automation. Mr. Renno joined Jabil in 2005 and has held a range of senior leadership positions in business development and supply chain management. He holds a bachelor’s degree in mechanical engineering from Universidade Federal de Minas Gerais in Brazil and a postgraduate degree in Finance from Fundação Dom Cabral.
Gary K. Schick (age 56) was named Senior Vice President and Chief Human Resources Officer in October 2023. He most recently served as Vice President, HR Operations from October 2022. Mr. Schick has held several other positions of increasing responsibility in human resources since joining Jabil in August 2018 as a Senior Director, Human Resources. Mr. Schick holds a bachelor’s in Economics from Northwestern University and a Juris Doctor from the University of Pittsburgh School of Law.
May Y. Yap (age 56) was named Senior Vice President, Chief Information Officer in September 2020. She joined Jabil in 2014 as Vice President and CIO of Jabil Green Point. Ms. Yap holds an MBA and a master’s in Computer Science from University of Hull and a doctorate in business administration and management from New York University.

Additional Information
Our principal executive offices are located at 10800 Roosevelt Boulevard North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at https://www.jabil.com. Through a link on the “Investors” section of our website, we make available our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports, free of charge, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The “Investors” section of our website contains a significant amount of information about our Company, including a Sustainability Report, financial and other information for investors. The information that we post on the “Investors” section of our website could be deemed to be material information. We encourage investors, the media and others interested in Jabil to visit our website. Information on our website, however, is not a part of this report.

Item 1A. Risk Factors
Business and Operational Risks
Our ability to schedule production, manage capital expenditures, and maximize the efficiency of our manufacturing capacity is highly dependent on the actions of our customers, who generally do not commit to long-term production schedules and may cancel orders, change production quantities, delay production, and/or change sourcing strategy.
Many of our customers do not commit to firm production schedules for more than one quarter. We make significant decisions, including determining the levels of business that we will seek and accept, production schedules and locations, component procurement commitments, personnel needs, and other resource requirements, based on our estimate of customer requirements. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity and supply chain capabilities.
Many factors outside of our control impact our customers and their ordering behavior, including recession in end markets, changing technology and industry standards, commercial acceptance for products and shifting market demand, product obsolescence, global pandemics, and loss of business. Customers have canceled their orders, changed production quantities or designs, delayed production, changed their sourcing strategy, and terminated their relationships with us. We cannot assure you that present or future customers will not terminate their service arrangements with us or significantly change, reduce, cancel, or delay the amount of services ordered. Such changes, delays, and cancellations have led to, and may lead in the future to, a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. Our ability to recover excess and obsolete inventory costs varies by customer and industry. This has, and may again, result in write downs of inventories, reduction in the number of products that we sell, delays in payment for inventory that we purchased, and reductions in the use of our manufacturing facilities. As many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a product that represents a significant amount of revenue, can harm our gross profit margins and results of operations. In the past, we have also been required to increase staffing and other expenses in order to meet anticipated demand. On occasion, customers have required rapid increases in production for one or more of their products or requested that we relocate our manufacturing operations or transfer manufacturing from one facility to another, which stresses our resources and may reduce operating margins.
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
In addition, we sometimes experience difficulty forecasting the timing of our receipt of payment from customers. The necessary process to begin manufacturing can be lengthy. Because we make capital expenditures during this ramping-up process and may not receive payment until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping-up process have, and may again have, a significant adverse effect on our cash flows and our results of operations. Servicing our largest customers may also require us to increase our capital expenditures.
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
Some of the products we manufacture require one or more components that are only available from a single source. Some of these components are subject to supply shortages from time to time. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold if we have to pay higher prices for components in limited supply, or cause us to have to redesign or reconfigure products to accommodate a substitute component. In the past there have been industry wide conditions, pandemics, natural disasters and global events that have caused material and component shortages. Our supply chain has recently been impacted by component shortages, most notably in the semiconductor industry, and is currently impacted by the global memory component shortage. Our production of a customer’s product has and could again be negatively impacted by any quality, reliability or availability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our results of operations.
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
•maintain and continually improve our engineering and technological expertise;
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
•adverse changes in tax rates or accounting rules and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws or accounting rules;
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
We have in the past and will continue to seek and complete acquisitions and divestitures. We have previously experienced challenges in integrating the operations and management of our recent acquisitions, and we cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions in the future. Similarly, we cannot assure you that we will be able to identify future strategic acquisitions and adequately conduct due diligence, consummate these potential acquisitions on favorable terms, if at all, or if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:
•Financial risks, such as: (1) overpayment; (2) an increase in our expenses and working capital requirements; (3) exposure to liabilities of the acquired businesses, with contractually-based time and monetary limitations on a seller’s obligation to indemnify us; (4) integration costs or failure to achieve synergy targets; (5) incurrence of additional debt; (6) valuation of goodwill and other identifiable intangible assets; (7) possible adverse tax and accounting effects; (8) the risk that we acquire manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue; (9) the risk that, in the future, we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses; and (10) costs associated with environmental risks including fines, remediation and clean-up.
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
Although we conduct what we believe to be a prudent level of due diligence regarding the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual condition of these businesses. We have in the past, and we may in the future, assume liabilities related to the businesses we purchase which were not identified or fully understood in our due diligence process. Until we actually integrate and assume operating control of such businesses and their assets and operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.
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
We rely on information systems, some of which are managed by third parties, to store, process, and transmit confidential information, including financial reporting, inventory management, procurement, invoicing, and electronic communications, belonging to our customers, our suppliers, our employees, and/or us. Any delay or disruption in the operation of these information systems have and could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. We monitor and mitigate our exposure to cybersecurity issues and modify our systems when warranted, and we have implemented business continuity items including data backups at alternative sites, multi-factor authentication, regular risk assessment, and other cybersecurity safeguards. Nevertheless, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, computer viruses, cyberattacks, and security breaches, ranging from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures. These include industrial espionage attacks, data theft, malware, phishing, ransomware attacks, or other cybersecurity threats or incidents. The increased use of mobile technologies and the internet of things can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data, and outages, our operations have and could be disrupted. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. Any theft or misuse of information resulting from a security breach have and could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions), and poor publicity. Any of these could adversely affect our financial results. The increased use of artificial intelligence (“AI”) technologies in our services and operations may exacerbate these risks. In addition, if any of our contractors, consultants, vendors or service providers use any third-party AI-powered software or other tools in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our confidential information through its incorporation into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain or protect, our confidential information, harming our competitive position and business. In addition, we must comply with increasingly complex regulations intended to protect business and personal data in the U.S. and globally. In many cases, these laws apply not only to third-party transactions, but also restrict transfers of personal information among the Company and its international subsidiaries. Several jurisdictions have passed laws in this area, and additional jurisdictions are considering imposing additional restrictions or have laws that are pending. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements causes the Company to incur substantial costs and has required and may in the future require the Company to change its business practices. Compliance with these regulations can be costly and any failure to comply could result in legal and reputational risks as well as penalties, fines and damages that could adversely affect our financial results.
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
Our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. Defects in the products we manufacture or design, whether caused by a design, manufacturing, process or component failure or error, or deficiencies in our manufacturing processes, have occurred and resulted in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or of our manufacturing processes or facilities have subjected us to regulatory enforcement, fines, or penalties and, in some cases, required us to shut down, temporarily halted operations and incurred considerable expense to correct a manufacturing process or facility. In addition, these defects have resulted in, and may in the future result in, liability claims against us, expose us to liability to pay for the recall or remanufacture of a product, or adversely affect product sales or our reputation. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims. Any of these actions could increase our expenses, reduce our revenue or damage our reputation as a supplier to these customers.
We may face heightened liability risks specific to our medical device business as a result of additional healthcare regulatory related compliance requirements and the potential severe consequences (e.g., death or serious injury) that could result from manufacturing defects or malfunctions of the medical devices we manufacture or design.
As a service provider engaged in the business of designing and manufacturing medical devices for our customers, we have compliance requirements in addition to those relating to other industries we serve within our business. We are required to register with the U.S. Food and Drug Administration (“FDA”) and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”), including current Good Manufacturing Practices (cGMPs). This regulation establishes requirements for manufacturers of medical devices to implement design and process manufacturing controls, quality control, labeling, handling, and documentation procedures. The FDA, through periodic inspections and post-market surveillance, continuously and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may elect to take enforcement action against us, including issuing inspection observations or a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured, issuing an import detention on products entering the U.S. from an offshore facility, or temporarily halting operations at or shutting down a manufacturing facility. In August 2026, we received an FDA Warning Letter relating to a March 2026 inspection of the Pharmaceutics International, Inc. facility in Hunt Valley, Maryland. The letter includes findings related to manufacturing practices and quality systems. Since the inspection, management has paused manufacturing at the site pending remediation.

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

We are subject to litigation and proceedings, which have resulted in substantial expenses, settlement costs, or judgments; required the time and attention of key management resources; and/or resulted in adverse publicity, any of which may negatively impact our financial performance.
We are party to various legal actions incidental to our business, as plaintiff or defendant, as well as various other claims, suits, investigations, and legal or governmental proceedings. Regardless of the merits of the claims, litigation or governmental proceedings are both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher expenses, which could have a material adverse effect on our business, financial condition, or results of operations. We cannot predict the final outcome of such lawsuits or proceedings or the likelihood that other proceedings will be initiated against us. Accordingly, the cost of defending against such lawsuits or proceedings, or any future lawsuits or proceedings, may be high and, in any event, these legal proceedings may result in the diversion of our management's time and attention away from our business. In the event that there is an adverse ruling in any legal proceeding, we may be required to make payments to third parties that could be in excess of any amounts accrued and could have a material adverse effect on our reputation, financial condition, and/or results of operations.
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
We base our tax positions on the anticipated nature and conduct of our business and our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax positions are subject to review and possible challenge by taxing authorities (including application of transfer pricing rules to our intercompany transactions) and to possible changes in law. These changes include the enactment and implementation by various countries of the Organization for Economic Co-operation and Development’s (“OECD”) Pillar Two global minimum tax framework, which could increase our effective tax rate and cash tax liabilities. We cannot determine in advance the extent to which some jurisdictions may assess additional taxes, interest, or penalties. In addition, our effective tax rate has been and may be increased by changes in the mix of earnings between jurisdictions, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates, or taxing authorities adopting more aggressive interpretations of tax laws. Acquisitions and/or divestitures may cause our effective tax rate to increase, depending on the jurisdictions in which the operations are located.
Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted, which could occur if we are unable to satisfy the conditions on which such incentives are based, if they are not renewed upon expiration, if tax rates applicable to us in such jurisdictions otherwise increase, or if the global minimum tax reduces the benefits achieved from the tax incentives.

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
We have recorded intangible assets, including goodwill, in connection with business acquisitions. We perform a goodwill impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. See Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for further discussion of the impairment testing of goodwill and identifiable intangible assets. A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of our businesses, and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future, which could impact our Consolidated Balance Sheets, as well as our Consolidated Statements of Operations.
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
Our cybersecurity risk management program is integrated into our global enterprise risk management framework, which is designed to help identify, monitor, and mitigate key strategic risks. Our enterprise risk assessment, which includes data protection and cybersecurity, is developed annually to provide insight into the risks with the greatest potential to impact Jabil’s strategy and our financial goals. Key components of our cybersecurity risk management program include the following:
•Cybersecurity policies. We leverage cybersecurity industry-standard frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (“NIST”), and insights from internal assessments to develop policies to guide the use of our information assets (for example, business information and information resources such as mobile phones, computers, and workstations), access to specific intellectual property or technologies, deployment of AI within the Company, and protection of personal information. The Company has also established written policies and procedures to help ensure that cybersecurity incidents are quickly assessed and addressed.
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

•Incident response. The Cybersecurity Incident Response Team (“CIRT”), deploys, maintains, and monitors various tools and processes, including periodic tabletop exercises, designed to safeguard against and detect cybersecurity incidents that may occur. As part of our incident response program, members of management are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. In accordance with established written policies and procedures, escalation protocols are used to provide information to, and engage with, executive management, the Cybersecurity Committee and the Board, throughout the incident response process. The CIRT reviews these controls regularly, and makes enhancements as needed to incorporate lessons learned, updated industry standards, and any new or revised legal requirements.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected us during fiscal year 2026 or are reasonably likely to materially affect us in the near term, including our business strategy, results of operations, or financial condition. Additional information about our cybersecurity risks is discussed in “Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues, have and could in the future adversely affect our operations” in Item 1A. Risk Factors, which should be read in conjunction with the information above.
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
As part of its role in overseeing risk management, the Committee reports to the Board annually regarding briefings provided by management and advisors as well as the Committees’ own analysis and conclusions regarding cybersecurity risks faced by the Company. The Committee will review with management and the Board, and advise them regarding the following matters, as necessary:
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
The CISO has over 21 years of experience leading large-scale security programs protecting critical infrastructure and sensitive data, modernizing digital identity systems, and driving cultural transformation within security teams in the federal, healthcare, and global manufacturing sectors. The CIO has over 34 years of experience focused on corporate strategy formulation and implementation, IT management including cybersecurity, and business and process transformation.

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
The table below lists the approximate square footage for our facilities as of August 31, 2026 (in millions):

Region	Approximate Square Footage
Asia	20
Americas	15
Europe	5
Total(1)(2)	40

(1)Approximately 13% of our total square footage is not currently used in business operations.
(2)Consists of 15 million square feet in facilities that we own with the remaining 25 million square feet in leased facilities.
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
On October 20, 2026, the closing sales price for our common stock as reported on the New York Stock Exchange was $277.18. As of October 20, 2026, there were 872 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers, and other financial institutions.
Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Stock Performance Graph
The performance graph and table show a comparison of cumulative total stockholder return, assuming the reinvestment of dividends, from a $100 investment in the common stock of Jabil over the five-year period ending August 31, 2026, with the cumulative stockholder return of the (1) S&P 500 Index and (2) peer group which includes Celestica Inc., Flex Ltd., Hon-Hai Precision Industry Co. Ltd, Plexus Corp., and Sanmina Corp.

August 31	2021	2022	2023	2024	2025	2026
Jabil Inc.	$100	$98	$187	$179	$336	$501
S&P 500 Index – Total Returns	$100	$89	$103	$131	$152	$183
Peer Group	$100	$96	$105	$178	$252	$357

Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock, excluding excise tax, during the three months ended August 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(2)
June 1, 2026 – June 30, 2026	39,912	$369.59	39,912	$94
July 1, 2026 – July 31, 2026	310,376	$297.86	306,682	$1,503
August 1, 2026 – August 31, 2026	188,141	$333.68	188,141	$1,440
Total	538,429	$315.70	534,735

(1)The purchases include amounts that are attributable to 3,694 shares of common stock surrendered to us by employees to satisfy, in connection with the vesting of restricted stock units and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)In July 2025, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock as publicly announced in a press release on July 17, 2025 (the “2026 Share Repurchase Program”). In July 2026, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock as publicly announced in a press release on July 15, 2026 (the “2027 Share Repurchase Program”). For more information, see “Liquidity and Capital Resources - Dividends and Share Repurchases”.
In December 2024, we issued a warrant to Amazon.com NV Investment Holdings LLC to acquire up to 1,158,539 of our ordinary shares as reported in a Current Report on Form 8-K filed on January 3, 2025. See Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements for further details.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are one of the leading providers of engineering, supply chain, and manufacturing solutions. We deliver comprehensive design, production, and product management services to companies across a diverse range of industries and end markets. Our capabilities span the entire product lifecycle—from innovation, design, and planning to fabrication, assembly, delivery, and post-production— enabling seamless management of resources and materials across global supply chains. Through these integrated services, we help our customers reduce manufacturing costs, enhance supply chain efficiency, minimize inventory risk, lower transportation expenses, and accelerate product fulfillment.
We have three reporting segments: Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital, and risk profiles. Our Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable and energy infrastructure industries. Our Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. Our Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries.
Beginning September 1, 2026, our Connected Living and Digital Commerce segment was renamed to Intelligent Devices and Robotics to better reflect the evolution of the business, including our increased emphasis on automation and robotic capabilities and a strategic shift towards more highly complex, engineered solutions. Our Intelligent Devices and Robotics segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce and robotics industries. The name change did not impact the composition of the Company's reportable segments or the financial information reported for those segments.
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
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), including, among others, tariffs on imports of certain Canadian, Chinese, and Mexican goods, a universal baseline tariff on imports from most countries, and reciprocal tariffs on select countries. On April 20, 2026, the U.S. Customs and Border Protection launched a system to process IEEPA tariff refund claims. The Company recognizes refunds in the Consolidated Financial Statements as and when the amounts are probable and reasonably estimable. During the fiscal year ended August 31, 2026, the Company began receiving refunds for IEEPA tariffs previously paid, which did not have a material impact on the Company’s results of operations. The global tariff landscape continues to shift rapidly, with changes impacting businesses and markets around the world. We continue to monitor the situation, including whether any additional refunds may be forthcoming, and we do not expect that the receipt of any additional refunds would have a material impact on the Company’s results of operations.

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
An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in operations outside the U.S. are denominated in local currencies. We economically hedge certain of these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign currency exchange contracts. Changes in the fair value of such hedging instruments are reflected within the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income.
See Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
Summary of Results
The following table sets forth, for the periods indicated, certain key operating results and other financial information (in millions, except per share data):

	Fiscal Year Ended August 31,
	2026	2025	2024
Net revenue	$35,954	$29,802	$28,883
Gross profit	$3,317	$2,646	$2,676
Operating income	$1,704	$1,182	$2,013
Net income attributable to Jabil Inc.	$1,042	$657	$1,388
Earnings per share – basic	$9.86	$6.00	$11.34
Earnings per share – diluted	$9.75	$5.92	$11.17
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
The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	August 31, 2026	May 31, 2026	August 31, 2025
Sales cycle(1)	2 days	5 days	18 days
Inventory turns (annualized)(2)	4 turns	4 turns	5 turns
Days in accounts receivable(3)	55 days	56 days	44 days
Days in inventory(4)	82 days	84 days	69 days
Days in accounts payable(5)	135 days	135 days	96 days

(1)The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators.
(2)Inventory turns (annualized) are calculated as 360 days divided by days in inventory.
(3)Days in accounts receivable is calculated as accounts receivable, net, divided by net revenue multiplied by 90 days. During the three months ended August 31, 2026, the increase in days in accounts receivable from the three months ended August 31, 2025, was primarily driven by timing of payments.

(4)Days in inventory is calculated as inventories, net and contract assets divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2026, the increase in days in inventory from the three months ended August 31, 2025, was primarily driven by timing of customer shipments in the Intelligent Infrastructure segment during the quarter.
(5)Days in accounts payable is calculated as accounts payable divided by cost of revenue multiplied by 90 days. During the three months ended August 31, 2026, the increase in days in accounts payable from the three months ended August 31, 2025, was primarily due to timing of payments in the Intelligent Infrastructure segment during the quarter.
Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements. For further discussion of our significant accounting policies, see Note 1 – “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.
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
For further discussion related to impairment analyses performed during fiscal year 2026, see Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Income Taxes
We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the Consolidated Financial Statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, see Note 15 – “Income Taxes” to the Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 19 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, for the results of operations discussion for the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024.
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

	Fiscal Year Ended August 31,			Change
(dollars in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Net revenue	$35,954	$29,802	$28,883	20.6%	3.2%
2026 vs. 2025
Net revenue increased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025. Specifically, the Intelligent Infrastructure segment net revenue increased 45% primarily due to: (i) a 33% increase in revenues from existing customers within our cloud and data center infrastructure business, (ii) a 8% increase in revenues from existing customers within our networking and communications business, and (iii) a 4% increase in revenues from existing customers within our capital equipment business. AI-related revenue growth across these end markets was primarily driven by strong demand for certain AI infrastructure programs. The Regulated Industries segment net revenue increased 7% primarily due to: (i) a 4% increase in revenues from existing customers within our automotive and transportation business, and (ii) a 3% increase in revenues from existing customers within our renewable and energy infrastructure business. The Connected Living and Digital Commerce segment net revenue decreased 4% primarily due to a 11% decrease in revenues from existing customers within our connected living business. The decrease was partially offset by a 7% increase in revenues from existing customers within our digital commerce business.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2026	2025	2024
Regulated Industries	35%	40%	42%
Intelligent Infrastructure	50%	41%	32%
Connected Living and Digital Commerce	15%	19%	26%
Total	100%	100%	100%
The following table sets forth, for the periods indicated, foreign source revenue expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2026	2025	2024
Foreign source revenue	73.1%	75.0%	82.5%
Gross Profit

	Fiscal Year Ended August 31,
(dollars in millions)	2026	2025	2024
Gross profit	$3,317	$2,646	$2,676
Percent of net revenue	9.2%	8.9%	9.3%
2026 vs. 2025
Gross profit as a percentage of net revenue increased for the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to product mix in our Intelligent Infrastructure segment.
Selling, General and Administrative

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Selling, general and administrative	$1,222	$1,015	$1,071	$207	$(56)
2026 vs. 2025
Selling, general and administrative expenses increased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to an increase in salary and salary related expenses, including salary and salary related expenses resulting from the acquisitions of Hanley Energy Group (“Hanley”) and Rebound Technologies Group Holdings Limited (“Rebound Technologies”).
2025 vs. 2024
Selling, general and administrative expenses decreased during the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024. The decrease is primarily due to: (i) lower salary and salary related expenses primarily driven by the divestiture of the Mobility Business during the fiscal year ended August 31, 2024, (ii) a decrease in office and support costs, and (iii) a decrease in business interruption and impairment charges, net.
See Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
Stock-Based Compensation Expense and Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Stock-based compensation expense and related charges	$140	$107	$89	$33	$18

2026 vs. 2025
Stock-based compensation expense and related charges increased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to accelerated expense recognition associated with retirement provisions applicable to awards granted during the fiscal year ended August 31, 2026 and higher anticipated achievement levels for certain performance-based stock awards.
2025 vs. 2024
Stock-based compensation expense and related charges remained relatively consistent for the fiscal year ended August 31, 2025, compared to the fiscal year ended August 31, 2024.
See Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements for additional information.
Research and Development

	Fiscal Year Ended August 31,
(dollars in millions)	2026	2025	2024
Research and development	$30	$26	$39
Percent of net revenue	0.1%	0.1%	0.1%
2026 vs. 2025
Research and development expenses remained consistent as a percent of net revenue during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025.
Amortization of Intangibles

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Amortization of intangibles	$89	$62	$40	$27	$22
2026 vs. 2025
Amortization of intangibles increased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to additional amortization associated with intangible assets related to the acquisitions of Hanley, Rebound Technologies, and Pharmaceutics International, Inc. (“Pii”). The increase is partially offset by a decrease in amortization related to the Green Point trade name, which was fully amortized during the fiscal year ended August 31, 2026.
See Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
Restructuring, Severance, and Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Restructuring, severance and related charges	$97	$181	$296	$(84)	$(115)
2026 vs. 2025
Restructuring, severance and related charges decreased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to higher restructuring, severance and related charges, related to the 2025 Restructuring Plan, during the fiscal year ended August 31, 2025. The decrease is partially offset by restructuring, severance, and related charges, related to targeted restructuring activities to optimize our cost structure and improve operational efficiencies, during the fiscal year ended August 31, 2026.

2025 Restructuring Plan
On September 24, 2024, our Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General and Administrative (“SG&A”) and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”).
The 2025 Restructuring Plan, totaling approximately $200 million in pre-tax restructuring and other related costs, was substantially complete as of August 31, 2026.
See Note 14 – “Restructuring, Severance and Related Charges” to the Consolidated Financial Statements for additional information.
Loss (Gain) from the Divestiture of Businesses

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Loss (gain) from the divestiture of businesses	$1	$53	$(942)	$(52)	$995
2026 vs. 2025
Charges recorded during the fiscal year ended August 31, 2025, related primarily to a pre-tax loss of $97 million recognized for the divestiture of our operations in Italy. Additionally, certain post-closing adjustments associated with the divestiture of the Mobility Business were realized during the fiscal year ended August 31, 2025, resulting in the recognition of a $54 million pre-tax gain.
See Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
Acquisition and Divestiture Related Charges

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Acquisition and divestiture related charges	$34	$20	$70	$14	$(50)
2026 vs. 2025
Acquisition and divestiture related charges increased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to higher transaction costs incurred in connection with pursuing acquisition opportunities during the fiscal year ended August 31, 2026. The increase is partially offset by $8 million of gains on forward foreign exchange contracts in connection with the acquisition of Hanley during the fiscal year ended August 31, 2026.
See Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for additional information.
Loss on Securities

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Loss on securities	$—	$46	$—	$(46)	$46
2026 vs. 2025
Loss on securities during the fiscal year ended August 31, 2025, related to an impairment of an investment in Preferred Stock.

Other Expense

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Other expense	$115	$97	$89	$18	$8
2026 vs. 2025
Other expense increased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to an increase in fees related to higher utilization on our trade accounts receivable sales programs. The increase was partially offset by lower interest rates related to these programs.
Interest Expense, net

	Fiscal Year Ended August 31,			Change
(in millions)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Interest expense, net	$181	$147	$173	$34	$(26)
2026 vs. 2025
Interest expense, net increased during the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025, primarily due to higher interest rates on fixed interest rate debt obligations, attributable to the issuance of 4.200% Senior Notes and 4.750% Senior Notes during the fiscal year ended August 31, 2026.
Income Tax Expense

	Fiscal Year Ended August 31,			Change
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Effective income tax rate	26.1%	26.4%	20.7%	(0.3)%	5.7%
2026 vs. 2025
The effective income tax rate remained consistent for the fiscal year ended August 31, 2026, compared to the fiscal year ended August 31, 2025.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries, including countries in which we have tax incentives, continue to implement a 15% global minimum corporate tax framework. OECD guidance issued January 5, 2026 provides that U.S. parented multinationals may be exempt from aspects of the global minimum tax; however, timing and manner of adoption of such guidance may vary by country. These tax changes did not have a material impact to our effective income tax rate for the fiscal year ending August 31, 2026.
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted which includes permanent extensions of certain expiring provisions of the Tax Cuts and Jobs Act and makes significant modifications to the U.S. international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through the fiscal year ended August 31, 2027. The OBBBA did not have a material impact to our Consolidated Financial Statements for the fiscal year ended August 31, 2026; however, we will continue to monitor developments and evaluate any potential future impacts.
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
We use an annual normalized tax rate (“normalized core tax rate”) for the computation of the non-GAAP (core) income tax provision to provide better consistency across reporting periods. In estimating the normalized core tax rate annually, we utilize a full-year financial projection of core earnings that considers the mix of earnings across tax jurisdictions, existing tax positions, and other significant tax matters. We may adjust the normalized core tax rate during the year for material impacts from new tax legislation or material changes to our operations.
We are reporting “core” operating income, “core” operating margin, “core” earnings and cash flows to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income, “core” operating margin and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring, severance and related charges, we may make associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income, “core” operating margin and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of common stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to consider these matters when evaluating the utility of these non-GAAP financial measures.
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
Included in the tables below are a reconciliation of the non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements:
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025 for the non-GAAP financial measures discussion for the fiscal year ended August 31, 2025 compared to the fiscal year ended August 31, 2024.

Reconciliation of U.S. GAAP Financial Results to Non-GAAP Measures

	Fiscal Year Ended August 31,
(in millions, except for per share data)	2026	2025	2024
Net revenue	$35,954	$29,802	$28,883

Operating income (U.S. GAAP)	$1,704	$1,182	$2,013
Amortization of intangibles	89	62	40
Stock-based compensation expense and related charges	140	107	89
Restructuring, severance and related charges(1)	97	181	296
Net periodic benefit cost	4	7	6
Business interruption and impairment charges, net(2)	—	8	16
Loss (gain) from the divestiture of businesses(3)	1	53	(942)
Acquisition and divestiture related charges(4)	34	20	70
Adjustments to operating income	365	438	(425)
Core operating income (Non-GAAP)	$2,069	$1,620	$1,588

Operating margin (U.S. GAAP)	4.7%	4.0%	7.0%
Core operating margin (Non-GAAP)	5.8%	5.4%	5.5%

Net income attributable to Jabil Inc. (U.S. GAAP)	$1,042	$657	$1,388
Adjustments to operating income	365	438	(425)
Loss on securities(5)	—	46	—
Net periodic benefit cost	(4)	(7)	(6)
Adjustment for taxes(6)	(4)	(52)	99
Core earnings (Non-GAAP)	$1,399	$1,082	$1,056
Diluted earnings per share (U.S. GAAP)	$9.75	$5.92	$11.17
Diluted core earnings per share (Non-GAAP)	$13.09	$9.75	$8.49
Diluted weighted average shares outstanding (U.S. GAAP and Non-GAAP)	106.9	110.9	124.3

(1)Charges recorded during the fiscal year ended August 31, 2026, relate to targeted restructuring activities to optimize our cost structure and improve operational efficiencies. Charges recorded during the fiscal year ended August 31, 2025, primarily related to the 2025 Restructuring Plan.
(2)Charges recorded during the fiscal year ended August 31, 2025, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida and Asheville and Hendersonville, North Carolina. Charges recorded during the fiscal year ended August 31, 2025, are classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.
(3)Charges recorded during the fiscal year ended August 31, 2025, related primarily to a pre-tax loss of $97 million recognized for the divestiture of our operations in Italy. Additionally, certain post-closing adjustments associated with the divestiture of the Mobility Business were realized during the fiscal year ended August 31, 2025, resulting in the recognition of a $54 million pre-tax gain.
(4)Charges recorded during the fiscal year ended August 31, 2026, include $8 million of gains on forward foreign exchange contracts in connection with the acquisition of Hanley.
(5)Charges recorded during the fiscal year ended August 31, 2025, related to an impairment of an investment in Preferred Stock.
(6)Tax adjustments for the fiscal year ended August 31, 2025, were partially driven by an income tax benefit associated with a reduction in unrecognized tax benefits from a lapse in statute of limitations.

Adjusted Free Cash Flow

	Fiscal Year Ended August 31,
(in millions)	2026	2025	2024
Net cash provided by operating activities (U.S. GAAP)	$2,002	$1,640	$1,716
Acquisition of property, plant and equipment (“PP&E”)	(628)	(468)	(784)
Proceeds and advances from sale of PP&E	158	146	123
Adjusted free cash flow (Non-GAAP)	$1,532	$1,318	$1,055
Quarterly Results (Unaudited)
The following table sets forth certain unaudited quarterly financial information for the three months ended August 31, 2026, and 2025. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting primarily of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
(in millions, except for per share data)	August 31, 2026	August 31, 2025
Net revenue	$10,616	$8,252
Gross profit	$1,001	$783
Operating income	$602	$337
Net income attributable to Jabil Inc.	$398	$218
Earnings per share – basic	$3.80	$2.03
Earnings per share – diluted	$3.76	$1.99
Acquisitions and Divestitures
See Note 16 – “Business Acquisitions and Divestitures” to the Consolidated Financial Statements for discussion.
Certain Regulatory Matters
On August 27, 2026, we received an FDA Warning Letter relating to an inspection in March 2026 of the Pharmaceutics International, Inc. (“Pii”) facility in Hunt Valley, Maryland. The letter includes findings related to manufacturing practices and quality systems. All findings relate to Pii and that location, and we do not conduct aseptic filling at any other Jabil location. Since the inspection, management has paused manufacturing at the site, made leadership changes, and launched a comprehensive corrective action plan supported by Jabil’s quality, technical, and operational resources, as well as external industry experts. We are working constructively with the FDA as we address the findings and will begin full remediation once the plan is approved.
Liquidity and Capital Resources
We believe that our level of liquidity sources – which includes cash on hand, available borrowings under our revolving credit facilities, receivables financing facility and commercial paper program, additional proceeds available under our global asset-backed securitization program and under our uncommitted trade accounts receivable sale programs, and cash flows provided by operating activities – and our access to the capital markets will be adequate to fund our capital expenditures, the payment of any declared quarterly dividends, any share repurchases under the approved program, any potential acquisitions, our working capital requirements and our contractual obligations for the next 12 months and beyond. We continue to assess our capital structure and evaluate the merits of redeploying available cash.
Cash and Cash Equivalents
As of August 31, 2026, we had approximately $1.7 billion in cash and cash equivalents, of which a significant portion was held by our foreign subsidiaries. Most of our foreign cash and cash equivalents as of August 31, 2026, could be repatriated to the United States without potential tax expense.

Notes Payable and Credit Facilities
Following is a summary of principal debt payments and debt issuance for our notes payable and credit facilities:

(in millions)	1.700% Senior Notes(1)	4.250% Senior Notes	3.950% Senior Notes	5.450% Senior Notes	4.200% Senior Notes(1)	3.600% Senior Notes	3.000% Senior Notes	4.750% Senior Notes(1)	Borrowings under revolving credit facilities and other(2)	Total notes payable and credit facilities
Balance as of August 31, 2024	$499	$496	$498	$296	$—	$497	$594	$—	$—	$2,880
Borrowings	—	—	—	—	—	—	—	—	1,844	1,844
Payments	—	—	—	—	—	—	—	—	(1,844)	(1,844)
Other	—	1	1	1	—	1	1	—	—	5
Balance as of August 31, 2025	499	497	499	297	—	498	595	—	—	2,885
Borrowings	—	—	—	—	500	—	—	496	1,777	2,773
Payments	(500)	—	—	—	—	—	—	—	(1,775)	(2,275)
Other	1	2	—	1	(3)	—	1	(4)	(2)	(4)
Balance as of August 31, 2026	$—	$499	$499	$298	$497	$498	$596	$492	$—	$3,379
Maturity Date	Apr 15, 2026	May 15, 2027	Jan 12, 2028	Feb 1, 2029	Feb 1, 2029	Jan 15, 2030	Jan 15, 2031	Feb 1, 2033	Jun 18, 2030
Original Facility/ Maximum Capacity	$500 million	$500 million	$500 million	$300 million	$500 million	$500 million	$600 million	$500 million	$4.4 billion(2)

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
(2)As of August 31, 2026, we had $4.4 billion in available unused borrowing capacity under our revolving credit facilities and receivables financing facility, of which $3.2 billion was available under the senior unsecured credit agreement dated June 18, 2025 (the “Revolving Credit Facility”). The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. We have a borrowing capacity of up to $3.2 billion under our commercial paper program. Under the receivables financing facility, we receive cash advances from an unaffiliated financial institution in exchange for rights to designated pools of trade accounts receivable. Borrowings under commercial paper and the receivables financing facility with an original maturity of 90 days or less are recorded net within the Consolidated Statements of Cash Flows, and have been excluded from the table above.
In the ordinary course of business, we have letters of credit and surety bonds with banks and insurance companies outstanding of $137 million as of August 31, 2026. Unused letters of credit were immaterial as of August 31, 2026. Letters of credit and surety bonds are generally available for draw down in the event we do not perform.
We have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future to augment our liquidity and capital resources.
Our Senior Notes and our credit facilities contain various financial and nonfinancial covenants. A violation of these covenants could negatively impact our liquidity by restricting our ability to borrow under the notes payable and credit facilities and potentially causing acceleration of amounts due under these notes payable and credit facilities. As of August 31, 2026, and 2025, we were in compliance with our debt covenants. See Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

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
The special purpose entity in the global asset-backed securitization program is a wholly owned subsidiary of the Company and is included in our Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2026.
The global asset-backed securitization program expires in January 2028. Effective August 17, 2026, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $700 million to $800 million through September 2026 and to $900 million starting in October 2026.
The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $378 million and $372 million as of August 31, 2026, and 2025, respectively. During the fiscal year ended August 31, 2026, we sold $4.5 billion of trade accounts receivable, and we received cash proceeds of $4.5 billion. The receivables that were sold were removed from the Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Consolidated Statements of Cash Flows.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of August 31, 2026, and 2025, we were in compliance with all covenants under our global asset-backed securitization program. See Note 8 – “Asset-Backed Securitization Program” to the Consolidated Financial Statements for further details on the program.
Trade Accounts Receivable Sale Programs
We regularly sell designated pools of high credit quality trade accounts receivable under uncommitted trade accounts receivable sale programs to unaffiliated financial institutions without recourse. In conjunction with our trade accounts receivable sale programs, we are required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where we have continuing involvement was approximately $677 million and $927 million as of August 31, 2026, and 2025, respectively. During the fiscal year ended August 31, 2026, we sold $18.3 billion of trade accounts receivable under these programs and we received cash proceeds of $18.3 billion. The receivables that were sold were removed from the Consolidated Balance Sheets and the cash received was included as cash provided by operating activities on the Consolidated Statements of Cash Flows.
Cash Flows
The following table sets forth selected consolidated cash flow information (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Net cash provided by operating activities	$2,002	$1,640	$1,716
Net cash (used in) provided by investing activities	(1,335)	(714)	1,351
Net cash used in financing activities	(866)	(1,204)	(2,668)
Effect of exchange rate changes on cash and cash equivalents	5	10	(2)
Net (decrease) increase in cash and cash equivalents	$(194)	$(268)	$397

Operating Activities
Net cash provided by operating activities during the fiscal year ended August 31, 2026, was primarily due to an increase in accounts payable, accrued expenses and other liabilities and non-cash expenses and net income. Net cash provided by operating activities was partially offset by an increase in inventories, an increase in prepaid expenses and other current assets, an increase in accounts receivable, and an increase in contract assets. The increase in accounts payable, accrued expenses and other liabilities is primarily due to the timing of purchases and cash payments in the Intelligent Infrastructure segment. The increase in inventories is primarily driven by timing of customer shipments in the Intelligent Infrastructure segment. The increase in prepaid expenses and other current assets is primarily driven by the timing of shipments of customer-controlled consignment components in the Intelligent Infrastructure segment. The increase in accounts receivable is primarily driven by the timing of collections. The increase in contract assets is primarily due to the timing of revenue recognition for the over time customers.
Investing Activities
Net cash used in investing activities during the fiscal year ended August 31, 2026, consisted primarily of the acquisition of Hanley and Rebound Technologies and capital expenditures, principally to support ongoing business in the Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments, partially offset by proceeds and advances from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities during the fiscal year ended August 31, 2026, was primarily due to (i) payments for debt agreements, (ii) the repurchase of our common stock under our share repurchase authorization, (iii) treasury stock minimum tax withholding related to vesting of restricted stock, and (iv) dividend payments. Net cash used in financing activities was partially offset by (i) borrowings under debt agreements and (ii) net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan.
Capital Expenditures
For Fiscal Year 2027, we anticipate our net capital expenditures to be in the range of 1.5% to 2.0% of net revenue. In general, our capital expenditures support ongoing maintenance and growth in our Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce segments and investments in capabilities and targeted end markets. The amount of actual capital expenditures may be affected by general economic, financial, competitive, legislative, and regulatory factors, among other things.
Dividends and Share Repurchases
Following is a summary of the dividends and share repurchases for the fiscal years indicated below (in millions):

	Dividends Paid(1)	Share Repurchases(2)	Total
Fiscal years 2016 – 2023	$426	$3,079	$3,505
Fiscal year 2024	$42	$2,500	$2,542
Fiscal year 2025	$36	$1,000	$1,036
Fiscal year 2026	$35	$1,060	$1,095
Total	$539	$7,639	$8,178

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

We repurchase shares of our common stock under share repurchase programs authorized by our Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program	Q4 FY 2025	$1,000	4.0	$1,000	$—	Q4 FY 2026
2027 Share Repurchase Program(1)	Q4 FY 2026	$1,500	1.9	$602	$898

(1)As of August 31, 2026, 0.2 million shares of common stock had been repurchased for $60 million and $1.4 billion remains available under the 2027 Share Repurchase Program. As of October 20, 2026, 1.9 million shares of common stock had been repurchased for $602 million and $898 million remained available under the 2027 Share Repurchase Program.
Under ASR agreements, we make payments to the participating financial institutions and receive an initial delivery of shares of common stock. The final number of shares of common stock delivered upon settlement of the ASR agreements is determined based on a discount to the volume weighted average price of our common stock during the term of the agreements. The initial delivery and final delivery of shares of common stock, results in an immediate reduction of the outstanding shares of common stock used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024		$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025		$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	0.0	1.8	$171.91
Q1 FY 2026	Q2 FY 2026	(1)	$45	0.2	0.0	0.2	$209.67
Q2 FY 2026	Q3 FY 2026	(2)	$200	0.8	0.0	0.8	$246.29
Q1 FY 2027	Q2 FY 2027		$281	0.8	(3)	(3)	$304.41

(1)In October 2025, we entered into ASR agreements to repurchase $45 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $45 million to participating financial institutions and received an initial delivery of shares of common stock. In December 2025, the ASR transaction was completed and the final delivery of shares of common stock was received.
(2)In December 2025, we entered into ASR agreements to repurchase $200 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $200 million to participating financial institutions and received an initial delivery of shares of common stock. In March 2026, the ASR transaction was completed and the final delivery of shares of common stock was received.
(3)In October 2026, we entered into ASR agreements to repurchase $281 million, excluding excise tax, of our common stock. Under the ASR agreements, we made payments of $281 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreements.
In addition, we repurchased shares of our common stock through the open market as follows (in millions):

	Fiscal Year Ended August 31,
	2026		2025		2024
	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	3.2	$815	2.8	$377	11.3	$1,445

(1)As of October 20, 2026, 1.1 million shares of common stock had been repurchased for $321 million through open market transactions under the 2027 Share Repurchase Program.

Warrants
On December 27, 2024, we issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”) to acquire up to 1,158,539 of our ordinary shares (“Warrant Shares”) at an initial exercise price of $137.7671 per share, which is the preceding 30 trading day VWAP. The Warrant allows for cashless exercise and expires December 27, 2031. The Warrant Shares are subject to vesting for payments for purchased products and services over the seven-year Warrant term, with 59,582 of the Warrant Shares having vested upon issuance. As of August 31, 2026, 59,582 Warrant Shares have vested and remain unexercised. See Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements for additional information.
Contractual Obligations
Our contractual obligations as of August 31, 2026, are summarized below. As disclosed below, while we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks, at most. Purchase orders beyond this time frame are typically cancellable.

	Payments due by period (in millions)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Notes payable and long-term debt	$3,379	$499	$1,294	$1,094	$492
Future interest on notes payable and long-term debt(1)	425	133	180	79	33
Operating lease obligations(2)(3)	785	138	228	167	252
Finance lease obligations(2)(3)(4)	377	99	116	52	110
Non-cancelable purchase order obligations(5)	623	388	204	31	—
Pension and postretirement contributions and payments(6)	68	31	6	8	23
Total contractual obligations(7)	$5,657	$1,288	$2,028	$1,431	$910

(1)Consists of interest on notes payable and long-term debt outstanding as of August 31, 2026.
(2)Excludes $149 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(3)Excludes $452 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(4)Includes $135 million of payments related to a lease with a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. This is also the Company’s maximum exposure to loss related to the VIE.
(5)Consists of purchase commitments entered into as of August 31, 2026, primarily for property, plant and equipment and software pursuant to legally enforceable and binding agreements.
(6)Includes the estimated company contributions to funded pension plans during fiscal year 2027 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2027 through 2036. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(7)As of August 31, 2026, we have $159 million recorded as a long-term liability for uncertain tax positions. In addition, we agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. We are not able to reasonably estimate the timing of payments, or the amount by which these liabilities will increase or decrease over time, and accordingly, they have been excluded from the above table.

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
Forward foreign exchange contracts will generally expire in less than three months and are primarily denominated in Chinese yuan renminbi, euro, Malaysian ringgit, Mexican peso, and Swiss franc. Based on our overall currency rate exposures as of August 31, 2026 and 2025, respectively, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements. See Note 11 – “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements for additional information.
Interest Rate Risk
Our exposure to market risk includes changes in interest rates that could affect the Consolidated Balance Sheet, Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows. We are exposed to interest rate risk primarily on intra-quarter variable rate borrowings under the Credit Facility and our commercial paper program. There were no borrowings outstanding under debt facilities with variable interest rates as of August 31, 2026 and 2025, respectively.
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
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. Contemporaneously with the issuance of the 4.750% Senior Notes in January 2026, the Company settled cash flow hedges with an aggregate notional amount of $400 million, with various effective dates from March 2025 through December 2025. The cash received for the cash flow hedges at settlement was immaterial. The settled cash flow hedges are recorded in the Consolidated Balance Sheets as a component of AOCI and are amortized to interest expense, net in the Consolidated Statements of Operations. As of August 31, 2026, there were no outstanding interest rate swaps. See Note 11 – “Derivative Financial Instruments and Hedging Activities” for additional information regarding interest rate risk management.
Item 8. Financial Statements and Supplementary Data
Certain information required by this item is included in Item 7 of Part II of this Report under the heading “Quarterly Results (Unaudited)” and is incorporated into this item by reference. All other information required by this item is included in Item 15 of Part IV of this Report and is incorporated into this item by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
There have been no changes in or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of August 31, 2026. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
On January 2, 2026, we completed the acquisition of Hanley Energy Group (“Hanley”). The scope of our evaluation of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Hanley. This exclusion is in accordance with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of a registrant’s assessment for a period of up to one year following the acquisition. Hanley accounted for 3.3% of total assets and less than 1.0% of net revenue as of and for the fiscal year ended August 31, 2026.
(b) Management’s Report on Internal Control over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as of August 31, 2026. Management’s report on internal control over financial reporting as of August 31, 2026, is incorporated herein at Item 15. Ernst & Young LLP, our independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2026, which is incorporated herein at Item 15.
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
Notwithstanding the foregoing limitations on the effectiveness of controls, we have reached the conclusions set forth in Management’s report on internal control over financial reporting as of August 31, 2026.
(c) Changes in Internal Control over Financial Reporting
For our fiscal quarter ended August 31, 2026, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended August 31, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K of the Exchange Act).

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
The other information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors”, “Beneficial Ownership – Delinquent Section 16(a) Reports”, “Corporate Governance”, “Audit Committee Matters” and “Insider Trading Policy” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2026 (“Proxy Statement”).
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
(c) Financial Statement Schedules. See Item 15(a) above.
EXHIBIT LIST

		Incorporated by Reference Herein
Exhibit No.	Description	Form	Exhibit	Filing Date/ Period End

3.1	Registrant’s Certificate of Incorporation, as amended.	10-Q	3.1	5/31/2017

3.2	Registrant’s Amended and Restated Bylaws.	8-K	3.1	10/23/2024

4.1	Form of Certificate for Shares of the Registrant’s Common Stock. (P)	S-1	1	3/17/1993

4.2	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and U.S. Bank National Association (as successor in interest to The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust) Company, N.A.), as trustee.	8-K	4.2	1/17/2008

4.3	Form of 4.250% Registered Senior Notes due 2027 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.10).	8-K	4.2	5/4/2022

4.4	Form of 3.950% Senior Notes due 2028 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.11).	8-K	4.2	1/17/2018

4.5	Form of 4.200% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.15).	8-K	4.2	1/23/2026

4.6	Form of 5.450% Senior Notes due 2029 (included as Exhibit A to the Officers’ Certificate filed herewith as Exhibit 4.12).	8-K	4.2	4/13/2023

4.7	Form of 3.600% Senior Notes due 2030 (included as Exhibit B to the Officers’ Certificate filed herewith as Exhibit 4.13).	8-K	4.2	1/15/2020

4.8	Form of 3.000% Senior Notes due 2031 (included as Exhibit B to the Officers’ Certificate filed herewith as Exhibit 4.14).	8-K	4.1	7/13/2020

4.9	Form of 4.750% Senior Notes due 2033 (included as Exhibit B to the Officers’ Certificate filed herewith as Exhibit 4.15).	8-K	4.3	1/23/2026

4.10	Officers’ Certificate, dated as of May 4, 2022, establishing the 4.250% Senior Notes due 2027.	8-K	4.1	5/4/2022

4.11	Officers’ Certificate, dated as of January 17, 2018, establishing the 3.950% Senior Notes due 2028.	8-K	4.1	1/17/2018

4.12	Officers’ Certificate, dated as of April 13, 2023, establishing the 5.450% Senior Notes due 2029.	8-K	4.1	4/13/2023

4.13	Officers’ Certificate, dated as of January 15, 2020, establishing the 3.600% Senior Notes due 2030.	8-K	4.1	1/15/2020

4.14	Officers’ Certificate, dated as of July 13, 2020, establishing the 3.000% Senior Notes due 2031.	8-K	4.1	7/13/2020

4.15	Officers’ Certificate, dated as of January 23, 2026, establishing the 4.200% Senior Notes due 2029 and the 4.750% Senior Notes due 2033.	8-K	4.1	1/23/2026

4.16	Description of Jabil Securities.	10-K	4.9	8/31/2021

10.1†	Restated cash or deferred profit sharing plan under section 401(k). (P)	S-1		3/3/1993

10.2†	Form of Indemnification Agreement between the Registrant and its Officers and Directors. (P)	S-1		3/3/1993

10.3†	Jabil Inc. 2011 Employee Stock Purchase Plan, as amended.	14A	B	12/9/2020

10.4†	Jabil Inc. 2021 Equity Incentive Plan.	14A	A	12/9/2020

10.4a†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.2	11/30/2024

10.4b†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.3	11/30/2024

10.4c†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive).	10-Q	10.4	11/30/2024

10.4d†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Executive – Non-Retirement Eligible).	10-Q	10.5	11/30/2024

10.4e†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU Non-Employee Director).	10-Q	10.6	11/30/2024

10.4f†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU EPS – Executive).	10-Q	10.3	11/30/2025

10.4g†**	Form of Jabil Inc. Restricted Stock Unit Award Agreement (PBRSU TSR – Executive).	10-Q	10.4	11/30/2025

10.4h†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU).	10-Q	10.5	11/30/2025

10.4i†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU – Non-Retirement Eligible).	10-Q	10.6	11/30/2025

10.4j†	Form of Jabil Inc. Restricted Stock Unit Award Agreement (TBRSU – Non-Retirement Eligible, Three-Year Cliff Vesting).	10-Q	10.7	11/30/2025

10.5†	Executive Deferred Compensation Plan.	10-Q	10.3	5/31/2026

10.6**	Warrant to Purchase Common Stock, dated December 27, 2024, issued to Amazon.com, Inc.	8-K	4.1	1/3/2025

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
		8-K	10.1	6/24/2025

10.8†	Consulting Agreement dated January 22, 2026, between Jabil Inc. and Mark T. Mondello.	8-K	10.1	1/28/2026

10.9†	Underwriting Agreement, dated as of January 14, 2026, among the Company, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., and SMBC Nikko Securities America, Inc., as representatives of the several underwriters listed therein.	8-K	1.1	1/23/2026

19.1	Insider Trading Policy	10-K	19.1	8/31/2024

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (See Signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1*	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2*	Section 1350 Certification by the Chief Financial Officer of the Registrant.

97.1	Executive Compensation Recoupment (Clawback) Policy.	10-K	97.1	8/31/2024

101
The following financial information from Jabil’s Annual Report on Form 10-K for the fiscal period ended August 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of August 31, 2026 and August 31, 2025; (ii) Consolidated Statements of Operations for the fiscal years ended August 31, 2026, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended August 31, 2026, 2025 and 2024; (iv) Consolidated Statements of Comprehensive Stockholders’ Equity for the fiscal years ended August 31, 2026, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the fiscal years ended August 31, 2026, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.

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
On January 2, 2026, the Company completed the acquisition of Hanley Energy Group (“Hanley”). The scope of its evaluation of the effectiveness of the Company’s disclosure controls and procedures did not include the internal control over financial reporting of Hanley. This exclusion is in accordance with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of a registrant’s assessment for a period of up to one year following the acquisition. Hanley accounted for 3.3% of total assets and less than 1.0% of net revenue as of and for the fiscal year ended August 31, 2026.
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2026. Management based this assessment on the framework as established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.
Based on this assessment, management has concluded that, as of August 31, 2026, the Company maintained effective internal control over financial reporting.
Ernst & Young LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 23, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Jabil Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Jabil Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hanley Energy Group (Hanley), which is included in the 2026 consolidated financial statements of the Company and constituted 3.3% of total assets as of August 31, 2026 and less than 1.0% of net revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hanley.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated October 23, 2026 expressed an unqualified opinion thereon.
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
October 23, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Jabil Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Jabil Inc. and subsidiaries (the Company) as of August 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 23, 2026 expressed an unqualified opinion thereon.
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

U.S. Income Tax Valuation Allowance
Description of the Matter
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As explained in Note 1, the Company records the effects of the Global Intangible Low-Taxed Income (“GILTI”) or, as applicable, Net Controlled Foreign Corporation Tested Income (“NCTI”) as a period cost and applies the incremental cash tax savings approach when analyzing the impact GILTI or NCTI could have on its U.S. valuation allowance. The incremental cash tax savings approach considers the realizable benefit of a net operating loss and other deferred tax assets by comparing the incremental cash taxes in the calculation of GILTI or NCTI with and without the net operating loss and other deferred tax assets.

Auditing the Company’s assessment of the realizability of U.S. deferred tax assets was challenging due to the complex auditor judgment required in analyzing the incremental cash tax savings approach and resulting impact of GILTI or NCTI on the U.S. valuation allowance. This required an increased extent of effort, including the need to involve tax professionals, to evaluate the Company’s application of relevant tax laws and regulations.

How We Addressed the Matter in Our Audit
We identified and tested internal controls over the Company’s process to apply the incremental cash tax savings approach and assess the impact of GILTI or NCTI on its U.S. valuation allowance.

In testing the realizability of U.S. deferred tax assets, we involved tax professionals to assist in assessing management’s application of the incremental cash tax savings approach. We used our knowledge of and experience with the application of the relevant tax laws to evaluate the Company’s computation of the incremental cash savings and the resulting impact on the U.S. valuation allowance. We also independently calculated the incremental cash tax savings and compared it to the Company’s computation, as well as assessed the underlying data and assumptions. Lastly, we evaluated the adequacy of the Company’s income tax disclosures included in Note 15 in relation to the Company’s valuation allowance.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Tampa, Florida
October 23, 2026

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except for share data)

	August 31, 2026	August 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,739	$1,933
Accounts receivable, net of allowance for credit losses	6,513	4,039
Contract assets	1,296	1,057
Inventories, net of reserve for excess and obsolete inventory	7,413	4,681
Prepaid expenses and other current assets	4,559	2,010
Total current assets	21,520	13,720
Property, plant and equipment, net of accumulated depreciation	3,005	2,847
Operating lease right-of-use assets	614	462
Goodwill	1,225	841
Intangible assets, net of accumulated amortization	603	273
Deferred income taxes	178	141
Other assets	290	259
Total assets	$27,435	$18,543
LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$499	$499
Accounts payable	14,444	7,937
Accrued expenses	6,619	5,185
Current operating lease liabilities	111	93
Total current liabilities	21,673	13,714
Notes payable and long-term debt, less current installments	2,880	2,386
Other liabilities	421	345
Non-current operating lease liabilities	530	388
Income tax liabilities	170	113
Deferred income taxes	144	80
Total liabilities	25,818	17,026
Commitments and contingencies
Equity:
Jabil Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 279,597,007 and 278,092,060 shares issued and 104,475,785 and 107,480,895 shares outstanding at August 31, 2026 and 2025, respectively	—	—
Additional paid-in capital	3,255	3,047
Retained earnings	7,390	6,382
Accumulated other comprehensive loss	(12)	(17)
Treasury stock at cost, 175,121,222 and 170,611,165 shares as of August 31, 2026 and 2025, respectively	(9,020)	(7,899)
Total Jabil Inc. stockholders’ equity	1,613	1,513
Noncontrolling interests	4	4
Total equity	1,617	1,517
Total liabilities and equity	$27,435	$18,543
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except for per share data)

	Fiscal Year Ended August 31,
	2026	2025	2024
Net revenue	$35,954	$29,802	$28,883
Cost of revenue	32,637	27,156	26,207
Gross profit	3,317	2,646	2,676
Operating expenses:
Selling, general and administrative	1,222	1,015	1,071
Stock-based compensation expense and related charges	140	107	89
Research and development	30	26	39
Amortization of intangibles	89	62	40
Restructuring, severance and related charges	97	181	296
Loss (gain) from the divestiture of businesses	1	53	(942)
Acquisition and divestiture related charges	34	20	70
Operating income	1,704	1,182	2,013
Loss on securities	—	46	—
Other expense	115	97	89
Interest expense, net	181	147	173
Income before income tax	1,408	892	1,751
Income tax expense	368	235	363
Net income	1,040	657	1,388
Net loss attributable to noncontrolling interests, net of tax	(2)	—	—
Net income attributable to Jabil Inc.	$1,042	$657	$1,388
Earnings per share attributable to the stockholders of Jabil Inc.:
Basic	$9.86	$6.00	$11.34
Diluted	$9.75	$5.92	$11.17
Weighted average shares outstanding:
Basic	105.8	109.5	122.4
Diluted	106.9	110.9	124.3
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended August 31,
	2026	2025	2024
Net income	$1,040	$657	$1,388
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation	(10)	16	(5)
Change in derivative instruments	(9)	19	(2)
Actuarial gain (loss)	19	(11)	(17)
Prior service credit (cost)	5	5	(5)
Total other comprehensive income (loss)	5	29	(29)
Comprehensive income	$1,045	$686	$1,359
Comprehensive loss attributable to noncontrolling interests	(2)	—	—
Comprehensive income attributable to Jabil Inc.	$1,047	$686	$1,359
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Fiscal Year Ended August 31,
	2026	2025	2024
Total stockholders’ equity, beginning balances	$1,517	$1,737	$2,867
Common stock:	—	—	—
Additional paid-in capital:
Beginning balances	3,047	2,841	2,795
Shares issued under employee stock purchase plan	74	62	58
Disposition (purchase) of noncontrolling interest	—	2	(2)
Treasury shares purchased	(13)	30	(96)
Recognition of stock-based compensation	137	104	86
Reclassification of liability award	—	4	—
Provision for common stock warrant	10	4	—
Ending balances	3,255	3,047	2,841
Retained earnings:
Beginning balances	6,382	5,760	4,412
Declared dividends	(34)	(35)	(40)
Net income attributable to Jabil Inc.	1,042	657	1,388
Ending balances	7,390	6,382	5,760
Accumulated other comprehensive loss:
Beginning balances	(17)	(46)	(17)
Total other comprehensive income (loss)	5	29	(29)
Ending balances	(12)	(17)	(46)
Treasury stock:
Beginning balances	(7,899)	(6,818)	(4,324)
Purchases of treasury stock under employee stock plans	(67)	(42)	(68)
Treasury shares purchased	(1,047)	(1,030)	(2,404)
Excise taxes related to treasury shares purchased	(7)	(9)	(22)
Ending balances	(9,020)	(7,899)	(6,818)
Noncontrolling interests:
Beginning balances	4	—	1
Net loss attributable to noncontrolling interests	(2)	—	—
Purchase of noncontrolling interest	—	—	(1)
Capital contribution of noncontrolling interest	2	4	—
Ending balances	4	4	—
Total stockholders’ equity, ending balances	$1,617	$1,517	$1,737
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended August 31,
	2026	2025	2024
Cash flows from operating activities:
Net income	$1,040	$657	$1,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	674	696
Restructuring and related charges	47	88	95
Recognition of stock-based compensation expense and related charges	140	107	89
Deferred income taxes	(21)	(124)	(64)
Loss (gain) from the divestiture of businesses	1	53	(942)
Other, net	(24)	(2)	(18)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(2,394)	(504)	(200)
Contract assets	(221)	22	(32)
Inventories	(2,681)	(431)	1,179
Prepaid expenses and other current assets	(2,538)	(310)	(587)
Other assets	(12)	(16)	6
Accounts payable, accrued expenses and other liabilities	7,984	1,426	106
Net cash provided by operating activities	2,002	1,640	1,716
Cash flows from investing activities:
Acquisition of property, plant and equipment	(628)	(468)	(784)
Proceeds and advances from sale of property, plant and equipment	158	146	123
Cash paid for business and intangible asset acquisitions, net of cash	(852)	(392)	(90)
Proceeds from the divestiture of businesses, net of cash	—	7	2,108
Other, net	(13)	(7)	(6)
Net cash (used in) provided by investing activities	(1,335)	(714)	1,351
Cash flows from financing activities:
Borrowings under debt agreements	2,773	1,844	1,992
Payments toward debt agreements	(2,528)	(1,986)	(2,103)
Payments to acquire treasury stock	(1,060)	(1,000)	(2,500)
Dividends paid to stockholders	(35)	(36)	(42)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	74	62	58
Treasury stock minimum tax withholding related to vesting of restricted stock	(67)	(42)	(68)
Other, net	(23)	(46)	(5)
Net cash used in financing activities	(866)	(1,204)	(2,668)
Effect of exchange rate changes on cash and cash equivalents	5	10	(2)
Net (decrease) increase in cash and cash equivalents	(194)	(268)	397
Cash and cash equivalents at beginning of period	1,933	2,201	1,804
Cash and cash equivalents at end of period	$1,739	$1,933	$2,201
Supplemental disclosure information:
Interest paid, net of capitalized interest	$189	$162	$167
See accompanying notes to Consolidated Financial Statements.

JABIL INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
Jabil Inc. (together with its subsidiaries, herein referred to as the “Company”) is one of the leading providers of engineering, supply chain, and manufacturing solutions. The Company delivers comprehensive design, production, and product management services to companies across a diverse range of industries and end markets. The Company’s capabilities span the entire product lifecycle—from innovation, design, and planning to fabrication, assembly, delivery, and post-production—enabling seamless management of resources and materials across global supply chains. Through these integrated services, the Company helps its customers reduce manufacturing costs, enhance supply chain efficiency, minimize inventory risk, lower transportation expenses, and accelerate product fulfillment. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations principally in the Americas, Europe, and Asia.
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
As of August 31, 2026, and 2025, capitalized costs to fulfill were $77 million and $98 million, respectively. Amortization of fulfillment costs were $52 million, $62 million, and $80 million during the fiscal years ended August 31, 2026, 2025, and 2024, respectively. Immaterial impairments for fulfillment costs were recognized during the fiscal years ended August 31, 2026, 2025, and 2024, respectively.
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

Leases
The Company primarily has leases for buildings, machinery, and equipment with lease terms ranging from 1 year to 30 years. Leases for other classes of assets are not significant. For any leases with an initial term in excess of 12 months, the Company determines whether an arrangement is a lease at contract inception by evaluating if the contract conveys the right to use and control the specific property or equipment. Certain lease agreements contain purchase or renewal options. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Generally, the Company’s lease agreements do not contain material restrictive covenants.
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
Business combinations can also result in other identifiable intangible assets being recognized. Finite-lived intangible assets are amortized on either a straight-line or accelerated basis over their estimated useful life and include contractual agreements and customer relationships, tradenames and intellectual property. No significant residual values are estimated for the amortizable intangible assets.
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
Foreign Currency Transactions
For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in AOCI. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in operating income.
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
The Company is responsible for procuring certain components for the manufacturing of finished goods at the direction of certain customers. If the Company does not obtain control of these components before they are transferred to the customer, the Company accounts for revenue and cost of revenue associated with such components on a net basis. Revenue and cost of revenue associated with components procured directly from customers is accounted for on a net basis if the components do not constitute a distinct good or service from the customer. As of August 31, 2026, and 2025, the Company had $3.4 billion and $1.1 billion, respectively, of components included in prepaid expenses and other current assets in the Consolidated Balance Sheets, related to purchases made to procure components for customers whereby the associated revenue is expected to be accounted for on a net basis once transferred to the customer.
Taxes collected from the Company’s customers and remitted to governmental authorities are presented within the Consolidated Statements of Operations on a net basis and are excluded from the transaction price. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the goods. Accordingly, the Company records customer payments of shipping and handling costs as a component of net revenue and classifies such costs as a component of cost of revenue.
The Company accounts for the warrant issued to Amazon.com NV Investment Holdings LLC as an equity instrument within additional paid-in-capital at its estimated fair value on the Consolidated Balance Sheets, and the provision for the warrant is recorded as a reduction to revenue on the Consolidated Statements of Operations. To estimate the fair value of the warrant, the Company used the Black-Scholes option pricing model, which is based on assumptions that require management to use judgement. Based on the estimated fair value, the Company determined the amount of provision for common stock warrant, which is amortized ratably as a reduction to revenue based on the Company’s estimate of revenue over the warrant term. See Note 12 – “Stockholders’ Equity” for additional information.
Stock-Based Compensation
The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards.
The stock-based compensation expense for time-based and performance-based restricted stock unit awards (“restricted stock units”) is measured at fair value on the date of grant based on the number of shares of common stock expected to vest and the quoted market price of the Company’s common stock. For restricted stock units with performance conditions, stock-based compensation expense is originally based on the number of shares of common stock that would vest if the Company achieved 100% of the performance goal, which is the intended outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares of common stock will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate in the period that such probability changes.
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
The Company currently expects to satisfy share-based awards with registered shares of common stock available to be issued.
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
The Company records the effects of the Global Intangible Low-Taxed Income (“GILTI”) or, as applicable, Net Controlled Foreign Corporation Tested Income (“NCTI”) as a period cost and applies the incremental cash tax savings approach when analyzing the impact GILTI or NCTI could have on its U.S. valuation allowance.  The incremental cash tax savings approach considers the realizable benefit of a net operating loss and other DTAs by comparing the incremental cash taxes in the calculation of GILTI or NCTI with and without the net operating loss and other DTAs.
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

	Fiscal Year Ended August 31,
	2026	2025	2024
Restricted stock units	167.1	202.6	343.6
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

In conjunction with the trade accounts receivable sale programs, the Company is required to remit amounts collected as a servicer under the trade accounts receivable sale programs to the unaffiliated financial institutions that purchased the receivables. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $677 million and $927 million as of August 31, 2026, and 2025, respectively. Transfers of the receivables under the trade accounts receivable sale programs are accounted for as sales and, accordingly, net receivables sold under the trade accounts receivable sale programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
In connection with the trade accounts receivable sale programs, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Trade accounts receivable sold	$18,348	$11,358	$8,214
Cash proceeds received	$18,269	$11,300	$8,170
Pre-tax losses on sale of receivables(1)	$79	$58	$44

(1)Recorded to other expense within the Consolidated Statements of Operations.
3. Inventories
Inventories consist of the following (in millions):

	August 31, 2026	August 31, 2025
Raw materials	$5,712	$3,905
Work in process	436	335
Finished goods	1,352	508
Reserve for excess and obsolete inventory	(87)	(67)
Inventories, net	$7,413	$4,681
4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in millions):

	August 31, 2026	August 31, 2025
Land and improvements	$127	$95
Buildings	1,520	1,486
Leasehold improvements	750	714
Machinery and equipment	4,255	4,122
Furniture, fixtures and office equipment	218	219
Computer hardware and software	839	800
Transportation equipment	41	25
Construction in progress(1)	432	356
Property, plant and equipment	8,182	7,817
Less accumulated depreciation and amortization	5,177	4,970
Property, plant and equipment, net	$3,005	$2,847

(1)    Amount includes short-term and long-term fixed asset costs that are expected to be placed into service.
Depreciation expense was $592 million, $612 million, and $656 million, respectively, for the fiscal years ended August 31, 2026, 2025, and 2024.
As of August 31, 2026, and 2025, the Company had $105 million and $55 million, respectively, included in accounts payable for the acquisition of property, plant, and equipment, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

5. Leases
The following table sets forth the amount of lease assets and lease liabilities included on the Consolidated Balance Sheets, as of the periods indicated (in millions):

	Financial Statement Line Item	August 31, 2026	August 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$614	$462
Finance lease assets(1)	Property, plant and equipment, net	325	391
Total lease assets		$939	$853
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$111	$93
Finance lease liabilities	Accrued expenses	88	199
Non-current
Operating lease liabilities	Non-current operating lease liabilities	530	388
Finance lease liabilities	Other liabilities	231	166
Total lease liabilities		$960	$846

(1)    Net of accumulated amortization of $140 million and $136 million as of August 31, 2026 and 2025, respectively.
The following table is a summary of expenses related to leases included on the Consolidated Statements of Operations, for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2026	2025
Operating lease cost	$126	$119
Finance lease cost
Amortization of leased assets	41	42
Interest on lease liabilities	11	11
Net lease cost(1)(2)	$178	$172

(1)Lease costs are primarily recognized in cost of revenue.
(2)Excludes immaterial amounts of short-term leases, variable lease costs and sublease income.
The following table is a summary of the weighted-average remaining lease terms and weighted-average discount rates of the Company's leases, as of the periods indicated:

	August 31, 2026		August 31, 2025
	Weighted-average remaining lease term	Weighted-average discount rate	Weighted-average remaining lease term	Weighted-average discount rate
Operating leases	7.5 years	4.68%	7.7 years	4.39%
Finance leases	7.7 years	4.03%	6.5 years	3.57%
The following table sets forth other supplemental information related to the Company's lease portfolio (in millions):

	Fiscal Year Ended August 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$109	$104
Operating cash flows for finance leases(1)	$11	$11
Financing activities for finance leases(2)	$253	$142
Non-cash right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$257	$208
Finance leases	$208	$136

(1)Included in accounts payable, accrued expenses and other liabilities in Operating Activities of the Consolidated Statements of Cash Flows.
(2)Included in payments toward debt agreements in Financing Activities of the Consolidated Statements of Cash Flows.
The following table sets forth a maturity analysis of operating and finance lease liabilities as of August 31, 2026 (in millions):

Fiscal Year Ended August 31,	Operating Leases(1)(2)	Finance Leases(1)(2)(3)	Total
2027	$138	$99	$237
2028	118	75	193
2029	110	41	151
2030	93	30	123
2031	74	22	96
Thereafter	252	110	362
Total lease payments	$785	$377	$1,162
Less: Imputed interest	(144)	(58)	(202)
Present value of lease liabilities	$641	$319	$960

(1)Excludes $149 million of payments related to leases signed but not yet commenced. Additionally, certain leases signed but not yet commenced contain residual value guarantees and purchase options not deemed probable.
(2)Excludes $452 million of residual value guarantees that could potentially come due in future periods. The Company does not believe it is probable that any amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities.
(3)Includes a $96 million lease liability related to a lease with a variable interest entity (“VIE”), for which the Company is not the primary beneficiary. The Company’s maximum exposure to loss related to the VIE is $135 million.
6. Goodwill and Other Intangible Assets
The Company completed its annual impairment analysis for goodwill during the fourth quarter of fiscal year 2026. A quantitative assessment was performed for all reporting units, and the Company determined that the fair values of the reporting units exceeded the carrying values and that no impairment existed as of the date of the impairment analysis.
The following table presents the changes in goodwill allocated to the Company’s reportable segments during the fiscal years ended August 31, 2026 and 2025 (in millions):

	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Balance as of August 31, 2024	$490	$69	$102	$661
Acquisitions and adjustments(1)	178	7	(12)	173
Change in foreign currency exchange rates	5	—	2	7
Balance as of August 31, 2025	673	76	92	841
Acquisitions and adjustments(2)	—	383	—	383
Change in foreign currency exchange rates	2	(1)	—	1
Balance as of August 31, 2026	$675	$458	$92	$1,225

(1)Primarily in connection with the acquisitions of Pharmaceutics International, Inc. (“Pii”) and Mikros Technologies LLC (“Mikros Technologies”) during the fiscal year ended August 31, 2025.
(2)In connection with the acquisitions of Hanley Energy Group (“Hanley”) and Rebound Technologies Group Holdings Limited (“Rebound Technologies”) during the fiscal year ended August 31, 2026.

See Note 16 – “Business Acquisitions and Divestitures” for additional information.
The following table is a summary of the Company’s gross goodwill balances and accumulated impairments as of the periods indicated (in millions):

	August 31, 2026		August 31, 2025
	Gross Carrying Amount	Accumulated Impairment	Gross Carrying Amount	Accumulated Impairment
Goodwill	$2,245	$1,020	$1,861	$1,020
The following table presents the Company’s total purchased identifiable intangible assets as of August 31, 2026, and 2025 (in millions):

	Weighted Average Amortization Period (in years)	August 31, 2026(1)			August 31, 2025(2)
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	11	$742	$(329)	$413	$494	$(292)	$202
Intellectual property	7	347	(205)	142	240	(182)	58
Finite-lived trade names	6	186	(138)	48	132	(119)	13
Total intangible assets	10	$1,275	$(672)	$603	$866	$(593)	$273

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
(2)In connection with the acquisition of Pii, the Company acquired $149 million of identifiable intangible assets, including $109 million assigned to contractual agreements and customer relationships and $38 million assigned to intellectual property. In connection with the acquisition of Mikros Technologies, the Company acquired $40 million of identifiable intangible assets, including $31 million assigned to contractual agreements and customer relationships.

See Note 16 – “Business Acquisitions and Divestitures” for additional information.
Intangible asset amortization for fiscal years 2026, 2025, and 2024 was approximately $89 million, $62 million, and $40 million, respectively. The estimated future amortization expense is as follows (in millions):

Fiscal Year Ended August 31,
2027	$95
2028	88
2029	79
2030	78
2031	73
Thereafter	190
Total	$603

7. Notes Payable and Long-Term Debt
Notes payable and long-term debt outstanding as of August 31, 2026, and 2025 are summarized below (in millions):

	Maturity Date	August 31, 2026	August 31, 2025
1.700% Senior Notes(1)(2)(3)	Apr 15, 2026	$—	$499
4.250% Senior Notes(1)(2)	May 15, 2027	499	497
3.950% Senior Notes(1)(2)	Jan 12, 2028	499	499
5.450% Senior Notes(1)(2)	Feb 1, 2029	298	297
4.200% Senior Notes(1)(2)(3)	Feb 1, 2029	497	—
3.600% Senior Notes(1)(2)	Jan 15, 2030	498	498
3.000% Senior Notes(1)(2)	Jan 15, 2031	596	595
4.750% Senior Notes(1)(2)(3)	Feb 1, 2033	492	—
Borrowings under credit facilities and other(4)(5)	Jun 18, 2030	—	—
Total notes payable and long-term debt		3,379	2,885
Less current installments of notes payable and long-term debt		499	499
Notes payable and long-term debt, less current installments		$2,880	$2,386

(1)The notes are carried at the principal amount of each note, less any unamortized discount and unamortized debt issuance costs.
(2)The Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)On January 23, 2026, the Company issued $500 million aggregate principal amount of 4.200% Senior Notes due 2029 (the “4.200% Senior Notes”) and $500 million aggregate principal amount of 4.750% Senior Notes due 2033 (the “4.750% Senior Notes”) in an underwritten public offering. The Company used the net proceeds for general corporate purposes, including the repayment of the $500 million aggregate principal amount of 1.700% Senior Notes due in April 2026.
(4)On June 18, 2025, the Company entered into a senior unsecured credit agreement (the “Agreement”). The Agreement provides for a five-year revolving credit facility in the initial amount of $3.2 billion (the “Revolving Credit Facility”), which may, subject to the lender’s discretion, potentially be increased by up to an aggregate amount of $1.0 billion. The Revolving Credit Facility expires on June 18, 2030, subject to unlimited successive one-year extension options (subject to the lenders’ discretion), provided that the tenor of the Revolving Credit Facility shall at no time exceed five-years.
(5)As of August 31, 2026, the Company had $4.4 billion in available unused borrowing capacity under its revolving credit facilities and receivables financing facility, of which $3.2 billion was available under the Revolving Credit Facility. The Revolving Credit Facility acts as the back-up facility for commercial paper outstanding, if any. The Company has a borrowing capacity of up to $3.2 billion under its commercial paper program. Under the receivables financing facility, the Company receives cash advances from an unaffiliated financial institution in exchange for rights to designated pools of trade accounts receivable.
In the ordinary course of business, the Company has letters of credit and surety bonds with banks and insurance companies outstanding of $137 million as of August 31, 2026. Unused letters of credit were immaterial as of August 31, 2026. Letters of credit and surety bonds are generally available for draw down in the event the Company does not perform.
Debt Maturities
Debt maturities as of August 31, 2026 are as follows (in millions):

Fiscal Year Ended August 31,
2027	$499
2028	499
2029	795
2030	498
2031	596
Thereafter	492
Total	$3,379

Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to: incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the revolving credit facilities contain debt leverage and interest coverage covenants. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 1.700%, 4.250%, 3.950%, 5.450%, 4.200%, 3.600%, 3.000%, or 4.750% Senior Notes upon a change of control. As of August 31, 2026, and 2025, the Company was in compliance with its debt covenants.
Fair Value
See Note 17 – “Fair Value Measurements” for the estimated fair values of the Company’s notes payable and long-term debt.
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
The special purpose entity in the global asset-backed securitization program is a wholly-owned subsidiary of the Company and is included in the Consolidated Financial Statements. Certain unsold receivables covering up to the maximum amount of net cash proceeds available under the domestic, or U.S., portion of the global asset-backed securitization program are pledged as collateral to the unaffiliated financial institution as of August 31, 2026.
The global asset-backed securitization program expires in January 2028. Effective August 17, 2026, the terms of the global asset-backed securitization program were amended to increase the maximum amount of net cash proceeds available at any one time from $700 million to $800 million through September 2026 and to $900 million starting in October 2026.
The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $378 million and $372 million as of August 31, 2026, and 2025, respectively. Transfers of the receivables under the asset-backed securitization program are accounted for as sales and, accordingly, net receivables sold under the asset-backed securitization program are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.
In connection with the asset-backed securitization program, the Company recognized the following (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Trade accounts receivable sold	$4,532	$4,152	$4,000
Cash proceeds received(1)	$4,495	$4,111	$3,953
Pre-tax losses on sale of receivables(2)	$37	$41	$47

(1)The amounts primarily represent proceeds from collections reinvested in revolving-period transfers.
(2)Recorded to other expense within the Consolidated Statements of Operations.
The global asset-backed securitization program requires compliance with several covenants including compliance with the interest ratio and debt to EBITDA ratio of the Revolving Credit Facility. As of August 31, 2026, 2025, and 2024, the Company was in compliance with all covenants under the global asset-backed securitization program.

9. Accrued Expenses
Accrued expenses consist of the following (in millions):

	August 31, 2026	August 31, 2025
Inventory deposits	$1,894	$1,205
Contract liabilities(1)	1,107	1,016
Accrued compensation and employee benefits	852	756
Other accrued expenses	2,766	2,208
Accrued expenses	$6,619	$5,185

(1)Revenue recognized during the fiscal years ended August 31, 2026 and 2025 that was included in the contract liability balance as of August 31, 2025, and 2024 was $656 million and $592 million, respectively.
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
The Company also has a qualified defined benefit pension plan for employees in Switzerland (the “Switzerland plan”). The Switzerland plan provides benefits based on average employee earnings over an approximately ten-year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Switzerland employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company.
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

Benefit Obligation and Plan Assets
The projected benefit obligations (“PBO”) and plan assets, changes to the PBO and plan assets and the funded status of the plans as of and for the fiscal years ended August 31 are as follows (in millions):

	Fiscal Year Ended August 31,
	2026	2025
Change in PBO
Beginning PBO	$537	$513
Service cost	25	23
Interest cost	12	11
Actuarial (gain) loss	(16)	5
Settlements paid from plan assets(1)	(34)	(47)
Total benefits paid	(8)	(10)
Plan participants’ contributions	13	13
Effect of conversion to U.S. dollars	(4)	29
Ending PBO	$525	$537
Change in plan assets
Beginning fair value of plan assets	548	524
Actual return on plan assets	35	21
Settlements paid from plan assets(1)	(34)	(47)
Employer contributions	17	16
Benefits paid from plan assets	(7)	(8)
Plan participants’ contributions	13	13
Effect of conversion to U.S. dollars	(5)	29
Ending fair value of plan assets	$567	$548
Funded status	$42	$11
Amounts recognized in the Consolidated Balance Sheets
Accrued benefit liability, current	$2	$2
Accrued benefit asset, noncurrent	$44	$13
Accumulated other comprehensive loss
Actuarial gain, before tax	$(72)	$(47)
Prior service cost, before tax	$12	$18

(1)The settlements recognized during fiscal years 2026 and 2025 relate primarily to the Switzerland plan.
Accumulated Benefit Obligation
The following table summarizes the total accumulated benefit obligations (“ABO”), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets for fiscal years 2026 and 2025 (in millions):

	August 31, 2026	August 31, 2025
ABO	$508	$518
Plans with ABO in excess of plan assets
ABO	$37	$42
Fair value of plan assets	$10	$14
Plans with PBO in excess of plan assets
PBO	$50	$51
Fair value of plan assets	$13	$14

Net Periodic Benefit Cost
Pension service cost is recognized in cost of revenue and all other components of net periodic benefit cost, including return on plan assets, are recognized in other expense in the Consolidated Statements of Operations. Actuarial gains and losses are amortized using a corridor approach. The gain/loss corridor is equal to 10 percent of the greater of the projected benefit obligation and the fair value of plan assets. Gains and losses in excess of the corridor are generally amortized over the average future working lifetime of the plan participants. All components of net periodic benefit cost were immaterial for the fiscal years ended August 31, 2026, 2025, and 2024.
Assumptions
Weighted-average actuarial assumptions used to determine net periodic benefit cost and PBO for the plans for the fiscal years 2026, 2025, and 2024 were as follows:

	Fiscal Year Ended August 31,
	2026	2025	2024
Net periodic benefit cost:
Expected long-term return on plan assets(1)	3.3%	3.7%	3.7%
Rate of compensation increase	1.1%	1.8%	1.9%
Discount rate	2.2%	2.1%	2.8%
PBO:
Expected long-term return on plan assets	3.4%	3.3%	3.7%
Rate of compensation increase	1.1%	1.1%	1.8%
Discount rate(2)	2.4%	2.2%	2.1%

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
Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve a target mix of 40% equity and 60% debt securities in fiscal year 2027.

Fair Value
The fair values of the plan assets held by the Company by asset category are as follows (in millions):

		August 31, 2026		August 31, 2025
	Fair Value Hierarchy	Fair Value	Asset Allocation	Fair Value	Asset Allocation
Asset Category
Cash and cash equivalents(1)	Level 1	$25	4%	$16	3%
Equity Securities:
Global equity securities(2)(3)	Level 2	261	47%	249	46%
Debt Securities:
Corporate bonds(3)	Level 2	218	38%	232	42%
Government bonds(3)	Level 2	53	9%	40	7%
Other Investments:
Insurance contracts(4)	Level 3	10	2%	11	2%
Fair value of plan assets		$567	100%	$548	100%

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
Cash Flows
The Company expects to make cash contributions between $25 million and $31 million to its funded pension plans during fiscal year 2027. The estimated future benefit payments, which reflect expected future service, are as follows (in millions):

Fiscal Year Ended August 31,	Amount
2027	$47
2028	$39
2029	$37
2030	$42
2031	$40
2032 through 2036	$202
Profit Sharing, 401(k) Plan and Defined Contribution Plans
The Company provides retirement benefits to its domestic employees who have completed a 30-day period of service through a 401(k) plan that provides a matching contribution by the Company. The Company also has defined contribution benefit plans for certain of its international employees. The Company contributed approximately $88 million, $80 million and $78 million for defined contribution plans for the fiscal years ended August 31, 2026, 2025, and 2024, respectively.

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
All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. Changes in fair value of derivative instruments are recorded in the Consolidated Statements of Operations, or as a component of AOCI in the Consolidated Balance Sheets.
Foreign Currency Risk Management
The Company enters into forward foreign exchange contracts to manage the foreign currency risk associated with the anticipated foreign currency denominated revenues and expenses.
Cash Flow Hedges
The Company enters into forward foreign exchange contracts to effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The aggregate notional amount of these outstanding contracts as of August 31, 2026, and 2025, was $538 million and $433 million, respectively. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2026, and August 31, 2027.
Net Investment Hedges
In addition, the Company has entered into forward foreign exchange contracts to hedge a portion of its net investment in foreign currency denominated operations, which are designated as net investment hedges. The maturity dates and aggregate notional amount of these outstanding contracts are as follows (in millions):

Maturity date	August 31, 2026	August 31, 2025
October 2025	$—	$103
January 2026	—	200
April 2026	—	42
July 2026	—	45
October 2026	83	—
January 2027	38	—
April 2027	94	—
July 2027	111	—
January 2028	45	—
Total	$371	$390
Gains and losses on derivative instruments designated as cash flow hedges and derivative instruments designated as net investment hedges recognized in OCI and reclassified from AOCI into earnings were immaterial during the fiscal years ended August 31, 2026, 2025, and 2024. Gains and losses recognized in earnings due to amounts excluded from effectiveness testing were immaterial during the fiscal years ended August 31, 2026, 2025, and 2024.

Non-Designated Derivatives
In addition to derivatives that are designated as hedging instruments and qualify for hedge accounting, the Company also enters into forward foreign exchange contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The Company may also enter into forward foreign exchange contracts to economically hedge the foreign currency exposure related to the purchase price for a pending acquisition. The aggregate notional amount of these outstanding contracts as of August 31, 2026, and 2025, was $4.3 billion and $3.2 billion, respectively.
Gains and losses on derivative instruments not designated as hedging instruments recognized in earnings were immaterial during the fiscal years ended August 31, 2026, 2025, and 2024.
Interest Rate Risk Management
The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings or anticipated debt issuances. As of August 31, 2026, there are no outstanding interest rate swaps.
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
12. Stockholders’ Equity
The Company recognized stock-based compensation expense within selling, general and administrative expense as follows (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Restricted stock units	$117	$89	$70
Employee stock purchase plan	23	18	19
Total	$140	$107	$89
Equity Compensation Plan
The 2021 Equity Incentive Plan (the “2021 EIP”) provides for the grant of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares of common stock that are available for issuance under the 2021 EIP is 11,000,000.
Following is a reconciliation of the shares of common stock available to be issued under the 2021 EIP as of August 31, 2026:

Shares Available for Grant
Balance as of August 31, 2025	7,135,170
Restricted stock units granted, net of forfeitures(1)	(542,142)
Balance as of August 31, 2026	6,593,028

(1)Represents the maximum number of shares of common stock that can be issued based on the achievement of certain performance criteria.
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
The following table summarizes restricted stock units activity from August 31, 2025 through August 31, 2026:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding as of August 31, 2025	2,317,754	$115.06
Changes during the period
Shares granted(1)	637,500	$224.12
Shares vested	(1,121,753)	$87.81
Shares forfeited	(95,358)	$123.28
Outstanding as of August 31, 2026	1,738,143	$172.20

(1)For those shares of common stock granted that are based on the achievement of certain performance criteria, the amount represents the maximum number of shares of common stock that can vest. During the fiscal year ended August 31, 2026, the Company awarded approximately 0.4 million time-based restricted stock units, 0.1 million performance-based restricted stock units and 0.1 million market-based restricted stock units based on target performance criteria.
The following table represents the restricted stock units stock-based compensation information for the periods indicated (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Fair value of restricted stock units vested	$99	$91	$85
Tax benefit for stock compensation expense(1)	$4	$2	$3
Unrecognized stock-based compensation expense – restricted stock units	$63
Remaining weighted-average period for restricted stock units expense	1.3 years

(1)Classified as income tax expense within the Consolidated Statements of Operations.
Employee Stock Purchase Plan
The maximum aggregate number of shares of common stock available for issuance under the 2011 Employee Stock Purchase Plan (the “ESPP”) is 23,000,000.
Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. As of August 31, 2026, 8,382,115 shares of common stock remained available for issue under the 2011 ESPP.
The fair value of shares of common stock issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2026	2025	2024
Expected dividend yield	0.1%	0.1%	0.1%
Risk-free interest rate	4.0%	4.9%	5.4%
Expected volatility(1)	40.6%	39.1%	34.1%
Expected life	0.5 years	0.5 years	0.5 years

(1)The expected volatility was estimated using the historical volatility derived from the Company’s common stock.

Dividends
The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2026 and 2025:

(in millions, except for per share data)	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal Year 2026	October 16, 2025	$0.08	$9	November 17, 2025	December 2, 2025
	January 22, 2026	$0.08	$9	February 17, 2026	March 3, 2026
	April 23, 2026	$0.08	$8	May 15, 2026	June 2, 2026
	July 16, 2026	$0.08	$8	August 14, 2026	September 2, 2026
Fiscal Year 2025	October 17, 2024	$0.08	$9	November 15, 2024	December 3, 2024
	January 23, 2025	$0.08	$8	February 18, 2025	March 4, 2025
	April 16, 2025	$0.08	$9	May 15, 2025	June 3, 2025
	July 17, 2025	$0.08	$9	August 15, 2025	September 3, 2025
Common Stock Outstanding
The following represents the common stock outstanding for the fiscal year ended:

	Fiscal Year Ended August 31,
	2026	2025	2024
Common stock outstanding:
Beginning balances	107,480,895	113,744,167	131,294,422
Shares issued under employee stock purchase plan	383,194	593,727	628,960
Vesting of restricted stock	1,121,753	1,117,182	1,802,380
Purchases of treasury stock under employee stock plans	(319,406)	(330,256)	(537,318)
Treasury shares purchased	(4,190,651)	(7,643,925)	(19,444,277)
Ending balances	104,475,785	107,480,895	113,744,167
Treasury Shares Purchased
The Company repurchases shares of its common stock under share repurchase programs authorized by the Company’s Board of Directors. The following Board approved share repurchase programs were executed through a combination of accelerated share repurchase (“ASR”) agreements and open market transactions (in millions):

	Board Approval Date	Amount Authorized	Shares Repurchased	Total Cash Utilized	Remaining Authorization	Authorization Completion Date
Amended 2023 Share Repurchase Program	Q1 FY 2024	$2,500	20.4	$2,500	$—	Q1 FY 2025
2025 Share Repurchase Program	Q1 FY 2025	$1,000	6.6	$1,000	$—	Q4 FY 2025
2026 Share Repurchase Program	Q4 FY 2025	$1,000	4.0	$1,000	$—	Q4 FY 2026
2027 Share Repurchase Program(1)	Q4 FY 2026	$1,500	1.9	$602	$898

(1)As of August 31, 2026, 0.2 million shares of common stock had been repurchased for $60 million and $1.4 billion remains available under the 2027 Share Repurchase Program. As of October 20, 2026, 1.9 million shares of common stock had been repurchased for $602 million and $898 million remained available under the 2027 Share Repurchase Program.

Under ASR agreements, the Company makes payments to the participating financial institutions and receives an initial delivery of shares of common stock. The final number of shares of common stock delivered upon settlement of the ASR agreements is determined based on a discount to the volume weighted average price of the Company’s common stock during the term of the agreements. The initial delivery and final delivery of shares of common stock, results in an immediate reduction of the outstanding shares of common stock used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
The terms of ASR agreements, structured as outlined above, were as follows (in millions, except average price):

Agreement Execution Date	Agreement Settlement Date		Agreement Amount	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered	Average Price Paid Per Share
Q1 FY 2024	Q1 FY 2024		$500	3.3	0.6	3.9	$128.61
Q4 FY 2024	Q1 FY 2025		$555	4.2	1.0	5.2	$107.08
Q2 FY 2025	Q3 FY 2025		$310	1.8	0.2	2.0	$154.44
Q3 FY 2025	Q4 FY 2025		$309	1.8	0.0	1.8	$171.91
Q1 FY 2026	Q2 FY 2026	(1)	$45	0.2	0.0	0.2	$209.67
Q2 FY 2026	Q3 FY 2026	(2)	$200	0.8	0.0	0.8	$246.29
Q1 FY 2027	Q2 FY 2027		$281	0.8	(3)	(3)	$304.41

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
(3)In October 2026, the Company entered into ASR agreements to repurchase $281 million, excluding excise tax, of the Company’s common stock. Under the ASR agreements, the Company made payments of $281 million to participating financial institutions and received an initial delivery of shares of common stock. The delivery of any remaining shares of common stock will occur at the final settlement of the transactions under the ASR agreements.

In addition, the Company repurchased shares of its common stock through the open market as follows (in millions):

	Fiscal Year Ended August 31,
	2026		2025		2024
	Shares	Cost	Shares	Cost	Shares	Cost
Open market share repurchases(1)	3.2	$815	2.8	$377	11.3	$1,445

(1)As of October 20, 2026, 1.1 million shares of common stock had been repurchased for $321 million through open market transactions under the 2027 Share Repurchase Program.

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
As of August 31, 2026, 59,582 Warrant Shares have vested and remain unexercised.
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
Sales of the Company’s products are concentrated among specific customers. For fiscal year 2026, the Company’s five largest customers accounted for approximately 37% of its net revenue and 76 customers accounted for approximately 90% of its net revenue. As the Company is a provider of manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service. Sales to the following customers that accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for the customers, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable as of August 31,
	2026	2025	2024	2026	2025
Customer A (1)	20%	16%	*	33%	24%
Customer B (2)	*	*	11%	*	*

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
Segment Data
Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”), our Chief Executive Officer. The CODM regularly reviews net revenue by segment, segment income, and segment income margin, including prior period comparison and forecasted segment results, to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. Asset information by segment is not reported internally or otherwise regularly reviewed by the CODM.
The Company derives its revenue from providing comprehensive electronics design, production and product management services. The Company’s operating segments consist of three segments – Regulated Industries, Intelligent Infrastructure, and Connected Living and Digital Commerce, which are also the Company’s reportable segments.

The Regulated Industries segment is focused on regulated markets and includes revenues from customers primarily in the automotive and transportation, healthcare and packaging, and renewable and energy infrastructure industries. The Intelligent Infrastructure segment is focused on the modern digital ecosystem including artificial intelligence (“AI”) infrastructure and includes revenues from customers primarily in the capital equipment, cloud and data center infrastructure, and networking and communications industries. The Connected Living and Digital Commerce segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce industries. The segments are organized based on the economic profiles of the services performed, including manufacturing capabilities, market strategy, margins, return on capital, and risk profiles.
Beginning September 1, 2026, the Company’s Connected Living and Digital Commerce segment was renamed to Intelligent Devices and Robotics to better reflect the evolution of the business, including the Company’s increased emphasis on automation and robotic capabilities and a strategic shift towards more highly complex, engineered solutions. The Intelligent Devices and Robotics segment is focused on digitalization and automation, including warehouse automation and robotics, and includes revenues from customers primarily in the connected living and digital commerce and robotics industries. The name change did not impact the composition of the Company's reportable segments or the financial information reported for those segments.
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
The following tables set forth operating segment information (in millions):

	Fiscal Year Ended August 31,
	2026				2025				2024
	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent infrastructure	Connected Living and Digital Commerce	Total	Regulated Industries	Intelligent Infrastructure	Connected Living and Digital Commerce	Total
Point in time	$530	$10,054	$1,964	$12,548	$477	$6,299	$1,727	$8,503	$553	$4,464	$3,393	$8,410
Over time	12,164	7,818	3,424	23,406	11,402	6,018	3,879	21,299	11,708	4,733	4,032	20,473
Net revenue	$12,694	$17,872	$5,388	$35,954	$11,879	$12,317	$5,606	$29,802	$12,261	$9,197	$7,425	$28,883
Segment expenses	$11,995	$16,803	$5,087	$33,885	$11,236	$11,653	$5,293	$28,182	$11,606	$8,728	$6,961	$27,295
Segment income	$699	$1,069	$301	$2,069	$643	$664	$313	$1,620	$655	$469	$464	$1,588
Segment income margin	5.5%	6.0%	5.6%	5.8%	5.4%	5.4%	5.6%	5.4%	5.3%	5.1%	6.2%	5.5%

	Fiscal Year Ended August 31,
	2026	2025	2024
Segment income	$2,069	$1,620	$1,588
Reconciling items:
Amortization of intangibles	(89)	(62)	(40)
Stock-based compensation expense and related charges	(140)	(107)	(89)
Restructuring, severance and related charges(1)	(97)	(181)	(296)
Business interruption and impairment charges, net(2)	—	(8)	(16)
(Loss) gain from the divestiture of businesses(3)	(1)	(53)	942
Acquisition and divestiture related charges(4)	(34)	(20)	(70)
Loss on securities(5)	—	(46)	—
Other expense (net of periodic benefit cost)	(119)	(104)	(95)
Interest expense, net	(181)	(147)	(173)
Income before income tax	$1,408	$892	$1,751

(1)Charges recorded during the fiscal year ended August 31, 2026, relate to the targeted restructuring activities to optimize the Company’s cost structure and improve operational efficiencies. Charges recorded during the fiscal years ended August 31, 2025 and 2024, primarily related to the 2025 Restructuring Plan and 2024 Restructuring Plan, respectively.
(2)Charges recorded during the fiscal year ended August 31, 2025, related primarily to costs associated with damage from Hurricanes Helene and Milton, which impacted our operations in St. Petersburg, Florida, and Asheville and Hendersonville, North Carolina. Charges recorded during the fiscal year ended August 31, 2024, related to costs associated with product quality liabilities. Charges recorded during the fiscal years ended August 31, 2025, and 2024, are classified as a component of cost of revenue and selling, general and administrative expenses in the Consolidated Statements of Operations.
(3)Charges recorded during the fiscal year ended August 31, 2025, related primarily to a pre-tax loss of $97 million recognized for the divestiture of the Company’s operations in Italy. The Company completed the divestiture of the Mobility Business and recorded a pre-tax gain of $942 million during the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the fiscal year ended August 31, 2025.
(4)Charges recorded during the fiscal year ended August 31, 2026, include $8 million of gains on forward foreign exchange contracts in connection with the acquisition of Hanley.
(5)Charges recorded during the fiscal year ended August 31, 2025, related to an impairment of an investment in Preferred Stock.
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

	At and For the Fiscal Year Ended August 31,
	2026		2025		2024
	Net Revenue	Long-Lived Assets	Net Revenue	Long-Lived Assets	Net Revenue	Long-Lived Assets
Mexico	$7,205	$488	$5,689	$514	$5,872	$647
Malaysia	4,376	431	3,644	358	*	352
China	4,082	544	4,196	635	4,810	736
Singapore	*	*	*	*	4,486	*
Other	10,617	1,405	8,829	1,170	8,668	1,074
Total Foreign	26,280	2,868	22,358	2,677	23,836	2,809
U.S.	9,674	751	7,444	632	5,047	575
Total	$35,954	$3,619	$29,802	$3,309	$28,883	$3,384

*    Amount was less than 10% of total.

14. Restructuring, Severance and Related Charges
The following is a summary of the Company’s restructuring, severance and related charges (in millions):

	Fiscal Year Ended August 31,
	2026(1)	2025(2)	2024(3)
Employee severance and benefit costs	$44	$58	$177
Lease costs	4	6	2
Asset write-off costs	35	53	79
Other costs	14	64	38
Total restructuring, severance and related charges(4)	$97	$181	$296

(1)Primarily relates to targeted restructuring activities to optimize our cost structure and improve operational efficiencies.
(2)Primarily related to the 2025 Restructuring Plan.
(3)Primarily related to the 2024 Restructuring Plan.
(4)Except for asset write-off costs, all restructuring, severance and related charges are cash costs.
The following table presents the Company’s restructuring, severance, and related charges disaggregated by segment (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Total restructuring, severance and related charges:
Regulated Industries	$57	$80	$75
Intelligent Infrastructure	10	34	69
Connected Living and Digital Commerce	30	21	84
Non-allocated charges	—	46	68
Total	$97	$181	$296
The table below summarizes the Company’s liability activity during the fiscal year ended August 31, 2026 (in millions):

	Employee Severance and Benefit Costs	Lease Costs	Asset Write-off Costs	Other Related Costs	Total
Balance as of August 31, 2025	$16	$—	$—	$17	$33
Restructuring related charges	44	4	35	14	97
Asset write-off charge and other non-cash activity	—	—	(35)	(12)	(47)
Cash payments	(50)	(4)	—	(15)	(69)
Balance as of August 31, 2026	$10	$—	$—	$4	$14
2025 Restructuring Plan
On September 24, 2024, the Company’s Board of Directors approved a restructuring plan to align our support infrastructure to further optimize organizational effectiveness. This action includes headcount reductions across our Selling, General, and Administrative (“SG&A”) and manufacturing cost base and capacity realignment (the “2025 Restructuring Plan”).
The 2025 Restructuring Plan, totaling approximately $200 million in pre-tax restructuring and other related costs, was substantially complete as of August 31, 2026.
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

15. Income Taxes
Provision for Income Taxes
Income (loss) before income tax expense is summarized below (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Domestic	$(18)	$(255)	$(366)
Foreign	1,426	1,147	2,117
Total	$1,408	$892	$1,751
Income tax expense (benefit) is summarized below (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Current:
Federal	$—	$(16)	$—
State	22	15	5
Foreign	365	356	442
Total current	387	355	447
Deferred:
Federal	(16)	(15)	12
State	3	(5)	(2)
Foreign	(6)	(100)	(94)
Total deferred	(19)	(120)	(84)
Total income tax expense	$368	$235	$363
The Company adopted ASU 2023-09, Income Taxes (Topic 740), prospectively for the fiscal year ended August 31, 2026. A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate, pursuant to the disclosure requirements of ASU 2023-09, is summarized below (in millions, except percentages):

	Fiscal Year Ended August 31, 2026
	Amount	Percent
U.S. federal statutory income tax rate	$296	21.0%
State and local income taxes, net of federal income tax effect(1)	20	1.4
Foreign tax effects
China
Statutory tax rate difference	19	1.3
Withholding taxes	40	2.9
Other	(8)	(0.6)
India	19	1.4
Malaysia
Tax incentives	(60)	(4.2)
Nondeductible interest	50	3.5
Other	5	0.3
Switzerland
Statutory tax rate difference	(21)	(1.5)
Other foreign jurisdictions	(21)	(1.5)
Effect of cross-border tax laws
Global Intangible Low-Taxed Income, net of foreign tax credits	38	2.7
Tax credits
Research and development tax credits	(68)	(4.8)
Changes in unrecognized tax benefits	47	3.4
Other adjustments	12	0.8
Effective income tax rate	$368	26.1%

(1)State taxes in California and Oregon made up the majority of the tax effect in this category.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate, prior to the adoption of ASU 2023-09, is summarized below:

	Fiscal Year Ended August 31,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	0.6	(0.3)
Impact of foreign tax rates	(2.0)	0.1
Permanent differences	(0.3)	0.5
Income tax credits	(1.7)	(0.7)
Valuation allowance	1.0	3.5
Equity compensation	1.1	(0.4)
Impact of intercompany charges and dividends	1.9	(0.7)
Global Intangible Low-Taxed Income	1.4	1.9
Change in indefinite reinvestment assertion	0.3	0.4
Divestiture of businesses	2.3	(5.9)
Other, net	0.8	1.3
Effective income tax rate	26.4%	20.7%
The Company has been granted tax incentives for various subsidiaries in Malaysia, Singapore, Vietnam, Brazil, and Israel, which primarily expire at various dates through fiscal year 2030 and are subject to certain conditions with which the Company expects to comply. Tax incentives resulted in a tax benefit of approximately $77 million ($0.73 per basic weighted average shares of common stock outstanding), $75 million ($0.68 per basic weighted average shares of common stock outstanding) and $54 million ($0.44 per basic weighted average shares of common stock outstanding) during the fiscal years ended August 31, 2026, 2025, and 2024, respectively.

The divestiture of businesses change during the fiscal years ended August 31, 2025 and 2024, related primarily to the divestiture of the Company’s operations in Italy and the divestiture of the Mobility Business, respectively.
Income taxes paid, net of refunds received, pursuant to the disclosure requirements of ASU 2023-09, is summarized below (in millions):

Fiscal Year Ended August 31, 2026
Federal	$18
State	19
Foreign
China	156
India	40
Mexico	36
Other	82
Total income taxes paid, net of refunds received	$351
The Company made income tax payments, net of refunds received, of $330 million and $502 million for the fiscal years ending August 31, 2025, and 2024, respectively.

Deferred Tax Assets and Liabilities
Significant components of the deferred tax assets and liabilities are summarized below (in millions):

	August 31, 2026	August 31, 2025
Deferred tax assets:
Net operating loss carryforwards	$220	$227
Inventories	48	28
Accrued expenses	162	147
Property, plant and equipment	79	34
Tax credits	82	27
Capital loss carryforwards	19	32
Revenue recognition	58	49
Operating and finance lease liabilities	13	35
Other	49	64
Total deferred tax assets before valuation allowances	730	643
Less valuation allowances	(402)	(400)
Net deferred tax assets	$328	$243
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	$67	$38
Intangible assets	91	49
Operating lease assets	104	91
Other	32	4
Total deferred tax liabilities	$294	$182
Net deferred tax assets	$34	$61
Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded.
As of August 31, 2026, the Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries for which a deferred tax liability has not already been recorded. The estimated amount of the unrecognized deferred tax liability on these reinvested earnings was approximately $0.1 billion.
Tax Carryforwards
The amount and expiration dates of income tax net operating loss carryforwards, tax credit carryforwards, and tax capital loss carryforwards, which are available to reduce future taxes, if any, as of August 31, 2026, are as follows (in millions):

	Last Fiscal Year of Expiration	Amount
Income tax net operating loss carryforwards:(1)
Federal	2037 or indefinite	$156
State	2046 or indefinite	$46
Foreign	2036 or indefinite	$647
Tax credit carryforwards:(1)
Federal	2046	$71
State	2041 or indefinite	$7
Tax capital loss carryforwards:
Federal	2031	$68

(1)Net of unrecognized tax benefits.

Unrecognized Tax Benefits
Reconciliation of the unrecognized tax benefits is summarized below (in millions):

	Fiscal Year Ended August 31,
	2026	2025	2024
Beginning balance	$142	$168	$257
Additions for tax positions of prior years(1)	27	8	19
Reductions for tax positions of prior years	(1)	(4)	(21)
Additions for tax positions related to current year(2)	39	14	22
Additions related to acquired entities	9	5	—
Divestiture of businesses	—	—	(49)
Reductions from lapses in statutes of limitations(3)	(10)	(36)	(2)
Settlements(4)	—	(13)	(58)
Foreign exchange rate adjustment	5	—	—
Ending balance	$211	$142	$168
Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$136	$89	$94

(1)The additions for the fiscal year ended August 31, 2026, primarily related to taxation of intercompany transactions and entitlement to tax credits.
(2)The additions for the fiscal years ended August 31, 2026, 2025 and 2024 primarily related to taxation of certain intercompany transactions.
(3)The reductions from lapses in statutes of limitations for the fiscal year ended August 31, 2025, primarily related to intercompany transactions and entitlement to tax credits.
(4)Settlements for the fiscal year ended August 31, 2024, primarily related to the settlement of a U.S. audit.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $35 million and $24 million as of August 31, 2026, and 2025, respectively. The Company recognized interest and penalties of approximately $8 million, $2 million and ($14 million) during the fiscal years ended August 31, 2026, 2025, and 2024, respectively.
The Company is no longer subject to U.S. federal tax examinations for fiscal years ended before August 31, 2022. In major non-U.S. and state jurisdictions, the Company is no longer subject to income tax examinations for fiscal years ended before August 31, 2016, and August 31, 2009, respectively.
16. Business Acquisitions and Divestitures
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

The acquisition of Hanley was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $896 million, including $369 million in identifiable intangible assets and $339 million in goodwill, and liabilities assumed of $144 million were recorded at their estimated fair values as of the acquisition date. The preliminary estimates and measurements, primarily related to the fair value of related tax attributes, are subject to change during the measurement period as the Company receives final information and completes its analysis. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities is recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. Goodwill is primarily attributable to expected synergies in data center power management. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on January 2, 2026. Pro forma information has not been provided as the acquisition of Hanley is not deemed to be significant.
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
The acquisition of Rebound Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $176 million, including $48 million in identifiable intangible assets and $44 million in goodwill, and liabilities assumed of $43 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on September 1, 2025. Pro forma information has not been provided as the acquisition of Rebound Technologies is not deemed to be significant.
Fiscal Year 2025
On February 3, 2025, the Company completed the acquisition of Pharmaceutics International, Inc. (“Pii”) for cash consideration transferred of $309 million. Pii is a contract development and manufacturing organization specializing in early stage, clinical, and commercial volume aseptic filling, lyophilization, and oral solid dose manufacturing. The capabilities acquired relate to the Company’s existing Regulated Industries service offerings, which includes the development and commercial production of auto-injectors, pen injectors, inhalers, and on-body pumps.
The acquisition of Pii was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $358 million, including $149 million in identifiable intangible assets and $142 million in goodwill, and liabilities assumed of $49 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. Goodwill is primarily attributable to expected synergies enabling comprehensive support for customers in drug development, clinical trials, and product commercialization at scale. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on February 3, 2025. Pro forma information has not been provided as the acquisition of Pii is not deemed to be significant.
On October 1, 2024, the Company completed the acquisition of Mikros Technologies LLC (“Mikros Technologies”) for consideration transferred of $63 million. Mikros Technologies is a leader in the engineering and manufacturing of liquid cooling solutions for thermal management.
The acquisition of Mikros Technologies was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $63 million, including $40 million in identifiable intangible assets and $17 million in goodwill, were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Intelligent Infrastructure segment. The majority of the goodwill is currently expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on October 1, 2024. Pro forma information has not been provided as the acquisition of Mikros Technologies is not deemed to be significant.

Fiscal Year 2024
On November 1, 2023, the Company completed the acquisition of ProcureAbility Inc. (“ProcureAbility”) for approximately $60 million in cash. ProcureAbility is a procurement services provider specializing in technology-enabled advisory, managed services, digital, staffing, and recruiting solutions.
The acquisition of ProcureAbility was accounted for as a business combination using the acquisition method of accounting. Assets acquired of $87 million, including $40 million in identifiable intangible assets and $38 million in goodwill, and liabilities assumed of $26 million were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired assets and assumed liabilities was recorded to goodwill and was fully allocated to the Regulated Industries segment. The majority of the goodwill is currently not expected to be deductible for income tax purposes. The results of operations were included in the Company’s consolidated financial results beginning on November 1, 2023. Pro forma information has not been provided as the acquisition of ProcureAbility is not deemed to be significant.
Divestitures
Fiscal Year 2025
On August 1, 2025, through its indirect subsidiary, Jabil Circuit Italia S.r.l. (“JCI”), the Company divested its operations in Italy. As a result of the transaction, the Company derecognized net assets of approximately $36 million and recorded a pre-tax loss of $97 million during the fiscal year ended August 31, 2025. As part of the terms of the agreement, the Company also paid cash consideration of $63 million to the buyer. The operating results of this business were immaterial to the Company's consolidated results of operations.
Fiscal Year 2024
The Company announced on September 26, 2023, that, through its indirect subsidiary, Jabil Circuit (Singapore) Pte. Ltd., a Singapore private limited company (“Singapore Seller”), the Company agreed to sell to an affiliate of BYD Electronic (International) Co. Ltd., a Hong Kong limited liability company (“Purchaser” or “BYDE”), the Singapore Seller’s product manufacturing business in Chengdu, including its supporting component manufacturing in Wuxi, (the “Mobility Business”), for cash consideration of approximately $2.2 billion, subject to certain customary purchase price adjustments.
As of August 31, 2023, the Company determined the Mobility Business met the criteria to be classified as held for sale. Assets and liabilities classified as held for sale had a carrying value less than the estimated fair value less cost to sell and, thus, no adjustment to the carrying value of the disposal group was necessary. Depreciation and amortization expense for long-lived assets was not recorded for the period in which these assets were classified as held for sale. The divestiture did not meet the criteria to be reported as discontinued operations, and the Company continued to report the operating results for the Mobility Business in the Consolidated Statement of Operations in the DMS segment until December 29, 2023 (the “Closing Date”).
On the Closing Date, the Company completed the sale of the Mobility Business. As a result of the transaction, the Company derecognized net assets of approximately $1.2 billion, and recorded a pre-tax gain of $942 million in the fiscal year ended August 31, 2024. Certain post-closing adjustments were realized in March 2025, which resulted in the recognition of a $54 million pre-tax gain during the fiscal year ended August 31, 2025. In addition, the Company agreed to indemnify BYDE from certain liabilities that may arise post-close that relate to periods prior to the Closing Date. The Company incurred transaction and disposal costs in connection with the sale of approximately $67 million during the fiscal year ended August 31, 2024, which are included in continuing operations in the Consolidated Statements of Operations.

17. Fair Value Measurements
Fair Value Measurements on a Recurring Basis
The carrying amounts of cash and cash equivalents, trade accounts receivable, prepaid expenses, and other current assets, accounts payable and accrued expenses approximate fair value because of the short-term nature of these financial instruments. Cash equivalents consist of investments that are readily convertible to cash with original maturities of 90 days or less and are classified within Level 1 of the fair value hierarchy. As of August 31, 2026 and 2025, there were $282 million and $392 million of cash equivalents, respectively.
The fair value of forward foreign exchange contracts were immaterial to the Consolidated Balance Sheets as of August 31, 2026 and 2025.
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
The following table presents the carrying amounts and fair values of the Company's notes payable and long-term debt, by hierarchy level as of the periods indicated (in millions):

			August 31, 2026		August 31, 2025
	Fair Value Hierarchy		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable and long-term debt: (Note 7)
1.700% Senior Notes	Level 2	(1)	$—	$—	$499	$492
4.250% Senior Notes	Level 2	(1)	$499	$499	$497	$500
3.950% Senior Notes	Level 2	(1)	$499	$494	$499	$496
5.450% Senior Notes	Level 2	(1)	$298	$303	$297	$308
4.200% Senior Notes	Level 2	(1)	$497	$490	$—	$—
3.600% Senior Notes	Level 2	(1)	$498	$475	$498	$480
3.000% Senior Notes	Level 2	(1)	$596	$545	$595	$551
4.750% Senior Notes	Level 2	(1)	$492	$479	$—	$—

(1)The fair value estimates are based upon observable market data.
See Note 10 – “Postretirement and Other Employee Benefits” for disclosure surrounding the fair value of the Company’s pension plan assets.
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

JABIL INC. Registrant

Date: October 23, 2026	By:	/s/ MICHAEL DASTOOR
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ STEVEN A. RAYMUND	Chairman of the Board of Directors	October 23, 2026
Steven A. Raymund

By:	/s/ MICHAEL DASTOOR	Chief Executive Officer and Director (Principal Executive Officer)	October 23, 2026
Michael Dastoor

By:	/s/ GREGORY B. HEBARD	Chief Financial Officer (Principal Financial and Accounting Officer)	October 23, 2026
Gregory B. Hebard

By:	/s/ ANOUSHEH ANSARI	Director	October 23, 2026
Anousheh Ansari

By:	/s/ SUJATHA CHANDRASEKARAN	Director	October 23, 2026
Sujatha Chandrasekaran

By:	/s/ THOMAS T. EDMAN	Director	October 23, 2026
Thomas T. Edman

By:	/s/ CHRISTOPHER S. HOLLAND	Director	October 23, 2026
Christopher S. Holland

By:	/s/ JOHN C. PLANT	Director	October 23, 2026
John C. Plant

By:	/s/ RAEJEANNE SKILLERN	Director	October 23, 2026
Raejeanne Skillern

By:	/s/ N.V. “Tiger” TYAGARAJAN	Director	October 23, 2026
N.V. “Tiger” Tyagarajan

SCHEDULE II
JABIL INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for excess and obsolete inventory:
Fiscal year ended August 31, 2026	$67	$56	$—	$(36)	$87
Fiscal year ended August 31, 2025	$63	$26	$—	$(22)	$67
Fiscal year ended August 31, 2024	$58	$40	$—	$(35)	$63

	Balance at Beginning of Period	Additions and Adjustments Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Write-offs	Balance at End of Period
Reserve for warranties:
Fiscal year ended August 31, 2026	$70	$13	$—	$(5)	$78
Fiscal year ended August 31, 2025	$68	$13	$—	$(11)	$70
Fiscal year ended August 31, 2024	$66	$7	$—	$(5)	$68

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions/ (Reductions) Charged to Other Accounts	Reductions Charged to Costs and Expenses	Balance at End of Period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2026	$400	$17	$1	$(16)	$402
Fiscal year ended August 31, 2025	$368	$30	$23	$(21)	$400
Fiscal year ended August 31, 2024	$303	$96	$3	$(34)	$368

See accompanying report of independent registered public accounting firm.